Form 10-Q
period 1999-06-30
AUDIBLE INC
filed 1999-08-30
CIK 1077926

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


(Mark One)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 [ x ]          THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________

                      Commission File Number:  000-26529

                                 AUDIBLE, INC.
            (Exact name of Registrant as specified in its Charter)

            DELAWARE                                    22-3407945
 (State or other jurisdiction of                     (I.R.S. employer
 incorporation or organization)                   identification number)

          65 WILLOWBROOK BLVD.                             07470
            WAYNE, NEW JERSEY                           (Zip Code)
(Address of principal executive offices)

                                (973) 890-4070
             (Registrant's telephone number, including area code)

                                     None
                    (Former name, former address and former
                  fiscal year - if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  ___   No X
                                                         -

     As of August 25, 1999, 25,603,254 shares of common stock ("Common Stock") of the Registrant were outstanding.

                                 AUDIBLE, INC.

                                     INDEX

                                   FORM 10-Q

PART I  -    FINANCIAL  INFORMATION                                             Page
                                                                                ----
Item 1.      Financial Statements (Unaudited):

             Condensed Balance Sheets as of June 30, 1999 and December 31,
             1998..............................................................   3

             Condensed Statements of Operations for the three and six months
             ended June 30, 1999 and 1998......................................   4

             Condensed Statements of Cash Flows for the six months ended
             June 30, 1999 and 1998............................................   5

             Notes to Condensed Financial Statements...........................   6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................  10

Item 3.      Qualitative and Quantitative Disclosure about Market Risk.........  17

PART II  -   OTHER  INFORMATION

Item 1.      Legal Proceedings.................................................  18

Item 2.      Changes in Securities.............................................  18

Item 3.      Defaults Upon Senior Securities...................................  18

Item 4.      Submission of Matters to a Vote of Securities Holders.............  19

Item 5.      Other Information.................................................  19

Item 6.      Exhibits and Reports on Form 8-K..................................  19

Signatures.....................................................................  22

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                                 AUDIBLE, INC.
                           CONDENSED BALANCE SHEETS

                                 -------------

                                                                                       As of                        As of
                                                                                   June 30, 1999               December 31, 1998
                                                                                  ----------------           ---------------------
                                  Assets                                              (unaudited)
Current assets:
  Cash and cash equivalents................................................           $  7,216,065                  $ 10,526,299
  Accounts receivable, net.................................................                461,296                         8,516
  Advance royalty payments.................................................                172,836                       228,402
  Prepaid expenses.........................................................                581,626                       102,916
  Inventory................................................................                 81,533                       129,535
                                                                                  ----------------           -------------------
    Total current assets...................................................              8,513,356                    10,995,668
Property and equipment, net................................................                483,418                       397,837
Note receivable due from stockholder.......................................                100,000                       100,000
Other assets...............................................................                 95,273                       106,153
                                                                                  ----------------           -------------------
    Total assets...........................................................           $  9,192,047                  $ 11,599,658
                                                                                  ================           ===================
                  Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable.........................................................           $    762,551                  $    482,971
  Accrued expenses and compensation........................................                525,872                       471,753
  Current maturities of obligations under capital leases...................                471,224                       471,224
  Advances, current........................................................                876,527                       491,304
                                                                                  ----------------           -------------------
    Total current liabilities..............................................              2,636,174                     1,917,252
Deferred compensation......................................................                229,373                       167,318
Advances, net of current...................................................                630,430                     1,008,696
Obligations under capital leases, net of current maturities................                 62,174                       310,507
Redeemable convertible preferred stock (non-cumulative)....................             28,719,126                    27,724,654
Stockholders' deficit:
Common stock, par value $.01. 50,000,000 and 16,000,000 shares authorized, 7,602,269 and 7,394,355 shares issued and outstanding as of
 June 30, 1999 and December 31, 1998 respectively..........................                 76,023                       73,944
  Additional paid-in capital...............................................              1,384,696                    1,162,420
  Notes due from stockholders for common stock.............................             (1,057,525)                  (1,040,158)
  Accumulated deficit......................................................            (23,488,424)                 (19,724,975)
                                                                                  ----------------           ------------------
    Total stockholders' deficit............................................            (23,085,230)                 (19,528,769)
                                                                                  ----------------           ------------------

  Total liabilities and stockholders' deficit..............................           $  9,192,047                 $ 11,599,658
                                                                                  ================           ==================

           See accompanying notes to condensed financial statements.

                                 AUDIBLE, INC.
                      CONDENSED STATEMENTS OF OPERATIONS

                           -------------------------

                                                        Three Months Ended                        Six Months Ended
                                                            June 30,                                   June 30,
                                                 --------------------------------         --------------------------------
                                                    1999               1998                     1999             1998
                                                                                          ---------------  ---------------
                                                 (unaudited)        (unaudited)              (unaudited)      (unaudited)
Revenue:
 Content and services.........................    $    91,818         $    17,674          $   149,700       $    47,852
 Hardware.....................................        123,591              71,296              180,764           161,584
 Other........................................        313,043                   0              513,043                 0
                                                  -----------         -----------          -----------       -----------
  Total revenue...............................        528,452              88,970              843,507           209,436
                                                  -----------         -----------          -----------       -----------

Operating expenses:
 Cost of content and services revenue.........        161,656              87,048              313,838           162,491
 Cost of hardware revenue.....................        129,987             151,416              193,026           406,842
 Production expenses..........................        722,807             366,975            1,217,419           852,577
 Research and development.....................        427,322             378,051              747,756           767,318
 Sales and marketing..........................        903,195             229,693            1,299,293           501,734
 General and administrative...................        543,564             509,333              974,131           989,886
                                                  -----------         -----------          -----------       -----------
  Total operating expenses....................      2,888,531           1,722,516            4,745,463         3,680,848
                                                  -----------         -----------          -----------       -----------

  Loss from Operations........................     (2,360,079)         (1,633,546)          (3,901,956)       (3,471,412)

  Total other (income) expense................        (71,062)             12,173             (138,507)           18,077
                                                  -----------         -----------          -----------       -----------
  Net loss....................................    $(2,289,017)        $(1,645,719)         $(3,763,449)      $(3,489,489)
                                                  ===========         ===========          ===========       ===========

Basic and diluted net loss per common share...    $     (0.30)        $     (0.23)         $     (0.50)      $     (0.51)
                                                  ===========         ===========          ===========       ===========

Weighted average shares outstanding...........      7,602,269           7,036,055            7,527,167         6,797,172
                                                  ===========         ===========          ===========       ===========

           See accompanying notes to condensed financial statements

                                 AUDIBLE, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                           -------------------------

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                       -------------------------------------------
                                                                                                1999                    1998
                                                                                       -------------------      ------------------
                                                                                           (unaudited)                (unaudited)
Cash flows from operating activities:
 Net loss............................................................................          $(3,763,449)           $(3,489,489)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization......................................................              180,154                342,441
  Services rendered for common stock.................................................                    -                 16,250
  Non-cash compensation charge.......................................................              166,272                      -
  Cancellation of common stock issued for services rendered..........................               (1,250)                     -
  Deferred compensation..............................................................               62,055                  9,843
  Changes in assets and liabilities:
    Increase in accounts receivable..................................................             (452,780)                (3,142)
    Decrease in advance royalty payments.............................................               55,566                 71,797
    (Increase) in prepaid expenses...................................................             (478,710)                (9,184)
    Decrease (increase) in inventory.................................................               48,002               (252,198)
    Decrease in other assets.........................................................               10,880                 62,098
    Increase (decrease) in accounts payable..........................................              279,580                (54,400)
    Increase (decrease) in accrued expenses and compensation.........................               54,119               (126,041)
    Increase in advances.............................................................                6,957                      -
                                                                                               -----------            ------------
     Net cash used in operating activities...........................................           (3,832,604)            (3,432,025)
                                                                                               -----------            ------------

Cash flows from investing activities:
 Purchases of property and equipment.................................................             (265,735)               (11,270)
                                                                                               -----------            ------------
     Net cash used in investing activities...........................................             (265,735)               (11,270)
                                                                                               -----------            ------------

Cash flows from financing activities:
 Proceeds from issuance of Series D redeemable convertible preferred
  stock, net of issuance costs.......................................................              994,472              4,287,537
 Payments received on notes due from stockholders for common stock...................               41,966                  6,130
 Payment of principal on obligations under capital leases............................             (248,333)              (195,104)
                                                                                               -----------            ------------
     Net cash provided by financing activities.......................................              788,105              4,098,563
                                                                                               -----------            ------------

     Increase (decrease) in cash and cash equivalents................................           (3,310,234)               655,268
Cash and cash equivalents at beginning of period.....................................           10,526,299                646,186
                                                                                               -----------            ------------
Cash and cash equivalents at end of period...........................................          $ 7,216,065            $ 1,301,454
                                                                                               ===========            ============

           See accompanying notes to condensed financial statements.

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998


(1)  Initial Public Offering

     On July 15, 1999, the Company completed an initial public offering (IPO) of 4,600,000 shares of common stock at $9.00 per share. Total proceeds to the Company were approximately $36.8 million, net of underwriting discounts and commissions of approximately $2.9 million and offering costs of approximately $1.7 million. Concurrent with the IPO, all shares of the Company's redeemable convertible preferred stock were converted into 13,400,996 shares of common stock.


(2)  Summary of Significant Accounting Policies

 Basis of Presentation

     The accompanying condensed financial statements as of June 30, 1999 and for the three and six months ended June 30, 1999 and June 30, 1998 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with generally accepted accounting principles. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 from the Company's Registration Statement Form S-1 (333-76985).

     Audible was incorporated in 1995, and commenced commercial operations in October 1997, and through March 31, 1999, was in the development stage for financial reporting purposes. Subsequent to March 31, 1999, Audible substantially completed its development efforts in establishing its business and accordingly is no longer considered a development stage company.


 Reclassifications

     Certain items in the December 31, 1998 Balance Sheet have been reclassified to conform with the June 30, 1999 presentation.


 Basic and Diluted Net Loss Per Common Share

     Basic and diluted net loss per common share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic net loss per common share excludes dilution for common stock equivalents and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per common share is equal to basic net loss per common share, since all common stock equivalents are antidilutive for each of the periods presented.

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998

     Diluted net loss per common share for the three and six months ended June 30, 1999 does not include the effects of options to purchase 903,450 shares of common stock; warrants to purchase 1,675,001 shares of common stock; warrants to purchase 94,904 shares of preferred stock; and 13,400,996 shares of convertible preferred stock on an "as-if" converted basis; as the effect of their inclusion is antidilutive during the periods. Diluted net loss per common share for the three and six months ended June 30, 1998 does not include the effects of warrants to purchase 675,001 shares of common stock; warrants to purchase 94,904 shares of preferred stock; and 9,276,000 shares of convertible preferred stock on an "as-if" converted basis; as the effect of their inclusion is antidilutive during the periods.


(3)  Stockholders' Equity

 Stock Split

     On May 26, 1999, the Company affected a three-for-two stock split to all stockholders of record at the close of business on May 26, 1999. Accordingly, all share and per share data in the accompanying financial statements have been adjusted retroactively to reflect the split.

 Common Stock

     In 1998, the Company increased the number of shares of common stock authorized from 12,000,000 to 16,000,000. In April 1999, the Company increased the number of shares of common stock authorized to 50,000,000. As of June 30, 1999 and as of December 31, 1998, the Company had 7,602,269 and 7,394,355, respectively, common stock shares issued and outstanding and 13,495,900 and 13,120,905 common stock shares, respectively, reserved for conversion of Series A convertible preferred stock, Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock and related convertible preferred stock warrants. As of June 30, 1999 and as of December 31, 1998, the Company had 1,675,001 and 675,001 common stock shares, respectively, reserved for common stock warrants and 903,450 and no common stock shares, respectively, reserved for common stock options. All shares of preferred stock were converted into 13,400,996 shares of common stock at the closing of the Company's IPO.

     In March 1999, the Company issued common shares to employees at a price less than the fair value of the stock at the time of issuance. These shares, which are subject to vesting of over four years, were paid for by full recourse promissory notes executed by the employees. The difference between the fair value and the issue price of these common shares will be recorded as an expense over the term of the vesting schedule. During the six months ended June 30, 1999, $72,577 of this expense was recognized. During the six months ended June 30, 1998, all common shares issued by the Company to employees were issued at the fair value of the stock at the time of issuance.

     In April 1999, the Company established the 1999 Stock Incentive Plan (the "Plan") and has reserved 9,000,000 shares to be issued under the Plan. The
  Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards. As of June 30, 1999, options to purchase 903,450 shares have been granted under this Plan.

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1999 AND 1998

(4) Redeemable Convertible Preferred Stock

     In February 1998, the Company authorized 1,375,000 shares of Series D convertible preferred stock. The number of shares of Series D convertible preferred stock authorized was increased to 4,375,000 in December 1998. In February, June and December 1998, the Company issued an aggregate of 3,850,000 shares of Series D convertible preferred stock at $4.00 per share for aggregate net proceeds of $15,347,009. On February 9, 1999, the Company issued 250,000 shares of Series D convertible preferred stock at $4.00 per share, for net proceeds of $994,472. Each holder of outstanding shares of Series D convertible preferred stock has voting rights equal to the number of shares of common stock into which the Series D convertible preferred stock are convertible, which is a 3 for 2 share basis, subject to certain adjustments for antidilution, at the option of the stockholder, as defined in the Company's Certificate of Incorporation, as amended.


(5)  Microsoft Agreement

     In November 1998, the Company entered into a five-year agreement with Microsoft. The agreement provides for services related to integration of products, the granting of various rights and licenses, and the provision for Microsoft to be paid future royalties for content distributed as a result of the software developed in the agreement. Under the terms of the agreement, Microsoft committed a minimum of $2.0 million in payments to the Company to integrate certain products and acquire various rights and licenses.

     Microsoft advanced Audible $1,500,000 in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. $50,000 of this advance was allocated to certain development work and will be recognized upon its completion. $1,450,000 of this advance will be recognized as revenue on a straight line basis through the initial term of the agreement, which runs through the second quarter of 2001 beginning in the quarter ended June 30, 1999. $63,043 of this advance was recognized during the six months ended June 30, 1999.

     Audible will pay Microsoft a royalty on content licensed and distributed by Audible to each end user that accesses its content using the developed software. Royalties will be recognized during the period that the related content revenue is earned. Through the period ended June 30, 1999, Audible had not recognized any royalties under this agreement.

     Also under the agreement, during the six months ended June 30, 1999 Audible
  (i) has performed technology integration services for which the Company has recognized revenue of $200,000, and (ii) has delivered a license for certain technology rights for which the Company has recognized revenue of $250,000. The Company will deliver 300 Audible MobilePlayers in exchange for $50,000 and will recognize the related revenue when shipped. Microsoft has options under the agreement to acquire additional rights and licenses and extend the term of the agreement for additional financial consideration.

     In April 1999, in connection with an amendment to the agreements with Microsoft, the Company issued to Microsoft a warrant which expires November 18, 2003 to purchase 100,000 shares of common stock at the IPO price. The fair value of this warrant is being amortized as an expense on a straight-line basis over the same period as the $1,450,000 advance described above. During the six months ended June 30, 1999, $22,405 of this expense was recorded.

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998


(6)  Services Agreement

     In June 1999, in connection with a services agreement, the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three year period. The agreement allows for an additional warrant to purchase 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year also subject to vesting. The fair value of these warrants is being amortized as an expense on a straight-line basis over the initial term of the service agreement of three years. During the six months ended June 30, 1999, $71,290 of this expense was recorded.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto appearing in our Registration Statement Form S-1 (333-76985). This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

Overview

     We provide Internet-delivered premium spoken audio content for playback on personal computers and hand-held electronic devices. We have the largest and most diverse collection of premium digital spoken audio content available for purchase and download from the Internet, most of which is currently available only at our Web site audible.com.

     In order to test consumer behavior, demonstrate to content providers the viability of digital distribution of audio content and test our business model, we designed, created and sold limited numbers of our own Internet-enabled mobile audio playback device, the Audible MobilePlayer. Sales of the MobilePlayer accounted for 77% of our revenue for the six months ended June 30, 1998, and 21% of the revenue for the six months ended June 30, 1999. We expect this revenue to decrease and eventually phase out because production of the player was discontinued in April 1999 and we expect to sell the majority of our remaining inventory by the end of 1999. Our primary focus is the aggregation and delivery of digital spoken audio content, and, in the future, we will depend upon computer and consumer electronics companies to manufacture and sell devices that are promoted as AudibleReady. The first of these devices became commercially available in March 1999. Revenue from the sale of audio content through our Web site has increased in each of the last four quarters. We expect that trend to continue and, over the next several quarters, sales of audio content will increase and eventually account for the majority of our revenue. As of June 30, 1999, more than 5,700 customers had purchased content from our Web site.

     Although we have experienced revenue growth in our content sales in recent periods, there can be no assurance that such growth rates are sustainable, and therefore such growth rates should not be considered indicative of future operating results. There can also be no assurance that we will be able to continue to increase our revenue or attain profitability or, if increases in revenue and profitability are achieved, that they can be sustained. We believe that period-to-period comparisons of our historical operating results are not meaningful and should not be relied upon as an indication of future performance.

     We recognize revenue from content sales in the period when content is downloaded. Typically, we pay our content providers a 12% royalty based upon net sales of the content downloaded by our customers. Some of our content agreements require us to make advance royalty payments for minimum guarantees which are amortized on a straight-line basis over the term of the agreement or are expensed as royalties are earned, whichever is sooner.

     We recognize revenue from subscriptions pro rata over the subscription term. Royalty expense on subscriptions is currently accrued on the full subscription price in the month the subscription is purchased. We plan to implement a financial reporting system that will allow us to pro rate the accrual on the subscription royalty over the term of the subscription.

     We recognize revenue from sales of the Audible MobilePlayer upon shipment. We recognize revenue from audio production and hosting services which we provide to corporations as the services are performed.

     We are party to several joint marketing agreements, with device manufacturers including Casio, Compaq, Diamond Multimedia, Everex and Philips. Under these agreements, our device manufacturers may receive a portion of the revenue generated over a specified period of time by each new Audible customer referred by them through the purchase of a new device. These revenue sharing arrangements typically last one or two years from the date the device user becomes an Audible customer.

     We have incurred significant losses since inception, and as of June 30, 1999, we had an accumulated deficit of approximately $23.5 million. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to invest heavily in sales and marketing and content acquisition and production over the next several quarters, to add additional personnel and to make capital expenditures to upgrade our systems capacity.

Results of Operations

  The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three and six months ended June 30, 1999 and 1998.

     =================================================================================================
                                                             Three Months           Six Months
                                                             Ended June 30,        Ended June 30,
                                                             --------------        --------------
                                                           1999       1998         1999     1998
                                                             (unaudited)            (unaudited)
     Revenue:
       Content and services.......................          17%        20%           18%        23%
       Hardware...................................          24         80            21         77
       Other......................................          59          0            61          0
          Total revenue...........................         100%       100%          100%       100%
     Operating expenses:
       Cost of content and services revenue.......          30         98            37         78
       Cost of hardware revenue...................          25        170            23        194
       Production expenses........................         137        412           144        407
       Research and development...................          81        425            89        366
       Sales and marketing........................         171        258           154        240
       General and administrative.................         103        573           116        473
          Total operating expenses................         547      1,936           563      1,758

     Loss from operations.........................        (447)    (1,836)         (463)    (1,658)
     Other (income) expense:
          Total other (income) expense............         (14)        14           (17)         8

     Net loss.....................................        (433)%   (1,850)%        (446)%   (1,666)%
     =================================================================================================

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

  Total revenue. Total revenue for the three months ended June 30, 1999, was $528,000, as compared to $89,000 for the three months ended June 30, 1998, an increase of $439,000, or 493%.

  Content and services. Content and services revenue for the three months ended June 30, 1999, was $92,000, as compared to $18,000 for the three months ended June 30, 1998, an increase of $74,000, or 411%. Content and services revenue increased primarily as a result of our increased customer base.

  Hardware. Hardware revenue for the three months ended June 30, 1999, was $124,000, as compared to $71,000 for the three months ended June 30, 1998, an increase of $53,000, or 75%. Hardware revenue increased as a result of selling a higher quantity of the Audible MobilePlayer. However, we expect hardware revenue to decrease as we sell the remaining inventory of MobilePlayers.

  Other. Other revenue for the three months ended June 30, 1999, was $313,000, as compared to no other revenue for the three months ended June 30, 1998. All of the other revenue was generated in connection with our agreement with Microsoft Corporation. Revenue for the three month period consisted of $250,000 in nonrecurring revenue for delivery of a license for certain technology rights; and $63,000 relating to amortization of revenue from the advance for granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content.

Operating expenses.

  Cost of content and services revenue. Cost of content and services revenue consists primarily of the amortization of minimum guarantees and royalties earned in excess of the amortized guaranteed amount. These minimum guarantees consist of advance royalties paid or guaranteed to be paid to our content providers regardless of the amount of content sold by us during that period. These amounts are amortized on a straight-line basis over the terms of the content agreements or are expensed as royalties when earned, whichever is sooner. Cost of content and services revenue was $162,000, or 176% of content and services revenue, for the three months ended June 30, 1999, as compared to $87,000, or 483% of content and services revenue, for the three months ended June 30, 1998. This increase was primarily due to the acquisition of additional content licenses which resulted in amortization of new content agreement guarantees. The decrease of cost of content and services revenue as a percentage of content and services revenue is a result of the amortized guaranteed amount being applied to an increased content and services revenue amount.

  Cost of hardware revenue. Cost of hardware revenue consists primarily of the cost of manufacturing the Audible MobilePlayers sold, write-downs of MobilePlayers in inventory to their estimate net realizable value, packaging and collateral material, and fulfillment and shipping costs. Cost of hardware revenue was $130,000, or 105% of hardware revenue, for the three months ended June 30, 1999, as compared to $151,000, or 213% of hardware revenue, for the three months ended June 30, 1998. This decrease was primarily due to the discontinuation of production of the MobilePlayer and the subsequent write-down of units produced to their net realizable value.

  Production expenses. Production expenses consist primarily of personnel and outsourced costs to support our infrastructure and systems including out Web site, internal data communications, audio production activities and acquisition of content. Production expenses were $723,000 for the three months ended June 30, 1999, as compared to $367,000 for the three months ended June 30, 1998, an increase of $356,000, or 97%. This increase was primarily due to increased audio production.

  Research and development. In 1999 research and development expenses consist of costs incurred in the development of our Web site and AudibleManager, the software that enables customers to download and manage audio content, and the development of other Audible Ready applications. In 1998 research and development costs consisted primarily of costs incurred under agreements for the continued design and manufacture of the Audible MobilePlayer, development of our Web site and AudibleManager 1.0. Research and development costs were $427,000 for the three months ended June 30, 1999, as compared to $378,000 for the three months ended June 30, 1998, an increase of $49,000, or 13%. This increase was primarily due to increased personnel and outsourced costs in the development of AudibleManager 2.0 and new AudibleReady formats.

  Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, advertising, travel, promotional materials, tradeshows, public relations and customer service. Sales and marketing expenses were $903,000 for the three months ended June 30, 1999, as compared to $230,000 for the three months ended June 30, 1998, an increase of $673,000, or 293%. This increase was primarily due to an increase in personnel and advertising costs.

  General and administrative. General and administrative expense consists primarily of administrative and business development personnel costs, legal and accounting fees, recruiting costs and facility costs. General and administrative expense was $544,000 for the three months ended June 30, 1999, as compared to $509,000 for the three months ended June 30, 1998, an increase of $35,000, or 7%. This increase was primarily due to higher professional fees during the period.

  Other (income) expense. Other (income) expense consists primarily of interest income earned on our cash and cash equivalents balances, and interest expense paid in connection with a capital equipment lease line. Interest income was $84,000 for the three months ended June 30, 1999, as compared to $16,000 for the three months ended June 30, 1998, an increase of $68,000. This increase was primarily due to additional interest income resulting from a higher average cash and cash equivalent balance during the three months ended June 30, 1999. Interest expense was $13,000 for the three months ended June 30, 1999, as compared to $28,000 for the three months ended June 30, 1998, a decrease of $15,000. This decrease was primarily due to the lower principal balance on our capital equipment lease line.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998.

  Total revenue. Total revenue for the six months ended June 30, 1999, was $844,000, as compared to $209,000 for the six months ended June 30, 1998, an increase of $635,000, or 304%.

  Content and services. Content and services revenue for the six months ended June 30, 1999, was $150,000, as compared to $48,000 for the six months ended June 30, 1998, an increase of $102,000, or 213%. Content and services revenue increased primarily as a result of the our increased customer base.

  Hardware. Hardware revenue for the six months ended June 30, 1999, was $181,000, as compared to $162,000 for the six months ended June 30, 1998, an increase of $19,000, or 12%. Hardware revenue increased as a result of selling a higher quantity of the Audible MobilePlayer. However, we expect hardware revenue to decrease as we sell the remaining inventory of MobilePlayers.

  Other. Other revenue for the six months ended June 30, 1999, was $513,000, as compared to no other revenue for the six months ended June 30, 1998. All of the other revenue was generated in connection with our agreement with Microsoft Corporation. Revenue for the six month period consisted of $200,000 for services provided to create an AudibleReady software player for Microsoft's Windows CE product; $250,000 for delivery of a license for certain technology rights; and $63,000 relating to amortization of revenue from the advance for granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. During the six months ended June 30, 1999, $450,000 of the other revenue is considered nonrecurring.

Operating expenses

  Cost of content and services revenue. Cost of content and services revenue was $314,000, or 209% of content and services revenue, for the six months ended June 30, 1999, as compared to $162,000, or 338% of content and services revenue, for the six months ended June 30, 1998. This increase was primarily due to the acquisition of additional content licenses which resulted in additional amortization of new content agreement guarantees.

  Cost of hardware revenue. Cost of hardware revenue was $193,000, or 107% of hardware revenue, for the six months ended June 30, 1999, as compared to $407,000, or 251% of hardware revenue, for the six months ended June 30, 1998. This decrease was primarily due to the discontinuation of production of the MobilePlayer and the subsequent write-down of units produced to their net realizable value.

  Production expenses. Production expenses were $1,217,000 for the six months ended June 30, 1999, as compared to $853,000 for the six months ended June 30, 1998, an increase of $364,000, or 43%. This increase was primarily due to increased audio production, and expenses to support and expand our infrastructure and systems.

  Research and development. Research and development costs were $748,000 for the six months ended June 30, 1999, as compared to $767,000 for the six months ended June 30, 1998, a decrease of $19,000, or 3%. This decrease was primarily due to reduced costs resulting from discontinuing the design of the Audible MobilePlayer, offset by increased personnel and outsourced costs in the development of new AudibleReady formats.

  Sales and marketing. Sales and marketing expenses were $1,299,000 for the six months ended June 30, 1999, as compared to $502,000 for the six months ended June 30, 1998, an increase of $797,000, or 159%. This increase was primarily due to an increase in personnel and advertising costs.

  General and administrative. General and administrative expense was $974,000 for the six months ended June 30, 1999, as compared to $990,000 for the six months ended June 30, 1998, a decrease of $16,000, or 2%. This decrease was primarily due to reduced administrative personnel costs as a result of lower headcount during much of the period.

  Other (income) expense. Interest income was $166,000 for the six months ended June 30, 1999, as compared to $27,000 for the six months ended June 30, 1998, an increase of $139,000. This increase was primarily due to additional interest income resulting from a higher average cash and cash equivalent balance during the six months ended June 30, 1999. Interest expense was $28,000 for the six months ended June 30, 1999, as compared to $45,000 for the six months ended June 30, 1998, a decrease of $17,000. This decrease was primarily due to the lower principal balance on the capital equipment lease line.

Factors Affecting Operating Results

  Our operating results have varied on a quarterly basis during our short operating history and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may affect our quarterly operating results include but are not limited to: (1) the demand for the Audible service; (2) the availability of premium audio content;
(3) sales and consumer usage of AudibleReady devices; (4) the introduction of new products or services by a competitor; (5) the cost and availability of acquiring sufficient web site capacity to meet our customers' needs; (6) technical difficulties with our computer system or the Internet or system downtime; (7) the cost of acquiring audio content; (8) the amount and timing of capital expenditures and other costs relating to the expansion of our operations; and (9) general economic conditions and economic conditions specific to electronic commerce and online media. In the past, we have experienced fluctuations in demand for the Audible service based on the level of marketing expenditures, the occurrence of external publicity and the quality of our software and Web site. Any one of these factors could cause revenue and operating results to vary significantly in the future. In addition, as a strategic response to changes in the competitive environment, we may from time to time make pricing, service or marketing decisions or acquisitions that could cause significant declines in our quarterly operating revenue.

Liquidity and Capital Resources

  From inception, we have financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from inception to June 30, 1999 are approximately $28.7 million. At June 30, 1999, our principal source of liquidity was approximately $7.2 million of cash and cash equivalents.

  At June 30, 1999, our commitments consisted of principal payments under a capital lease line, which allows us to purchase up to $1.8 million of equipment, operating lease commitments, contractual commitments with content providers and revenue sharing commitments pursuant to agreements with device manufacturers. At June 30, 1999, we had leased approximately $1.2 million in equipment on our lease line and had an outstanding balance of approximately $533,000. During 1998, we had a $1.0 million bank line of credit agreement to provide letters of credit which expired in April 1999 and under which we did not draw any amounts. This credit agreement was not renewed nor replaced.

  Net cash used in operating activities was $3.4 million for the six months ended June 30, 1998. Net cash used during the period was primarily attributable to net losses in the period and increased inventory. Net cash used in operating activities for the six months ended June 30, 1999 was $3.8 million. Net cash used in the period was primarily attributable to net losses in the period and increased prepaid expenses and accounts receivable, offset by higher accounts payable.

  Net cash used in investing activities was $11,000 for the six months ended June 30, 1998 and $266,000 for the six months ended June 30, 1999. Net cash used in investing activities during both periods was related to purchases of property and equipment.

  Net cash provided by financing activities was $4.1 million for the six months ended June 30, 1998 and $788,000 for the six months ended June 30, 1999. Net cash provided by financing activities during both periods resulted primarily from the issuance of redeemable convertible preferred stock offset by capital lease payments.

  We believe the net proceeds from our IPO offering in July 1999, together with our current cash and cash equivalents, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We plan to use the proceeds from our IPO to increase our sales and marketing efforts, acquire new content, acquire companies or technologies, extend arrangements with current content providers, add additional personnel and make capital expenditures to upgrade systems capacity. Our current plans provide that approximately $6.0 million of the net proceeds from the IPO has been allocated for marketing activities, approximated $5.0 million for acquisition and production of new audio content, and the remaining $25.8 million of the proceeds from the IPO will be available for use at the discretion of our management. In the future, we may need to raise additional funds through public or private financing, or other arrangements. We have no assurance that such additional financing, if needed, will be available on terms favorable to us or to our stockholders.

Year 2000 Readiness

General

  Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, these computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions. The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates.

  We have instituted a company-wide project for addressing the Year 2000 issue. We are integrating this project with a project involving the upgrade of our Web site. The Year 2000 project is divided into two parts--System Infrastructure Upgrades and Vendor Compliance. These sections are discussed separately below. The project is on schedule for completion by the end of October 1999.

System Infrastructure Upgrades

  We intend to achieve Year 2000 compliance for our internal systems by the end of October 1999. Our limited number of personal computers and application systems are anticipated to facilitate rapid progress toward Year 2000 compliance. We are in the process of upgrading to more recent versions of operating systems software that are Year 2000 compliant.

  Our Year 2000 plan incorporates the following steps:

     .    update the inventory of computer hardware, software and miscellaneous network components,

     .    evaluate application development environment compliance,

     .    conduct overall assessment of systems infrastructure compliance,

     .    complete business risk analysis,

     .    take remedial actions (upgrade, repair, replace, retire or retain),

     .    test all upgrades and development, and

     .    develop appropriate contingency plans, and develop and implement regimes to test Year 2000 compliance for mission-critical systems.

  We are at the remedial action stage, and currently anticipate completion of this process by the end of October 1999 in order to avoid Year 2000 impact on our systems.

Vendor Compliance

  This part of our plan includes identifying and prioritizing critical suppliers of technology and communicating with them about their plans and progress in addressing the Year 2000 problem. This process includes not only manufacturers with which we have agreements, but also providers of insurance, financial and other services.

  Our vendor compliance program includes the following steps:

     .    catalog and classify all vendors,

     .    on-site review and testing of out-sourced services or systems,

     .    review responses from vendors to determine the level of compliance,

     .    determine the timing, method and cost of vendor solutions,

     .    assess vendor Year 2000 compliance and business risks, and

     .    develop remedial actions or contingency plans, as necessary.

  We are at the remedial action stage of this program. Achievement of vendor Year 2000 compliance is anticipated to be an on-going effort during 1999. The current target is to achieve compliance or complete contingency plans by the end of October 1999.

Costs

  The estimated cost to compete the Year 2000 compliance project is approximately $100,000, not including software and hardware upgrades already budgeted as part of our next generation Web site. These costs are expected to be incurred throughout 1999. These costs will be incurred primarily for the use of outside consultants, setting up Year 2000 testing environments and the replacement of existing software and hardware.

Risks

  The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, our Web site and some of our normal business activities or operations. Such failures could materially and adversely affect our business, financial condition and results of operations. Moreover, even if we successfully remediate our Year 2000 issues, we can be materially and adversely affected by failures of our vendors to remediate their own Year 2000 issues. The failure of our vendors which have financial or operational relationships to remediate their computer and non-information technology systems issues in a timely manner could result in a material financial risk to us. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of vendors, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our business, financial condition and results of operations. Accordingly, we may experience business interruption or shutdown, financial loss, damage to our reputation and legal liability. We believe that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

  Our expectations about future costs and the timely completion of our Year 2000 project are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount of future costs and the effective timing of remediation efforts include our success in identifying computer programs and non-information technology systems that contain two-digit year codes, the nature and amount of programming and testing required to upgrade or replace each of the affected programs and systems, the rate and magnitude of related labor and consulting costs, and the success of our vendors in addressing the Year 2000 issue.

  In addition, we cannot assure you that Internet access companies, utility companies and telecommunications providers will be Year 2000 compliant. The failure by these companies to be Year 2000 compliant could result in a systematic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could prevent us from delivering the Audible service to our customers, decrease the use of the Internet or prevent users from accessing audible.com, which would have a material adverse effect on our business, results of operations and financial condition.

ITEM 3.  Qualitative and Quantitative Disclosure about Market Risk

  Inapplicable

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

  None


ITEM 2.  Changes in Securities and Use of Proceeds

  Recent Sales of Unregistered Securities

  The following information relates to securities issued or sold by us within the period covered by this Form 10-Q. During that time, we issued unregistered securities in the transactions described below. Securities issued in such transactions were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving any public offering, or under Rule 701 under the Securities Act on the basis that these options were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to compensation. The sales of securities were made without the use of an underwriter and the certificates evidencing the shares bear a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Act.

  (1) Between April 1, 1999 and June 30, 1999, we issued options to our employees and directors exercisable for an aggregate of 900,450 shares of common stock at an exercise price of $8.00 per share and 3,000 shares of common stock at an exercise price of $2.00 per share, pursuant to our 1999 Stock Incentive Plan.

  (2) In April 1999, we issued a warrant to purchase 100,000 shares of common stock at $9.00 per share. This warrant may be exercised until November 18, 2003.

  (3) In June 1999, in connection with a services agreement, we issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three year period.

  Report of Offering of Securities and Use of Proceeds Therefrom

  In July 1999, we commenced and completed a firm commitment underwritten initial public offering of 4,600,000 shares of our common stock at a price of $9.00 per share. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-76985), which was declared effective on July 15, 1999. The public offering was underwritten by a syndicate of underwriters led by Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc., Volpe Brown Whelan & Company, LLC and Wit Capital Corporation as their representatives. After deducting underwriting discounts and commissions of $2.9 million and expenses of $1.7 million, we received net proceeds of $36.8 million.

  As of August 15, 1999,we had invested the net proceeds from our initial public offering in Government backed obligations with maturities of up to one year. This use of proceeds from the offering does not represent a material change in the use of proceeds described in the Registration Statement. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent or more of any class of our equity securities.

ITEM 3.  Defaults Upon Senior Securities

  Inapplicable

ITEM 4.  Submission of Matters to Vote of Security Holders

  (a) On April 22, 1999 and June 16, 1999, our stockholders approved certain actions by written consent (the "Consents").

  (b) On April 22, 1999, all eight (8) members of our board of directors, Andrew Huffman, Donald Katz, Timothy Mott, Bradley Burnham, Thomas Hirschfeld,
W. Bingham Gordon, Winthrop Knowlton and Richard Brass (the "Nominees") were elected to serve until their respective successors are chosen and qualified, or until their respective death, resignation or removal.

  (c)  The following actions were approved by the stockholders pursuant to the
Consents:

       (i) an amendment of our certificate of incorporation to increase the number of shares of common stock from 16,000,000 to 50,000,000;

       (ii) an amendment and restatement of our certificate of incorporation, upon consummation of our initial public offering, to, among other things, incorporate changes reflected in prior amendments to our certificate of incorporation and add certain provisions, including the creation of a classified board of directors, to enhance the continuity and stability in the composition of our board of directors and our policies;

       (iii)  the adoption of our 1999 Stock Incentive Plan;

       (iv) the issuance of warrants to purchase the following number of shares of our common stock: (a) a warrant to purchase 100,000 shares at an exercise price of $9.00 per share and (b) warrants to purchase 150,000 shares at an exercise price of $0.01 per share and 750,000 shares at an exercise price of $8.00 per share;

       (v)  the waiver of antidilution rights by each class of preferred stock;
       and

       (vi) an amendment of our certificate of incorporation to re-define "Employee Stock Options" and "Common Stock Warrants."

ITEM 5.   Other Information

  None

ITEM 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

       1.1*      Form of Underwriting Agreement
       3.1*      Restated Certificate of Incorporation of Audible, dated March
                 31, 1997
       3.1.1*    Certificate of Amendment of Certificate of Incorporation, dated
                 July 22, 1997
       3.1.2*    Certificate of Amendment of Certificate of Incorporation, dated
                 February 25, 1998
       3.1.3*    Certificate of Amendment of Certificate of Incorporation, dated
                 December 18, 1998
       3.1.3.1*  Certificate of Amendment of Certificate of Incorporation, dated
                 April 23, 1999
       3.1.4*    Certificate of Amendment of Certificate of Incorporation, dated
                 June 16, 1999
       3.2*      Amended and Restated Certificate of Incorporation of Audible
       3.3*      Bylaws of Audible
       3.3.1*    Amendment No. 1 to Audible, Inc. Bylaws, dated March 17, 1998
       3.4*      Amended and Restated Bylaws of Audible
       4.1*      Specimen stock certificate for shares of common stock of
                 Audible
       5.1*      Opinion of Piper & Marbury L.L.P.
       10.1+*    License Agreement dated November 4, 1998, by and between
                 Microsoft Corporation and Audible
       10.2+*    Digital Rights Management Agreement dated November 4, 1998, between Microsoft Corporation and Audible

       10.3+*    Development Agreement dated November 12, 1998, by and between
                 RealNetworks, Inc. and Audible
       10.4*     RealMedia Architecture Partner Program Internet Agreement dated
                 November 12, 1998, between RealNetworks, Inc. and Audible
       10.5*     Master Lease Agreement dated November 19, 1996, by and between
                 Comdisco, Inc. as lessor, and Audible as lessee
       10.5.1*   Addendum to Master Lease Agreement dated November 20, 1996, by and between Comdisco, Inc., as lessor, and Audible, as lessee
                 (relating to Exhibit 10.5)
       10.6*     Warrant Agreement to purchase 30,573 shares of Series B
                 preferred stock at a price of $2.68 per share, dated November
                 19, 1996, and re-issued as of August 17, 1998, by Audible to
                 Comdisco, Inc.
       10.7*     Warrant Agreement to purchase 12,188 shares of Series C
                 preferred stock at a price of $4.00 per share, dated July 24,
                 1997, issued by Audible to Comdisco, Inc.
       10.8*     Loan and Security Agreement dated April 6, 1998, by and between
                 Silicon Valley Bank, as lender, and Audible, as borrower, for a revolving line of credit of up to $1,000,000
       10.9*     Warrant to Purchase Stock issued April 6, 1998, by Audible to
                 Silicon Valley Bank
       10.10*    Security and Loan Agreement dated November 20, 1996, between
                 Audible, as borrower, and Imperial Bank, as lender, for up to
                 $500,000
       10.11*    Warrant Agreement to purchase 12,500 shares of Series B
                 preferred stock at a price of $3.00 per share, dated November
                 20, 1996, issued by Audible to Imperial Bank
       10.12*    Promissory Note dated March 28, 1997, from Donald Katz in favor of Audible, in the principal amount of $100,00010.12.1 Allonge to Note dated April 21, 1999 between Donald Katz and Audible
                 (relating to Exhibit 10.12.1)
       10.12.1*  Allonge to Note dated April 21, 1999 between Donald Katz and
                 Audible (relating to Exhibit 10.12.1)
       10.13*    Security Agreement dated March 28, 1997, by and between Donald
                 Katz and Audible
       10.14*    Amended and Restated Registration Rights Agreement dated
                 February 26, 1998, by and among Audible and certain
                 stockholders named therein
       10.14.1*  Amendment No. 1 to Amended and Restated Registration Rights
                 Agreement dated December 18, 1998 (relating to Exhibit 10.14)
       10.14.2*  Amendment No. 2 to Amended and Restated Registration Rights
                 Agreement dated June 17, 1999 (relating to Exhibit 10.14)
       10.15*    1999 Stock Incentive Plan
       10.16*    Form of Common Stock Warrants issued March 31, 1997 by Audible to various investors in connection with the Series C preferred stock financing
       10.17*    Form of Stock Restriction Agreement by and between Audible and the Named Executive Officers made in connection with various purchases and sales of shares of restricted common stock
       10.18*    Form of Promissory Note made by the Named Executive Officers in favor of Audible in connection with various purchases and sales of shares of restricted common stock
       10.19*    Office Lease dated June 20, 1997, by and between Audible, as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook
                 Investment LLC and Wayne Investment LLC, as tenants-in-common, as landlord
       10.20*    Sublease Agreement dated July 19, 1996, by and between Audible, as sublessee, and Painewebber Incorporated, as sublessor
       10.21+*   Agreement dated April 3, 1999 by and between Audible and
                 Diamond Multimedia Systems, Inc.
       10.22*    Common Stock Purchase Warrant, issued April 22, 1999, to
                 Microsoft Corporation
       10.23*    Employment Offer Letter from Audible to Guy Story dated June
                 10, 1996
       10.24*    Employment Offer Letter from Audible to Matthew Fine dated
                 March 31, 1997
       10.25*    Employment Offer Letter from Audible to Brian Fielding dated
                 April 25, 1997
       10.26*    Employment Offer Letter from Audible to Travis Millman dated
                 September 29, 1997
       10.27*    Employment Offer Letter from Audible to Foy Sperring dated
                 April 23, 1998
       10.28*    Employment Offer Letter from Audible to Andrew Huffman dated
                 February 12, 1998

       10.29*    Employment Offer Letter from Audible to Andrew Kaplan dated May
                 25, 1999
       10.30*    Common Stock Purchase Warrant, W-1, issued June 17, 1999, to
                 Robin Williams
       10.31*    Common Stock Purchase Warrant, W-2, issued June 17, 1999, to
                 Robin Williams
       27**      Financial Data Schedule

      * Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985).
      + Information has been omitted from this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
      ** Filed herewith.

  (b) Reports on Form 8-K

      None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AUDIBLE, INC.


                                    /s/ Andrew P. Kaplan
                             By:    _________________________________________
                             Name:  Andrew P. Kaplan
                             Title: Chief Financial Officer and
                                    Vice President, Finance and Administration


Dated:  August 30, 1999