Form 10-Q
period 1999-09-30
AUDIBLE INC
filed 1999-11-12
CIK 1077926

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q

(Mark One)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 [x]                THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

 [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No  ____
                                                ------

     As of October 31, 1999, 25,631,004 shares of common stock ("Common Stock") of the Registrant were outstanding.

                                 AUDIBLE, INC.

                                     INDEX

                                   FORM 10-Q

PART I  -       FINANCIAL INFORMATION                                              Page
                                                                                    ----

Item 1.          Financial Statements :

                 Condensed Balance Sheets as of September 30, 1999 (unaudited)
                 and December 31, 1998.......................................          3

                 Condensed Statements of Operations for the three
                 and nine months ended September 30, 1999
                 and 1998 (unaudited)........................................          4

                 Condensed Statements of Cash Flows for the nine months ended
                 September 30, 1999 and 1998 (unaudited).....................          5

                 Notes to Condensed Financial Statements.....................          6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...............         10

Item 3.          Qualitative and Quantitative Disclosure
                 about Market Risk...........................................         18

PART II  -       OTHER INFORMATION

Item 1.          Legal Proceedings...........................................         19

Item 2.          Changes in Securities.......................................         19

Item 3.          Defaults Upon Senior Securities.............................         19

Item 4.          Submission of Matters to a Vote of Securities Holders.......         20

Item 5.          Other Information...........................................         20

Item 6.          Exhibits and Reports on Form 8-K............................         20

Signatures...................................................................         22

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                                 AUDIBLE, INC.
                            CONDENSED BALANCE SHEETS

                           -------------------------

                                                                              September 30, 1999       December 31, 1998
                                                                           ---------------------       -----------------
                                  Assets                                          (unaudited)

Current assets:
   Cash and cash equivalents...............................................  $        42,170,914        $     10,526,299
   Accounts receivable, net................................................              327,521                   8,516
   Advance royalty payments................................................               94,121                 228,402
   Prepaid expenses........................................................              259,592                 102,916
   Inventory...............................................................                    -                 129,535
                                                                           ---------------------       -----------------
    Total current assets...................................................           42,852,148              10,995,668
Property and equipment, net................................................            1,269,562                 397,837
Notes receivable due from stockholders.....................................              150,000                 100,000
Other assets...............................................................               78,004                 106,153
                                                                           ---------------------       -----------------
    Total assets...........................................................  $        44,349,714        $     11,599,658
                                                                           =====================       =================
             Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable.........................................................  $         2,157,831        $        482,971
  Accrued expenses and compensation........................................            1,562,813                 471,753
  Current maturities of obligations under capital leases...................              313,114                 471,224
  Advances, current........................................................              806,516                 491,304
                                                                           ---------------------       -----------------
    Total current liabilities..............................................            4,840,274               1,917,252
Deferred compensation......................................................              247,805                 167,318
Advances, net of current portion...........................................              441,312               1,008,696
Obligations under capital leases, net of current maturities................               94,740                 310,507
Redeemable convertible preferred stock (non-cumulative)....................                    -              27,724,654

Stockholders' equity (deficit):
Common stock, par value $.01. 50,000,000 and 16,000,000 shares authorized, 25,603,254 and 7,394,355 shares issued and outstanding as of
 September 30, 1999 and December 31, 1998, respectively....................              256,033                  73,944
  Additional paid-in capital...............................................           67,358,617               1,162,420
  Notes due from stockholders for common stock.............................           (1,057,525)             (1,040,158)
  Accumulated deficit......................................................          (27,831,542)            (19,724,975)
                                                                           ---------------------       -----------------
    Total stockholders' equity (deficit)...................................           38,725,583             (19,528,769)
                                                                           ---------------------       -----------------

  Total liabilities and stockholders' equity (deficit).....................  $        44,349,714        $     11,599,658
                                                                           =====================       =================

           See accompanying notes to condensed financial statements.

                                 AUDIBLE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                           -------------------------

                                                       Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                              ----------------------------------    --------------------------------
                                                     1999              1998               1999             1998
                                              ----------------    --------------    ---------------   --------------
                                                 (unaudited)        (unaudited)       (unaudited)        (unaudited)
Revenue:
 Content and services.......................     $   131,178        $    42,131       $   280,877        $    89,983
 Hardware...................................          98,527             28,573           279,292            190,157
 Other......................................         249,129                  -           762,172                  -
                                              ---------------   ----------------    ---------------   --------------
  Total revenue.............................         478,834             70,704         1,322,341            280,140
                                              ---------------   ----------------    ---------------   --------------


Operating expenses:
 Cost of content and services revenue.......         160,144             87,560           473,983            250,051
 Cost of hardware revenue...................          78,177            120,222           271,203            527,064
 Production expenses........................         914,729            340,824         2,132,148          1,193,401
 Research and development...................       1,021,092            378,357         1,768,848          1,145,675
 Sales and marketing........................       1,973,978            381,352         3,273,271            883,086
 General and administrative.................       1,074,377            459,833         2,048,508          1,449,719
                                              ---------------   ----------------    ---------------   --------------
  Total operating expenses..................       5,222,497          1,768,148         9,967,961          5,448,996
                                              ---------------   ----------------    ---------------   --------------


  Loss from operations......................      (4,743,663)        (1,697,444)       (8,645,620)        (5,168,856)

  Other (income) expense, net...............        (400,546)             3,951          (539,053)            22,028
                                              ---------------   ----------------    ---------------   --------------
  Net loss..................................     $(4,343,117)       $(1,701,395)      $(8,106,567)       $(5,190,884)
                                              ===============   ================    ===============   ==============


Basic and diluted net loss per
  common share..............................          $(0.19)            $(0.23)           $(0.65)            $(0.74)
                                              ===============   ================    ===============   ==============

Weighted average shares outstanding.........      22,603,090          7,396,580        12,552,475          6,996,974
                                              ===============   ================    ===============   ==============

           See accompanying notes to condensed financial statements

                                 AUDIBLE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                           -------------------------

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                     ----------------------------------
                                                                                            1999               1998
                                                                                     -----------------      -----------
                                                                                         (unaudited)        (unaudited)
                                                                                                            C>
 Cash flows from operating activities:
 Net loss............................................................................    $(8,106,567)       $(5,190,884)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization......................................................        306,301            514,667
  Services rendered for common stock.................................................              -             16,250
  Non-cash compensation charge.......................................................        745,077                  -
  Cancellation of common stock issued for services rendered..........................         (1,250)                 -
  Deferred compensation..............................................................         80,487             17,691
  Changes in assets and liabilities:
    Increase in accounts receivable..................................................       (319,005)           (17,608)
    Decrease in advance royalty payments.............................................        134,281            147,899
    (Increase) decrease in prepaid expenses..........................................       (156,676)            40,811
    Decrease (increase) in inventory.................................................        129,535           (299,452)
    Decrease in other assets.........................................................         28,149             16,706
    Increase in accounts payable.....................................................      1,674,860             76,283
    Increase (decrease) in accrued expenses and compensation.........................      1,091,060            (97,117)
    Decrease in advances.............................................................       (252,172)                 -
                                                                                     -----------------      -----------
     Net cash used in operating activities...........................................     (4,645,920)        (4,774,764)
                                                                                     -----------------      -----------

Cash flows from investing activities:
 Purchases of property and equipment.................................................     (1,178,026)           (11,404)
 Note receivable issued to stockholder...............................................        (50,000)                 -
                                                                                     -----------------      -----------
     Net cash used in investing activities...........................................     (1,228,026)           (11,404)
                                                                                     -----------------      -----------

Cash flows from financing activities:
 Proceeds from Initial Public Offering, net of issuance costs........................     36,856,000                  -
 Proceeds from issuance of Series D redeemable convertible preferred
  stock, net of issuance costs.......................................................        994,472          5,374,511
 Payments received on notes due from stockholders for common stock...................         41,966              6,130
 Payment of principal on obligations under capital leases............................       (373,877)          (328,914)
                                                                                     -----------------      -----------
     Net cash provided by financing activities.......................................     37,518,561          5,051,727
                                                                                     -----------------      -----------

     Increase in cash and cash equivalents...........................................     31,644,615            265,559
Cash and cash equivalents at beginning of period.....................................     10,526,299            646,186
                                                                                     -----------------      -----------
Cash and cash equivalents at end of period...........................................    $42,170,914        $   911,745
                                                                                     =================      ===========

           See accompanying notes to condensed financial statements.

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          September 30, 1999 and 1998



(1) Initial Public Offering

    On July 15, 1999, the Company completed an initial public offering (IPO) of 4,600,000 shares of common stock at $9.00 per share. Total proceeds to the Company were approximately $36.9 million, net of underwriting discounts and commissions of approximately $2.9 million and offering costs of approximately $1.6 million. Concurrent with the IPO, all shares of the Company's redeemable convertible preferred stock were converted into 13,400,985 shares of common stock.


(2) Summary of Significant Accounting Policies

 Basis of Presentation

    The accompanying condensed financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 and September 30, 1998 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with generally accepted accounting principles. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 from the Company's Registration Statement Form S-1 (333-76985).

    Audible was incorporated in 1995, and commenced commercial operations in October 1997, and through March 31, 1999, was in the development stage for financial reporting purposes. Subsequent to March 31, 1999, Audible substantially completed its development efforts in establishing its business and accordingly is no longer considered a development stage company.

 Reclassifications

    Certain items in the December 31, 1998 Balance Sheet have been reclassified to conform with the September 30, 1999 presentation.

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

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          September 30, 1999 and 1998



     Diluted net loss per common share for the three and nine months ended September 30, 1999 does not include the effects of options to purchase 929,950 shares of common stock; and warrants to purchase 1,769,905 shares of common stock; as the effect of their inclusion is antidilutive during the periods. Diluted net loss per common share for the three and nine months ended September 30, 1998 does not include the effects of warrants to purchase 675,001 shares of common stock; warrants to purchase 94,904 shares of preferred stock; and 9,276,000 shares of convertible preferred stock on an "as-if" converted basis; as the effect of their inclusion is antidilutive during the periods.


(3)  Stockholders' Equity (Deficit)

 Stock Split

     On May 26, 1999, the Company affected a three-for-two stock split to all stockholders of record at the close of business on May 26, 1999. Accordingly, all share and per share data in the accompanying financial statements have been adjusted retroactively to reflect the split.

 Common Stock

     In 1998, the Company increased the number of shares of common stock authorized from 12,000,000 to 16,000,000. In April 1999, the Company increased the number of shares of common stock authorized to 50,000,000. As of September 30, 1999 and as of December 31, 1998, the Company had 25,603,254 and 7,394,355, respectively, common stock shares issued and outstanding and none and 13,120,905 common stock shares, respectively, reserved for conversion of Series A convertible preferred stock, Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock and related convertible preferred stock warrants. As of September 30, 1999 and as of December 31, 1998, the Company had 1,675,001 and 675,001 common stock shares, respectively, reserved for common stock warrants and 929,950 and no common stock shares, respectively, reserved for common stock options. All shares of preferred stock were converted into 13,400,985 shares of common stock at the closing of the Company's IPO.

     In March 1999, the Company issued common shares to employees at a price less than the fair value of the stock at the time of issuance. These shares, which are subject to vesting of over four years, were paid for by full recourse promissory notes executed by the employees. The difference between the fair value and the issue price of these common shares is being recorded as an expense over the vesting term. During the nine months ended September 30, 1999, $127,012 of this expense was recognized with an offset to additional paid-in-capital. During the nine months ended September 30, 1998, all common shares issued by the Company to employees were issued at the fair value of the stock at the time of issuance.

     In April 1999, the Company established the 1999 Stock Incentive Plan (the "Plan") and has reserved 9,000,000 common stock shares to be issued under the Plan. The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards. As of September 30, 1999, options to purchase 929,950 common stock shares have been granted under this Plan, the majority of which have been granted at fair market value.

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          September 30, 1999 and 1998



(4) Redeemable Convertible Preferred Stock

    In February 1998, the Company authorized 1,375,000 shares of Series D convertible preferred stock. The number of shares of Series D convertible preferred stock authorized was increased to 4,375,000 in December 1998. In February, June and December 1998, the Company issued an aggregate of 3,850,000 shares of Series D convertible preferred stock at $4.00 per share for aggregate net proceeds of $15,347,009. On February 9, 1999, the Company issued 250,000 shares of Series D convertible preferred stock at $4.00 per share, for net proceeds of $994,472. Each holder of outstanding shares of Series D convertible preferred stock had voting rights equal to the number of shares of common stock into which the Series D convertible preferred stock are convertible, which is a 3 for 2 share basis, subject to certain adjustments for antidilution, at the option of the stockholder, as defined in the Company's Certificate of Incorporation, as amended.

    At the closing of the Company's IPO on July 15, 1999 all shares of Series A convertible preferred stock, Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock were automatically converted into 13,400,985 shares of common stock.


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

    Microsoft advanced Audible $1,500,000 in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. The Company has allocated $50,000 of this advance to certain development work that will be recognized as revenue upon its completion. The remaining $1,450,000 of this advance is being recognized as revenue on a straight line basis beginning in the quarter ended June 30, 1999 through the initial term of the agreement which ends the second quarter of 2001. During the nine months ended September 30, 1999, $252,172 of this advance was recognized.

    Audible will pay Microsoft a royalty on content licensed and distributed by Audible to each end user that accesses its content using the developed software. Royalties will be recognized during the period that the related content revenue is earned. Through September 30, 1999, Audible had not recognized any royalties under this agreement.

    Also under the agreement, during the nine months ended September 30, 1999 Audible (i) has performed technology integration services for which the Company has recognized other revenue of $200,000, (ii) has delivered a license for certain technology rights for which the Company has recognized other revenue of $250,000, and (iii) has delivered 300 Audible MobilePlayers for which the Company recognized hardware revenue of $50,000. Microsoft has options under the agreement to acquire additional rights and licenses and extend the term of the agreement for additional financial consideration.

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          September 30, 1999 and 1998



    In April 1999, in connection with an amendment to the agreements with Microsoft, the Company issued to Microsoft a warrant which expires November 18, 2003 to purchase 100,000 shares of common stock at the IPO price of $9.00 per share. The fair value of this warrant is being amortized as an expense on a straight-line basis over the same period as the $1,450,000 advance described above. During the three and nine months ended September 30, 1999, $67,215 and $89,620 respectively, was recorded as a production expense with an offset to additional paid-in-capital.


(6) Services Agreement

    In June 1999, in connection with a services agreement, the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three year period. The agreement allows for an additional warrant to purchase 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year also subject to vesting. The fair value of these warrants is being amortized as an expense on a straight-line basis over the initial term of the service agreement of three years. During the three and nine months ended September 30, 1999, $457,155 and $528,445 respectively, was recorded as a marketing expense with an offset to additional paid-in-capital.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto appearing in our Registration Statement Form S-1 (333-76985). This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a-result of a number of factors.

Overview

  We provide Internet-delivered premium spoken audio content for playback on personal computers and hand-held electronic devices. We have the largest and most diverse collection of premium digital spoken audio content available for Dpurchase and download from the Internet, most of which is currently available only at our Web site audible.com.

  In order to test consumer behavior, demonstrate to content providers the viability of digital distribution of audio content and test our business model, we designed, created and sold limited numbers of our own Internet-enabled mobile audio playback device, the Audible MobilePlayer. Sales of the MobilePlayer accounted for 68% of our revenue for the nine months ended September 30, 1998, and 21% of the revenue for the nine months ended September 30, 1999. Revenue from the sale of the Audible MobilePlayer will cease in the fourth quarter of 1999 because production of the player was discontinued in April 1999 and we do not expect to realize any additional hardware revenue from our remaining inventory as of September 30, 1999. Our primary focus is the aggregation and delivery of digital spoken audio content, and, in the future, we will depend supon computer and consumer electronics companies to manufacture and sell devices that are promoted as AudibleReady. The first of these devices became commercially available in March 1999. Revenue from the sale of audio content through our Web site has increased in each of the last four quarters. We expect that trend to continue and, over the next several quarters, sales of audio content will increase and eventually account for the majority of our revenue. As of September 30, 1999, more than 8,600 customers had purchased content from our Web site.

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

  We recognize revenue from: (i) content sales in the period the content is downloaded, (ii) subscription sales pro rata over the subscription term, (iii) sales of the Audible MobilePlayer upon shipment, and (iv) audio production, hosting services, and other services provided to third parties as the services are performed.

  Typically, we pay our content providers a 12% royalty based upon net sales of the content downloaded by our customers. Some of our content agreements require us to make advance royalty payments for minimum guarantees which are amortized on a straight-line basis over the term of the agreement or are expensed as royalties are earned, whichever is sooner.

  We are party to several joint marketing agreements, with device manufacturers including Casio, Compaq, Diamond Multimedia, Everex and Philips. Under these agreements, our device manufacturers may receive a portion of the content revenue generated over a specified period of time by each new Audible customer referred by them through the purchase of a new device. These revenue sharing arrangements typically last one or two years from the date the device user becomes an Audible customer.

  We have incurred significant losses since inception, and as of September 30, 1999, we had an accumulated deficit of approximately $27.8 million. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to invest heavily in sales and marketing and content acquisition and production over the next several quarters, to add additional personnel and to make capital expenditures to upgrade our systems capacity.

  It is with deepest regret that we report that our President and Chief Executive Officer (CEO) Andrew Huffman died of an apparent heart attack on October 24, 1999. Mr. Huffman had served as President and CEO of Audible since joining the Company in February 1998. Chairman and Founder Donald Katz, who was also Audible's original President and CEO from 1995 to 1998, will serve as Acting CEO until a successor is named.


Results of Operations

  The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three and nine months ended September 30, 1999 and 1998.



---------------------------------------------------------------------------------------------------------------------------
                                                                                Three Months             Nine Months
                                                                                   Ended                    Ended
                                                                               September  30,           September  30,
                                                                              --------------            --------------
                                                                              1999      1998            1999      1998
                                                                                 (unaudited)              (unaudited)
Revenue:
  Content and services.......................................                 27%          60%           21%        32%
  Hardware...................................................                 21           40            21         68
  Other......................................................                 52            0            58          0
     Total revenue...........................................                100%         100%          100%       100%
Operating expenses:
  Cost of content and services revenue.......................                 34          124            36         89
  Cost of hardware revenue...................................                 16          170            20        188
  Production expenses........................................                191          482           161        426
  Research and development...................................                213          535           134        409
  Sales and marketing........................................                412          539           248        315
  General and administrative.................................                225          650           155        518
     Total operating expenses................................              1,091        2,500           754      1,945

Loss from operations.........................................               (991)      (2,400)         (654)    (1,845)

     Other (income) expense, net.............................                (84)           6           (41)         8

Net loss.....................................................               (907)%     (2,406)%        (613)%   (1,853)%
---------------------------------------------------------------------------------------------------------------------------

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

  Total revenue.   Total revenue for the three months ended September 30, 1999, was $479,000, as compared to $71,000 for the three months ended September 30, 1998, an increase of $408,000, or 575%.

  Content and services.   Content and services revenue for the three months
ended September 30, 1999, was $131,000, as compared to $42,000 for the three months ended September 30, 1998, an increase of $89,000, or 212%. Content and services revenue increased primarily as a result of our increased customer base.

  Hardware.   Hardware revenue for the three months ended September 30, 1999, was $99,000, as compared to $29,000 for the three months ended September 30, 1998, an increase of $70,000, or 241%. Hardware revenue increased as a result of selling a higher quantity of the Audible MobilePlayer. However, hardware revenue from the sale of the Audible MobilePlayer will cease in the fourth quarter of 1999 as we do not expect to realize any additional hardware revenue from our remaining inventory of MobilePlayers as of September 30, 1999.

  Other.   Other revenue for the three months ended September 30, 1999, was
$249,000, as compared to no other revenue for the three months ended September 30, 1998. Revenue for the three month period consisted of $189,000 in amortized revenue from the advance relating to our agreement with Microsoft Corporation granting Microsoft the right to distribute software platforms to enable users to access and use Audible content, and $60,000 in services relating to an agreement with Compaq Computer Corporation.

Operating expenses.

  Cost of content and services revenue. Cost of content and services revenue consists primarily of the amortization of minimum guarantees and royalties earned in excess of the amortized guaranteed amount. These minimum guarantees consist of advance royalties paid or guaranteed to be paid to our content providers regardless of the amount of content sold by us during that period. These amounts are amortized on a straight-line basis over the terms of the content agreements or are expensed as royalties when earned, whichever is sooner. Cost of content and services revenue was $160,000, or 122% of content and services revenue, for the three months ended September 30, 1999, as compared to $88,000, or 210% of content and services revenue, for the three months ended September 30, 1998. This increase was primarily due to the acquisition of additional content licenses which resulted in amortization of new content agreement guarantees. The decrease of cost of content and services revenue as a percentage of content and services revenue is a result of the amortized guaranteed amount being applied to an increased content and services revenue amount.

  Cost of hardware revenue.   Cost of hardware revenue consists primarily of the
cost of manufacturing the Audible MobilePlayers sold, write-downs of MobilePlayers in inventory to their estimated net realizable value, packaging and collateral material, and fulfillment and shipping costs. Cost of hardware revenue was $78,000, or 79% of hardware revenue, for the three months ended September 30, 1999, as compared to $120,000, or 414% of hardware revenue, for the three months ended September 30, 1998. This decrease was primarily due to the discontinuation of production of the MobilePlayer and the subsequent write-down of units produced to their net realizable value.

  Production expenses. Production expenses consist primarily of personnel and outsourced costs to support our infrastructure and systems including our Web site, internal data communications, audio production activities and acquisition of content. Production expenses were $915000 for the three months ended September 30, 1999, as compared to $341,000 for the three months ended September 30, 1998, an increase of $574,000, or 168%. This increase was primarily due to increased personnel, increased Web site and related operating expenses, and increased audio production.

  Research and development.   In 1999, research and development expenses consist
of costs incurred in the improvement of our Web site and development of new versions of AudibleManager, the software that enables customers to download and manage audio content, and the development of other Audible Ready applications. In 1998, research and development costs consisted primarily of costs incurred under agreements for the continued design and manufacture of the Audible MobilePlayer, development of our Web site and AudibleManager 1.0. Research and development costs were $1,021,000 for the three months ended September 30, 1999, as compared to $378,000 for the three months ended September 30, 1998, an increase of $643,000, or 170%. This increase was primarily due to increased personnel and outsourced costs in the development of new versions of Audible Manager, AudibleReady formats, and the upgrade of our Web site.

  Sales and marketing.   Sales and marketing expenses consist primarily of
personnel costs, advertising, travel, promotional materials, tradeshows, public relations and customer service. Sales and marketing expenses were $1,974,000 for the three months ended September 30, 1999, as compared to $381,000 for the three months ended September 30, 1998, an increase of $1,593,000, or 418%. This increase was primarily due to increased advertising costs as we begin to increase our marketing efforts.

  General and administrative.   General and administrative expense consists
primarily of administrative and business development personnel costs, legal and accounting fees, recruiting costs and facility costs. General and administrative expense was $1,074,000 for the three months ended September 30, 1999, as compared to $460,000 for the three months ended September 30, 1998, an increase of $614,000, or 133%. This increase was primarily due to increased personnel and higher professional fees.

  Other (income) expense, net.   Other (income) expense consists primarily of
interest income earned on our cash and cash equivalents balances, and interest expense paid in connection with a capital equipment lease line. Interest income was $413,000 for the three months ended September 30, 1999, as compared to $11,000 for the three months ended September 30, 1998, an increase of $402,000. This increase was primarily due to additional interest income earned from a higher average cash and cash equivalent balance resulting from the proceeds from our IPO which occurred on July 15, 1999. Interest expense was $12,000 for the three months ended September 30, 1999, as compared to $15,000 for the three months ended September 30, 1998, a decrease of $3,000. This decrease was primarily due to the lower principal balance on our capital equipment lease line.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998.

  Total revenue.   Total revenue for the nine months ended September 30, 1999, was $1,322,000, as compared to $280,000 for the nine months ended September 30, 1998, an increase of $1,042,000, or 372%.

  Content and services.   Content and services revenue for the nine months ended
September 30, 1999, was $281,000, as compared to $90,000 for the nine months ended September 30, 1998, an increase of $191,000, or 212%. Content and services revenue increased primarily as a result of the our increased customer base.

  Hardware.   Hardware revenue for the nine months ended September 30, 1999, was
$279,000, as compared to $190,000 for the nine months ended September 30, 1998, an increase of $89,000, or 47%. Hardware revenue increased as a result of selling a higher quantity of the Audible MobilePlayer. However, hardware revenue from the sale of the Audible MobilePlayer will cease in the fourth quarter 1999 as we do not expect to realize any additional hardware revenue from our remaining inventory of MobilePlayers as of September 30, 1999.

  Other.   Other revenue for the nine months ended September 30, 1999, was
$762,000, as compared to no other revenue for the nine months ended September 30, 1998. Most of the other revenue was generated in connection with our agreement with Microsoft Corporation. Under the agreement, revenue for the nine month period consisted of $200,000 for services provided to create an AudibleReady software player for Microsoft's Windows CE product; $250,000 for delivery of a license for certain technology rights; and $252,000 relating to the amortization of revenue from the advance for granting Microsoft the right to distribute software platforms enabling users to access and use

Audible content. The remaining $60,000 in other revenue for the nine months ending September 30, 1999 related to services provided under our agreement with Compaq Computer Corporation. For the nine months ended September 30, 1999, $510,000 of the other revenue is considered nonrecurring.

Operating expenses.

  Cost of content and services revenue.   Cost of content and services revenue
was $474,000, or 169% of content and services revenue, for the nine months ended September 30, 1999, as compared to $250,000, or 278% of content and services revenue, for the nine months ended September 30, 1998. This increase was primarily due to the acquisition of additional content licenses which resulted in additional amortization of new content agreement guarantees. The decrease of cost of content and services revenue as a percentage of content and services revenue is a result of the amortized guaranteed amount being applied to an increased content and services revenue amount.

  Cost of hardware revenue. Cost of hardware revenue was $271,000, or 97% of hardware revenue, for the nine months ended September 30, 1999, as compared to $527,000, or 277% of hardware revenue, for the nine months ended September 30, 1998. This decrease was primarily due to the discontinuation of production of the MobilePlayer and the subsequent write-down of units produced to their net realizable value.

  Production expenses.   Production expenses were $2,132,000 for the nine months
ended September 30, 1999, as compared to $1,193,000 for the nine months ended September 30, 1998, an increase of $939,000, or 79%. This increase was primarily due to increased personnel, increased audio production, and increased expenses to support and expand our infrastructure and systems.

  Research and development. Research and development costs were $1,769,000 for the nine months ended September 30, 1999, as compared to $1,146,000 for the nine months ended September 30, 1998, an increase of $623,000, or 54%. This increase was primarily due to increased personnel and outsourced costs in the development of the original and subsequent versions of Audible Manager, AudibleReady formats, and the upgrade of our Web site.

  Sales and marketing.   Sales and marketing expenses were $3,273,000 for the
nine months ended September 30, 1999, as compared to $883,000 for the nine months ended September 30, 1998, an increase of $2,390,000, or 271%. This increase was primarily due to an increase in personnel and increased advertising costs associated with increased marketing efforts.

  General and administrative.   General and administrative expense was
$2,049,000 for the nine months ended September 30, 1999, as compared to $1,450,000 for the nine months ended September 30, 1998, an increase of $599,000, or 41%. This increase was primarily due to increased personnel and higher professional fees during the period.

  Other (income) expense, net.   Interest income was $579,000 for the nine
months ended September 30, 1999, as compared to $37,000 for the nine months ended September 30, 1998, an increase of $542,000. This increase was primarily due to additional interest income resulting from a higher average cash and cash equivalent balance resulting from the proceeds from our IPO which occurred on July 15, 1999. Interest expense was $40,000 for the nine months ended September 30, 1999, as compared to $59,000 for the nine months ended September 30, 1998, a decrease of $19,000. This decrease was primarily due to the lower principal balance on our capital equipment lease line.

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


Liquidity and Capital Resources

  From inception through the date prior to our IPO, we have financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from the sales of redeemable convertible stock and warrants were approximately $28.7 million since inception.

  On July 15, 1999, we completed an initial public offering (IPO) of 4,600,000 shares of common stock at $9.00 per share. Total proceeds were approximately $36.9 million, net of underwriting discounts and commissions of approximately $2.9 million and offering costs of approximately $1.6 million. Concurrent with the IPO, all shares of our redeemable convertible preferred stock were converted into 13,400,985 shares of common stock. At September 30, 1999, our principal source of liquidity was approximately $42.1 million of cash and cash equivalents.

  At September 30, 1999, our commitments consisted of principal payments under a capital lease line, which allows us to purchase up to $1.8 million of equipment, operating lease commitments, contractual commitments with content providers and revenue sharing commitments pursuant to agreements with device manufacturers. At September 30, 1999, we had leased approximately $1.2 million in equipment on our lease line and had an outstanding balance of approximately $408,000. During 1998, we had a $1.0 million bank line of credit agreement to provide letters of credit which expired in April 1999 and under which we did not draw any amounts. This credit agreement was not renewed nor replaced.

  Net cash used in operating activities was $4.8 million for the nine months ended September 30, 1998. Net cash used during the period was primarily attributable to net losses in the period and increased inventory, partially offset by depreciation and amortization. Net cash used in operating activities for the nine months ended September 30, 1999 was $4.6 million. Net cash used in the period was primarily attributable to net losses in the period and increased accounts receivable, partially offset by higher accounts payable and accrued expenses.

  Net cash used in investing activities was $61,000 for the nine months ended September 30, 1998 and $1,228,000 for the nine months ended September 30, 1999. Net cash used in investing activities during both periods was primarily related to purchases of property and equipment. In the nine months ended September 30, 1999 we issued a note receivable to a shareholder in the amount of $50,000.

  Net cash provided by financing activities was $5.1 million for the nine months ended September 30, 1998. Net cash provided by financing activities during the period resulted primarily from the issuance of redeemable convertible preferred stock partially offset by capital lease payments. Net cash provided by financing activities for the nine months ended September 30, 1999 was $37.5 million. Net cash provided by financing activities during the period resulted primarily from the proceeds of the IPO as well as the issuance of redeemable convertible preferred stock partially offset by capital lease payments.

  We believe our current cash and cash equivalents, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We plan to use these funds to increase our sales and marketing efforts, acquire new content, extend arrangements with current content providers, acquire companies or technologies, add additional personnel and make capital expenditures to upgrade systems capacity. Our current plans provide that approximately $6.0 million of the net proceeds from the IPO has been allocated for marketing activities, approximately $5.0 million for acquisition and production of new audio content, and the remaining $25.9 million of the proceeds from the IPO will be available for use at the discretion of our management. In the future, we may need to raise additional funds through public or private financing, or other arrangements. We have no assurance that such additional financing, if needed, will be available on terms favorable to us or to our stockholders.


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

  We have instituted a company-wide project for addressing the Year 2000 issue. We are integrating this project with a project involving the upgrade of our Web site. The Year 2000 project is divided into two parts--System Infrastructure Upgrades and Vendor Compliance. These sections are discussed separately below. The project is on schedule for completion by the end of November 1999.

System Infrastructure Upgrades

  We intend to achieve Year 2000 compliance for our internal systems by the end of November 1999. Our limited number of personal computers and application systems are anticipated to facilitate rapid progress toward Year 2000 compliance. We are in the process of upgrading to more recent versions of operating systems software that are Year 2000 compliant.

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

  We are at the end of the remedial action stage, and currently anticipate completion of the entire process by the end of November 1999 in order to avoid an adverse Year 2000 impact on our systems.

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

  We are at the remedial action stage of this program. Achievement of vendor Year 2000 compliance is anticipated to be an on-going effort during the remainder of 1999. The current target is to achieve compliance and complete contingency plans by the end of November 1999.

Costs

  The estimated cost to compete the Year 2000 compliance project is approximately $100,000, not including software and hardware upgrades already budgeted as part of our next generation Web site, of which $66,000 have been expended through September 30, 1999. These costs are being incurred primarily for the use of outside consultants, setting up Year 2000 testing environments and the replacement of existing software and hardware.

Risks

  The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, our Web site and some of our normal business activities or operations. Such failures could materially and adversely affect our business, financial condition and results of operations. Moreover, even if we successfully remediate our Year 2000 issues, we can be materially and adversely affected by failures of our vendors to remediate their own Year 2000 issues. The failure of our vendors which have financial or operational relationships to remediate their computer and non-information technology systems issues in a timely manner could result in a material financial risk to us . Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of vendors, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our business, financial condition and results of operations. Accordingly, we may experience business interruption or shutdown, financial loss, damage to our reputation and legal liability. We believe that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

  (1) Between April 1, 1999 and September 30, 1999, we issued options to our employees and directors exercisable for an aggregate of 929,950 shares of common stock net of forfeitures at exercise prices between $2.00 and $12.75 per share, pursuant to our 1999 Stock Incentive Plan.

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

  Report of Offering of Securities and Use of Proceeds Therefrom

  In July 1999, we commenced and completed a firm commitment underwritten initial public offering of 4,600,000 shares of our common stock at a price of $9.00 per share. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-76985), which was declared effective on July 15, 1999. The public offering was underwritten by a syndicate of underwriters led by Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc., Volpe Brown Whelan & Company, LLC and Wit Capital Corporation as their representatives. After deducting underwriting discounts and commissions of $2.9 million and expenses of $1.6 million, we received net proceeds of $36.9 million.

  As of November 2, 1999, we had invested the net proceeds from our initial public offering in Government backed obligations with maturities of up to one year. This use of proceeds from the offering does not represent a material change in the use of proceeds described in the Registration Statement. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent or more of any class of our equity securities.

ITEM 3.   Defaults Upon Senior Securities

  Inapplicable

ITEM 4.   Submission of Matters to Vote of Security Holders

  None.

ITEM 5.   Other Information

  None

ITEM 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

      3.1#      Amended and Restated Certificate of Incorporation of Audible
      3.2##     Amended and Restated Bylaws of Audible
      10.1+*    License Agreement dated November 4, 1998, by and between
                Microsoft Corporation and Audible
      10.2+*    Digital Rights Management Agreement dated November 4, 1998, between Microsoft Corporation and Audible
      10.3+*    Development Agreement dated November 12, 1998, by and between
                RealNetworks, Inc. and Audible
      10.4*     RealMedia Architecture Partner Program Internet Agreement dated
                November 12, 1998, between RealNetworks, Inc. and Audible
      10.5*     Master Lease Agreement dated November 19, 1996, by and between
                Comdisco, Inc. as lessor, and Audible as lessee
      10.5.1*   Addendum to Master Lease Agreement dated November 20, 1996, by and between Comdisco, Inc., as lessor, and Audible, as lessee
                (relating to Exhibit 10.5)
      10.6*     Warrant Agreement to purchase 30,573 shares of Series B
                preferred stock at a price of $2.68 per share, dated November
                19, 1996, and re-issued as of August 17, 1998, by Audible to
                Comdisco, Inc.
      10.7*     Warrant Agreement to purchase 12,188 shares of Series C
                preferred stock at a price of $4.00 per share, dated July 24,
                1997, issued by Audible to Comdisco, Inc.
      10.8*     Loan and Security Agreement dated April 6, 1998, by and between
                Silicon Valley Bank, as lender, and Audible, as borrower, for a revolving line of credit of up to $1,000,000
      10.9*     Warrant to Purchase Stock issued April 6, 1998, by Audible to
                Silicon Valley Bank
      10.10*    Security and Loan Agreement dated November 20, 1996, between
                Audible, as borrower, and Imperial Bank, as lender, for up to
                $500,000
      10.11*    Warrant Agreement to purchase 12,500 shares of Series B
                preferred stock at a price of $3.00 per share, dated November
                20, 1996, issued by Audible to Imperial Bank
      10.12*    Promissory Note dated March 28, 1997, from Donald Katz in favor of Audible, in the principal amount of $100,00010.12.1 Allonge to Note dated April 21, 1999 between Donald Katz and Audible
                (relating to Exhibit 10.12.1)
      10.12.1*  Allonge to Note dated April 21, 1999 between Donald Katz and
                Audible (relating to Exhibit 10.12.1)
      10.13*    Security Agreement dated March 28, 1997, by and between Donald
                Katz and Audible
      10.14*    Amended and Restated Registration Rights Agreement dated
                February 26, 1998, by and among Audible and certain stockholders named therein
      10.14.1*  Amendment No. 1 to Amended and Restated Registration Rights
                Agreement dated December 18, 1998 (relating to Exhibit 10.14)
      10.14.2*  Amendment No. 2 to Amended and Restated Registration Rights
                Agreement dated June 17, 1999 (relating to Exhibit 10.14)
      10.15*    1999 Stock Incentive Plan

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

 #Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985) as Exhibit No. 3.2.
##Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985) as Exhibit No. 3.4.
* Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985).
+ Information has been omitted from this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. ** Filed herewith.

(b) Reports on Form 8-K

    None

                                           SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AUDIBLE, INC.



                                           By:    /s/  Andrew P. Kaplan
                                                  ---------------------
                                           Name:  Andrew P. Kaplan
                                           Title: Chief Financial Officer and
                                                  Vice President, Finance and
                                                  Administration


Dated: November 12th, 1999