Form 10-K
period 1999-12-31
AUDIBLE INC
filed 2000-03-30
CIK 1077926

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                   Form 10-K

(Mark One)
         X       Annual Report Pursuant to Section 13 or 15(d) of the
      -------    Securities Exchange Act of 1934


                 For the Fiscal Year Ended December 31, 1999

                                         or

     ____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from __________ to __________


                      Commission File Number:  000-26529



                                 AUDIBLE, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                                22-3407945
        (State or Other Jurisdiction of                               (IRS Employer
        Incorporation or Organization)                               Identification No.)

          65 Willowbrook Boulevard                                      07470 - 7056
              Wayne, New Jersey                                          (Zip Code)
     (Address of Principal Executive Office)

      Registrant's telephone number, including area code:  (973) 890-4070

       Securities to be Registered Pursuant to Section 12(b) of the Act:

                                                                        Name of Each Exchange
              Title of Each Class:                                      on which Registered:
              --------------------                                      --------------------
             Common Stock, par value                                    Nasdaq National Market
                 $0.01 per share

      Securities to be Registered Pursuant to Section 12 (g) of the Act:

                                     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

     Documents incorporated by reference: Specified portions of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1999.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 2000 was approximately $248,289,833.

     The number of shares outstanding of the Registrant's Common Stock, as of March 24, 2000 was 27,421,745 shares of Common Stock.

                               TABLE OF CONTENTS


                                                                                        Page
                                                                                      ---------




















                          FORWARD-LOOKING STATEMENTS

     IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 2000. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                                    PART I

Item 1.  Business.

Overview

     We are the leading provider of premium spoken audio content, such as audio versions of books and newspapers and radio programs, that is delivered over the Internet and can be streamed and played back on personal computers and hand-held digital audio players. The Audible service allows consumers to purchase and download our content from our Web site (www.audible.com(TM)), store it in digital files and play it back on personal computers and portable digital audio players. More than 20,000 hours of audio content is currently available on our Web site. Several manufacturers have agreed to support and promote the playback of our content on their hand-held portable digital audio players. As defined under a Co-branding, Marketing and Distribution agreement, we will be the exclusive provider of digital spoken audio to Amazon.com.

     The market for the Audible service results from the increasing usage of the Internet and the introduction of hand-held electronic devices that have digital audio capabilities. In contrast to traditional radio broadcasts, the Audible service offers customers access to content of their choice and the ability to listen to what they want, when and where they want--whether commuting, exercising, relaxing or sitting at their personal computers. Unlike traditional and online bookstores, which are subject to physical inventory constraints and shipping delays, we provide a selection that is readily available in digital format that can be quickly delivered over the Internet directly to our customers.

     We help publishers, producers, authors, device manufacturers and our Web site affiliates create incremental sources of revenue. We provide new sources of revenue for publishers of newspapers, magazines, journals, newsletters, professional publications and business information and producers of radio broadcasts. In addition, our service provides companies that distribute or promote our service and manufacturers of hand-held audio-enabled digital players with a wide selection of content to offer to their customers.

Industry Background

     Public demand for new sources of entertainment, information and educational media continues to grow as amounts of content and its sources proliferate. Veronis, Suhler & Associates estimates that the communications industry exceeded $300 billion in revenues in 1997. This is an increase from less than $60 billion in 1977. During 1997, Americans on average spent more than 3,300 hours reading, watching or listening to media content. We believe that many consumers seek a better way to manage this content.

     Listening is a way for individuals to consume this content at times when they are unable to read, such as when they are driving. A 1996 market study by the Yankee Group indicates that 87% of automobile commuters listened to the radio an average of 50 minutes a day while commuting. According to the Department of Transportation, in 1990, 84 million people drove to and from work alone, an increase of 35% from 1980. As individuals look to use their commuting time more efficiently and manage an increasing amount of available content, audiobooks have emerged as a personalized "pay-to-listen" alternative to radio, which does not allow listeners to control when they listen to a particular program. Americans spent $2.2 billion on spoken word audio tapes in 1998, an increase from $1.6 billion in 1996. This increasing usage of audiobooks exists despite limited types of content, high prices and the limitations of cassette tape players. For instance, the audiobook market does not address timely print content such as newspapers, newsletters, magazines and journals.

     The Internet has emerged as a significant global communications medium giving millions of people the ability to access and share large amounts of information. Through the Internet people can quickly receive various forms of information, from traditional types of publishing such as text to the newer technologies like streaming audio. Jupiter Communications estimates that over 33% of all Internet users listen to Internet-delivered audio on their personal computers. In the past, the audio environment available to Internet users restricted consumers to listening directly from their PC or to players that allowed short lengths of audio content. Consumer electronics and computer manufacturers have been addressing this constraint by developing mobile devices that are capable of storing more audio content for consumers to play.

     An International Data Corporation (IDC) analysis calculated that shipments of hand-held companion devices exceeded 4.5 million units worldwide in 1998 and will increase to over 14 million worldwide by 2002. We believe seven million of these mobile devices will be audio-enabled by the year 2002. This estimate does not include the recent appearance of Internet-connected music players.
According to Forrester Research, the installed base of Internet-connected music players is estimated to reach one million units in 1999 and 17 million units by 2002.

     Audible is developing relationships with cell phone companies and other high technology providers. Cell phone technology is the ideal match for hand-held digital audio players. This combination of wireless freedom and digital transmission will in the future allow a consumer to download from a library of audio recordings and bypass the anchored desktop PC. This freedom to download wirelessly will allow unprecedented convenience for consumers.

     The confluence of the Internet as an increasingly accepted media distribution channel, the widespread adoption of audio-enabled mobile devices and the continuing growth in consumer demand for content in a variety of formats has resulted in new challenges for the media industry. These challenges include creating a system that takes advantage of revenue opportunities by making content readily accessible through the Internet by compensating publishers and other content creators for quality entertainment and information while preventing unauthorized duplication and distribution. This creates an opportunity for a provider who can establish a secure system for Internet delivery of premium audio content.


Our Solution

     We have created the Audible service to give consumers the ability to download spoken audio content of their choice from the Internet and to listen to this audio when, where and how they want. The Audible service addresses the market opportunity created by consumer demand for audio content and the emergence of the Internet and hand-held audio-enabled digital players. We have created the first service for secure delivery of premium digital spoken audio content over the Internet for playback on personal computers and these devices. Our service allows customers to program their listening time with personalized selections from a wide collection of spoken audio content available at our Web site audible.com, including entertainment, news, education and business information. We have assembled the largest and most diverse collection of premium spoken audio content available for download on the Internet for playback on personal computers and hand-held digital audio players. We have more than 20,000 hours of audio content currently available on our Web site, including daily selected audio content from publications such as The Wall Street
Journal and The New York Times, audio versions of books and periodicals such as The Economist and Harvard Business Review, and radio programs such as Car Talk, Fresh Air, Marketplace and News From Lake Wobegon. We provide over 3,000 audiobooks from publishers, including Bantam Doubleday Dell Audio Publishing and Random House Audio Publishing, each a division of Random House, Inc., Dove Audio, Harper Audio, Simon & Schuster Audio and Time Warner AudioBooks, and written by authors such as Dave Barry, John Grisham, Stephen King, Sidney Sheldon and Amy Tan. We believe that our extensive audio content collection and our secure delivery system provide benefits to our customers, content providers, manufacturers of AudibleReady hand-held electronic devices and other companies which distribute or promote our service.


Benefits to Customers.

     Unlike the traditional ways consumers select, organize and consume audio content, Audible customers can access content of their choice and listen when, where and how they want--whether commuting, exercising, relaxing or sitting at their personal computers.

     Selection.  At our Web site, audible.com, customers can browse and purchase
     ---------
from a large and diverse collection of readily available premium spoken audio content, most of which is currently available only through us in digital format for Internet distribution either pursuant to exclusive arrangements or because, to our knowledge, no one else currently has these rights. Our collection currently includes over 3,000 digital audiobooks in a wide variety of categories from more than 1,500 authors. We are the only source of timely digital audio editions of leading newspapers and selected periodicals. We also offer popular and special interest radio programming, including interviews, commentaries and talk radio. Our collection also contains selections that are difficult to find or may not otherwise be readily or conveniently available to customers, such as lectures and speeches. We have over 8,000 of these other audio selections in addition to our audiobooks.

     Convenience. Audible.com provides customers with one-stop shopping for
     -----------
their premium digital spoken audio needs. Our customers can browse and sample spoken audio selections through our easy to navigate Web site. Our customers can purchase bundled packages of selected audio content and choose automated delivery of timely audio content on a subscription basis. Unlike traditional and online bookstores, which are subject to physical inventory constraints and shipping delays, we provide a selection that is readily available in digital format that can be quickly delivered over the Internet directly to our customers.

     Listening Experience. Unlike radio, which offers limited programming and no
     --------------------
ability for the listener to control broadcast times, our service enables customers to take greater control of their time and their listening experience. Customers decide to listen to what they want, when and where they want. Our service allows customers to skip between selections or individual articles or chapters within selections. Customers can pause and resume listening where they left off and can "bookmark" multiple sections of content, rather than be constrained by the rewind and fast forward functions of cassette tape players.

     Lower Prices.  We provide customers with lower priced spoken audio content
     ------------
because we do not incur the costs of traditional audio content manufacture and physical distribution. For example, on February 29, 2000, the unabridged digital audio version of Frank McCourt's new novel, `Tis, sold for $24.95 on audible.com. By comparison, the manufacturer's suggested retail price for the same title was $49.95 for the cassette tape.

Benefits to Business Affiliates.

     We help content creators, device manufacturers and other companies which distribute or promote our service to their customers to create incremental sources of revenue by aggregating premium audio content and providing a widely-accepted system for digital spoken audio distribution.

     Content creators.  We provide a new source of revenue for publishers of
     ----------------
newspapers, magazines, journals, newsletters, professional publications and business information and producers of radio broadcasts by creating a new market for content that is too timely for distribution on cassette tape or compact disc and too specialized for widely-broadcast radio programs. Additionally, our electronic delivery service offers publishers of audiobooks a new distribution channel for their existing audiobook content. Older publications, including archived or out-of-print content, when converted to digital audio form, can also provide additional revenue while incurring relatively low costs for storing and delivering electronic inventory. Our solution has the benefit of reducing the risk of audio files being copied without authorization by employing a system designed to limit playback of audio files to specifically identified personal computers and hand-held digital audio players.

     Device manufacturers. Major manufacturers of hand-held audio-enabled
     --------------------
digital players, such as Casio, Compaq, and Philips have agreed to support and promote the playback of our content on their devices. Diamond Multimedia has agreed to promote our service with its Rio 500 digital audio player. Our service provides these manufacturers with an attractive application that takes advantage of the audio capability of their players, which may, in turn, increase their sales. In most cases, these manufacturers also receive a percentage of the revenue generated over a specified period of time by each new Audible customer referred by them through the purchase of a new player.

     Companies which distribute or promote our service.  We have entered into
     -------------------------------------------------
marketing agreements with Amazon.com, Microsoft, RioPort, RealNetworks, The New York Times, The Wall Street Journal and Los Angeles Times to promote our content to their customers, either directly or indirectly. In return, we have access to additional distribution outlets. We have agreed with some of these companies to share a portion of revenue from sales of our content to their customers.


Our Strategy

     Our objective is to enhance our position as the leading provider of Internet-delivered premium spoken audio content. Key elements of our strategy to achieve this goal include:


     Increase brand awareness.

     We seek to make "Audible" a recognizable brand. We continue to use the AudibleReady brand to signify that a player is enabled to play back Audible content. We are continuing to enhance brand awareness of the Audible service and increase visitors to our Web site by expanding our marketing efforts through online initiatives, such as affiliate programs, sponsorships, direct e-mail
solicitations and banner advertisements.   Our co-marketing agreements with
Amazon.com and AudibleReady player manufacturers are key elements of our plans to make potential customers aware of, and to encourage them to try our service. We continue to seek to enter into agreements with content providers as well as owners of Internet portals, destinations and commerce sites to promote co-branded services to Internet users.

     Expand content collection.

     We plan to acquire more Internet distribution rights to digital audio versions of books, newspapers, radio broadcasts, magazines, journals, newsletters, conferences, seminars, performances, lectures, speeches and television audio tracks. With selected content providers, we plan to create additional timely digital audio editions of newspapers, periodicals and other content not otherwise available to consumers in audio format. We intend to continue to differentiate our service by expanding our collection of exclusive, original and topic-specific content, building a collection unconstrained by traditional physical inventory concerns.

     Enable additional electronic devices, wireless phones and systems to be AudibleReady.

     We intend to continue to work with the manufacturers of hand-held electronic devices to support and promote the playback of Audible content on their players. We also seek to make AudibleReady future generations of audio players that use the MP3 audio format, a digital compression format that is currently used primarily for music playback. We are a member of the Secure Digital Music Initiative consortium, or SDMI, and intend to support it in the future. The stated goal of the SDMI consortium is to bring together the worldwide recording industry and technology companies to develop an open technology for digital music security. We are also seeking to expand the AudibleReady program to include other mobile players, such as wireless phones, other hand-held computing devices as they become audio-enabled, and automobile-based personal computers.


     Continue to improve the customer experience.

     We intend to make the Audible service increasingly easy for customers to use and personalize. We intend to take advantage of the flexibility of our online distribution system to offer a variety of selections, pricing and subscription models designed to maximize customer satisfaction and to generate recurring revenue. We continue to enhance audible.com to make it easier for customers to find specific selections and to actively suggest selections that might be of interest to them based on their prior purchasing patterns. We also are enhancing our AudibleManager software to make it simpler for customers to manage their personal audio content selections and automate downloads and transfers of content to mobile players. We provide customer service seven days per week and 24 hours per day via telephone, email and real time text chat.


The Audible Service

     Audible's integrated spoken audio delivery service includes four components: (1) our Web site, audible.com; (2) our collection of digital audio content; (3) our software for downloading, managing, scheduling and playing audio selections; and (4) a variety of AudibleReady players.

     Audible.com.

     Our Web site, audible.com, delivers a large and diverse selection of premium digital spoken audio content in a secure format through the Internet. At audible.com, visitors can browse, sample, purchase, subscribe, schedule, stream and download digital audio content. One hour of spoken audio, requiring about two megabytes of storage, takes approximately 15 minutes to download to a personal computer using a 28 kbps modem, approximately eight minutes using a 56 kbps modem or approximately ten seconds using a high speed Internet connection, and approximately six minutes to transfer the content from the personal computer to an AudibleReady player.

     Digital audio content.

     We currently offer more than 3,000 digital audiobooks and more than 8,000 other audio selections comprising over 20,000 hours of digital spoken audio content, segmented in four categories:

     .  Audiobooks. We offer a wide selection of audiobooks from more than 1,500
        ----------
        authors. We offer both abridged (typically three to ten hours long) and unabridged (typically five to 20 hours long) versions of original works, read either by the authors or by professional narrators.

     .  Timely audio editions of print publications. Our service enables the
        -------------------------------------------
        timely distribution of audio editions of newspapers and periodicals previously available only in print. We offer a 40-minute daily audio edition of The New York Times and a twice-daily daily selected audio content from The Wall Street Journal. We also offer audio editions of the Los Angeles Times, San Jose Mercury News, Harvard Business Review, Slate, The Economist and numerous technology and investment newsletters.

     .  Radio broadcasts. We offer popular and special-interest radio programs
        ----------------
        shortly after they are originally broadcast so our customers have the flexibility to listen to these programs when and where they want. We offer audio versions of broadcasts such as Fresh Air, Marketplace, Car Talk, and Science Friday. With National Public Radio we will develop original programming which will premiere at audible.com.

     .  Lectures, speeches, performances and other audio. We offer a broad
        ------------------------------------------------
        selection of lectures, speeches, dramatic and comedy performances, educational and self-improvement materials, religious and spiritual content, television audio tracks and other forms of spoken audio, many of which are difficult to find from any other source. We also offer specialty content created exclusively for audible.com. For example, our agreement with comedian and actor Robin Williams will create original comedy and other content programming for Internet distribution exclusively through audible.com on a weekly basis.

     We currently have licensed Internet distribution rights to audio content from more than 140 publishers, producers of radio content and other content creators. Our license agreements are typically for terms of one to three years, and many provide us with exclusive Internet distribution rights. Under most licensing arrangements, we pay the content creator a portion of the revenue we receive, typically a 12% royalty. In the majority of arrangements, we also pay a guaranteed advance against the content creator's revenue share.

     In most cases, we license audio recordings from publishers and content creators. In other cases, such as with The New York Times, The Los Angeles Times, San Jose Mercury News, The Economist and Harvard Business Review, we record and produce audio versions from the print publications. In all cases, we convert the audio into our compressed, digital format.

     Audible software.

     Our software consists of AudibleManager and AudiblePlayer(TM) for downloading, managing, scheduling and playing audio selections.

     AudibleManager enables our customers to download and listen to digital spoken audio content and transfer it to an AudibleReady player for mobile playback. AudibleManager can also be used to organize individual selections, to specify listening preferences and to manage delivery options for subscriptions. Selections that exceed playback time limitations on a customer's hand-held electronic device can be listened to over successive sessions by reconnecting the player to the customer's personal computer and initiating a synchronization command that automatically replaces the sections that have been played with new content.

     Our AudiblePlayer software enables users of hand-held digital players to control and customize their listening experience. Unlike cassette tape or compact disk players, AudibleReady players allow fast navigation of the content through section markers and bookmarks that can be set by the user. Users can skip between selections, individual articles or chapters, effectively allowing them to control the listening experience.


     AudibleReady devices.

     AudibleReady players are personal computers and other hand-held electronic devices that have a speaker or an audio output jack and can be enabled to play back our audio content. The AudibleManager and AudiblePlayer software enable these devices to receive and play back Audible content and are available for download from audible.com. Several player manufacturers have bundled the AudibleManager and AudiblePlayer software in the packaging for their devices.
In addition, some device manufacturers plan to adapt their players to support the Audible service. The audio output jack of all of these players can work with headphones or a cassette adaptor to enable the content to be played through a car stereo system.

     We have formed co-marketing relationships with a number of consumer electronics and computer companies to promote AudibleReady hand-held electronic devices and our content to consumers. The device manufacturers are generally required to promote the Audible service through a variety of means, which may include (1) displaying the AudibleReady logo on their players, (2) displaying the AudibleReady logo on the outside of the player package, (3) including our brochures inside the player package and (4) referring to Audible and AudibleReady in their brochures and manuals. In most cases, the device manufacturers receive a percentage of the revenue related to the content downloaded by the purchasers of their AudibleReady players. These revenue sharing arrangements typically last one to two years from the date the device user becomes an Audible customer.


     Other services.

     We also provide audio production and hosting services to corporations that enable them to deliver in digital audio format training, analysis, marketing and other information to their employees, suppliers and customers.

Competition

     The market for the sale and delivery of spoken audio is highly competitive and rapidly changing. Principal competitive factors in the spoken audio market include:

     .  selection;

     .  price;

     .  speed of delivery;

     .  protection of intellectual property;

     .  timeliness;

     .  convenience; and

     .  sound quality.

Although we believe that we currently compete favorably with respect to these factors, we cannot be sure that we can maintain our competitive position against current or new competitors, especially those with longer operating histories, greater name recognition and substantially greater financial, technical, marketing, management, service, support and other resources.

     We compete with (1) traditional and online retail stores, catalogs, clubs and libraries that sell, rent or loan audiobooks on cassette tape or compact disc, (2) Web sites that offer streaming access to spoken audio content using tools such as the RealPlayer or Windows Media Player and (3) other companies offering services similar to ours.

     Audiobooks on cassette tape or compact disc have been available from a variety of sources for a number of years. Traditional book stores, such as Borders and Barnes & Noble, and online book stores, such as barnesandnoble.com offer a variety of audiobooks. The Audio Book Club offers discounted audiobooks by mail order. Rental services, such as Books on Tape, offer low pricing for time-limited usage of audiobooks, and libraries loan a limited selection of audiobooks. One or more of these competitors might develop a competing electronic service for delivering audio content.

     Competition from Web sites that provide streaming audio content is intense and is expected to increase significantly in the future. Yahoo!Broadcast.com and RealNetworks offer a wide selection of streaming audio content. These companies and other portal companies including America Online, Excite, Lycos and Infoseek may compete directly with us by selling premium audio content for digital download.

     Audiohighway.com also offers downloaded digital audio content for playback on personal computers. Command Audio has announced plans to deliver audio content through FM radio frequency for mobile playback.

     Our content providers and other media companies may choose to provide digital audio content directly to consumers. In addition, a small number of companies control primary or secondary access to a significant percentage of Internet users and therefore have a competitive advantage in marketing to those users. These providers could use or adapt their current technology, or could purchase technology, to provide a service that directly competes with the Audible service.

     Many of these companies have significantly greater brand recognition and financial, technical, marketing and other resources than we do. We also expect competition to intensify and the number of competitors to increase significantly in the future as technology advances providing alternative methods to deliver digital audio content through the Internet, satellite, wireless data, FM radio frequency or other means.

Intellectual Property and Proprietary Rights

     We regard our patents, copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. To protect our proprietary rights, we rely on a combination of patent, trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, business affiliates and others. Notwithstanding these precautions, others may be able to use our intellectual property or trade secrets without our authorization. If we are unable to adequately protect our intellectual property, it could materially affect our financial performance. In addition, potential competitors may be able to develop technologies or services similar to ours without infringing our patents.

     We hold one patent and have filed ten patent applications for some aspects of the Audible system, four of which have been issued. We do not know if the other pending patents will ever be issued and, if issued, if they will survive legal challenges. Legal challenges to our patents, whether successful or not, may be very expensive to defend.

     We have applied for registration in the United States of several of our trademarks and service marks, including "Audible", "audible.com" "Audible
Hear, There, and Everywhere", "Audiblemanger", "AudibleReady", and "Who You Gonna Listen To". "audible.com" and "Audiblemanager" have been registered, and "Audible" and "AudibleReady" have received adverse actions by the Patent and Trademark Office. We do not know if these marks will be registered or that we will effectively protect the use of these names. In addition, we have not taken affirmative steps to protect our trademarks outside of the United States and effective trademark, service mark, and copyright protection is not necessarily available in every country in which our services are available online.

     We also license some of our intellectual property to others, including our AudibleReady technology and various trademarks and copyrighted material. While we attempt to ensure that the quality of our brand is maintained, others might take actions that materially harm the value of either these proprietary rights or our reputation.

     We license technology from others, including our compression-decompression technology, that we incorporate into the Audible system. If these technologies become unavailable to us, we would need to license other technology which would require us to redesign our system and recode our content. Although we are generally indemnified against claims that technology licensed by us infringes the intellectual property rights of others, such indemnification is not always available for all types of intellectual property and proprietary rights and in some cases the scope of such indemnification is limited. Even if we receive broad indemnification, third party indemnitors may not have the financial resources to fully indemnify us in the event of infringement, resulting in substantial exposure to us. We cannot assure you that infringement or invalidity claims arising from the incorporation of this technology, resulting from these claims, will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential redevelopment costs and delays, all of which could materially adversely effect our business, operating results and financial condition.

Employees

  As of December 31, 1999, we had a total of 60 full-time employees -- 15 in research and development, 14 in sales and marketing, 23 in production and eight in general and administrative.

Item 2.  Properties.

     Our principal administrative, sales and marketing, research and development and production facility is located at 65 Willowbrook Boulevard, Wayne, New Jersey, 07470, where we lease approximately 22,000 square feet. Our lease expires on February 27, 2003.


Item 3.  Legal Proceedings.

     We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. Any such proceeding, even if not meritorious, could result in the expenditure of significant financial and managerial resources. The Company is not currently involved in any legal proceedings.


Item 4.  Submission of matters to a vote of Security Holders.

         None.

                                    PART II

Item 5. Market for the Company's Common Stock Equity and Related Stockholder Matters.

     Our common stock is traded on the Nasdaq National Market under the symbol "ADBL." Prior to July 16, 1999, there was no established public trading market for any of our securities.

     The following table sets forth, for the periods indicated, the range of high and low closing sales price for our common stock as reported on the Nasdaq National Market.


1999                                                      High          Low
----                                                     ------       -------
Third Quarter (from July 16, 1999)                       $21.00         $ 6.88
Fourth Quarter                                            15.94           8.44

2000
----

First Quarter (through March 24, 2000)                    16.94          10.44

     On March 24, 2000, the last reported sale price of our common stock was $12.06 per share. As of March 24, 2000, we had approximately 195 stockholders.

     We have never paid or declared any cash dividends on our common stock. Our present policy is to retain earnings to finance the growth and development of the business and, therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

     In November, 1999, in connection with a two year content licensing and co-marketing agreement entered into with a content provider, we issued a warrant to purchase 10,000 shares of common stock at $7.65 per share. The warrant expires May 20, 2003. This warrant and the underlying securities have not been registered under the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data.

     The selected financial data set forth below should be read in conjunction with the financial statements and related notes thereto and "Management's Discussion and analysis of Financial Condition and Results of Operations" and other financial information appearing elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 1998 and 1999 and for the years ended December 31 1997, 1998 and 1999, are derived from, and are qualified by reference to, our audited financial statements included elsewhere in this Form 10-K. The balance sheet data as of December 31, 1995, 1996 and 1997 the statement of operations data for the period from November 3, 1995, the date of inception, through December 31, 1995, and the year ended December 31, 1996 are derived from our audited financial statements not included elsewhere in this Form 10-K.

                            Selected Financial Data
                     (in thousands, except per share data)

                                                  Period Nov. 3,
                                                  1995 (date of
                                                  inception) to
                                                  December 31,                        Year Ended December 31,
                                                  ---------------  -----------------------------------------------------------------
                                                       1995             1996             1997             1998           1999
                                                  ---------------  --------------  ----------------  --------------  -------------
                                                                    (in thousands, except share and per share data)
Statement of operations data:
Revenue, net:
 Content and services...........................         $    --         $    --            $     3         $   132       $    478
 Hardware.......................................              --              --                 57             244            314
 Other..........................................              --              --                 --              --            951
                                                         -------         -------            -------         -------       --------
 Total revenue, net.............................              --              --                 60             376          1,743
                                                         -------         -------            -------         -------       --------

Operating expenses:
 Cost of content and services revenue...........              --              --                 78             372            812
 Cost of hardware revenue.......................              --              --                252             556            308
 Production expenses............................              --             684              1,982           1,639          3,397
 Research and development.......................              49           1,810              2,672           1,642          2,680
 Write-down related to hardware business........              --              --                 --             952             --
 Sales and marketing............................              --             256              1,228           1,453          6,109
 General and administrative.....................              --             786              1,921           1,838          3,015
                                                         -------         -------            -------         -------       --------
  Total operating expenses......................              49           3,536              8,133           8,452         16,321
                                                         -------         -------            -------         -------       --------

    Loss from operations........................             (49)         (3,536)            (8,073)         (8,076)       (14,578)
                                                         -------         -------            -------         -------       --------

    Other (income) expense, net.................              --             (27)               (44)             62         (1,102)
                                                         -------         -------            -------         -------       --------
Net loss........................................         $   (49)        $(3,509)           $(8,029)        $(8,138)      $(13,476)
                                                         =======         =======            =======         =======       ========

Basic and diluted net loss per common share.....          $(0.02)         $(1.10)            $(1.49)         $(1.15)        $(0.85)
Weighted average shares outstanding.............           2,250           3,177              5,379           7,097         15,890

Balance sheet data:
Cash and cash equivalents.......................        $    388        $    758           $    646        $ 10,526        $12,030
Short-term invesments...........................            ----            ----               ----            ----         24,404
Total assets....................................             435           1,232              3,482          12,147         39,926
Noncurrent liabilities..........................              --             314              1,169           1,688            538
Redeemable preferred stock......................             389           3,430             12,378          27,725           ----
Total stockholders' equity (deficit)............             (19)         (3,488)           (11,427)        (19,529)        34,578

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto, and other financial information included elsewhere in this Annual Report Form 10-K.

     This Annual Report Form 10-K contains forward-looking statements and information relating to our company. We generally identify forward-looking statements in this prospectus using words like "believe," "intend," "will," "expect," "may," "should," "plan," "project," "contemplate," "anticipate," "seek" or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual results may differ significantly from the results discussed in these forward-looking statements.


Overview

     We provide Internet-delivered premium spoken audio content for streaming and playback on personal computers and hand-held digital audio players. We have the largest and most diverse collection of premium digital spoken audio content available for purchase and download from the Internet, most of which is currently available only through audible.com. We were incorporated in 1995, commenced commercial operations in October 1997, and through March 31, 1999, we were in the development stage for financial reporting purposes. Subsequent to March 31, 1999, we substantially completed our development efforts in establishing our business and accordingly no longer consider ourselves a development stage company.

     In order to test consumer behavior, demonstrate to content providers the viability of digital distribution of audio content and test our business model, we designed, created and sold limited numbers of our own Internet-enabled mobile audio playback device, the Audible MobilePlayer. Sales of the MobilePlayer accounted for 65% of our revenue in 1998, and 18% of our revenue in 1999. However, we discontinued the production of the player in April 1999, sold our remaining inventory, and do not expect to earn any MobilePlayer revenue after 1999. Our primary focus is the aggregation and delivery of digital spoken audio content, and, we will depend upon computer and consumer electronics companies to manufacture and sell players that are promoted as AudibleReady. Revenue from the sale of audio content and services has increased in each of the last four quarters. We expect that trend to continue as sales of audio content and services increase and eventually account for the majority of our revenue. As of December 31, 1999, more than 13,000 customers had purchased content from our Web site.

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

     We recognize revenue from content sales in the period when content is downloaded and the customer's credit card is processed. Typically, we pay our content providers a 12% royalty based upon net sales of the content downloaded by our customers. The majority of our content agreements require us to make advance royalty payments for minimum guarantees which are amortized on a straight-line basis over the term of the agreement or are expensed as royalties are earned, whichever is sooner. In addition, the Company periodically adjusts the balance of these royalty payments to reflect their estimated net realizable value.

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

     In November 1998, we entered into an agreement with Microsoft, one of our stockholders, to integrate some of our products, grant various rights and licenses and provide for Microsoft to be paid future royalties for content distributed as a result of the customized software developed under the agreement. Microsoft committed a minimum of $2,000,000 in payments to us over the course of the five-year term of the agreement to integrate products and acquire various rights and licenses. Microsoft advanced Audible $1,500,000 in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. The Company has allocated $50,000 of this advance to certain development work that will be recognized as a reduction of research and development expense upon its completion. The remaining $1,450,000 of this advance is being recognized as revenue on a straight line basis beginning in the quarter ended June 30, 1999 through the initial term of the agreement which ends in the second quarter of 2001. During the year ended December 31, 1999, $441,304 of this advance was recognized as other revenue. Also under the agreement, during the year ended December 31, 1999 Audible (i) has performed technology integration services for which the Company has recognized other revenue of $200,000, (ii) has delivered a license for certain technology rights for which the Company has recognized other revenue of $250,000, and
(iii) has delivered 300 Audible MobilePlayers for which the Company recognized hardware revenue of $50,000. Microsoft has options under the agreement to acquire additional rights and licenses and extend the term of the agreement for additional financial consideration.

     We are party to several joint marketing agreements with device manufacturers such as Casio, Compaq, Diamond Multimedia, and Philips. Under these agreements, our device manufacturers may receive a portion of the revenue generated over a specified period of time by each new Audible customer referred by them through the purchase of a new player. For example, a purchaser of Compaq's hand-held electronic device known as Aero will be able to use the device and our AudibleManager software to access audible.com and download content. Compaq will receive a percentage of the revenue related to content downloaded by this purchaser. These revenue sharing arrangements typically last one or two years from the date the player user becomes an Audible customer.

     On January 30, 2000, the Company entered into two agreements with Amazon.com. As defined in the Co-Branding, Marketing and Distribution agreement, the Company will be the exclusive provider of digital spoken audio to Amazon.com. During the three year term of this agreement, in consideration for certain services, Amazon will receive annually $10,000,000 plus a specified percentage of revenue earned over a threshold amount. Under the Securities Purchase Agreement, Amazon.com has purchased 1,340,033 shares of common stock from the Company for $20,000,000.

Results of Operations

     The following table sets forth certain financial data as a percentage of total revenue during 1997, 1998 and 1999.

                                                                Year Ended December 31,
                                                --------------------------------------------------------
                                                       1997                1998               1999
                                                ------------------  ------------------  ----------------

Revenue, net:
  Content and services........................           5%                 35%               27%
  Hardware....................................          95                  65                18
  Other.......................................          --                  --                55
                                                  --------             -------             -----
     Total revenue, net.......................         100%                100%              100%
                                                  --------             -------             -----
Operating expenses:
  Cost of content and services revenue........         130                  99                47
  Cost of hardware revenue....................         418                 148                18
  Production expenses.........................       3,289                 436               195
  Research and development....................       4,433                 436               154
  Write-down related to hardware business.....          --                 253                --
  Sales and marketing.........................       2,037                 386               351
  General and administrative..................       3,187                 489               173
                                                  --------             -------             -----
     Total operating expenses.................      13,494               2,247               937
                                                  --------             -------             -----
Loss from operations..........................     (13,394)             (2,147)             (837)
                                                  --------             -------             -----
Other (income) expense:
  Interest income.............................        (251)                (14)              (66)
  Interest expense............................         178                  31                 3
                                                  --------             -------             -----
     Total other (income) expense.............         (73)                 17               (63)
                                                  --------             -------             -----
Net loss......................................     (13,321)%            (2,164)%            (775)%
                                                  ========             =======             =====


1999 Compared to 1998

     Total revenue, net. Total revenue for 1999 was $1,743,000, as compared to $376,000 for 1998, an increase of $1,367,000, or 364%.

     Content and services. Content and services revenue for 1999 was $478,000, as compared to $132,000 for 1998, an increase of $346,000, or 262%. Content and services revenue increased primarily as a result of the our customer base increasing from under 3,000 customers to just over 13,000 customers and the addition of new corporate customers.

     Hardware. Hardware revenue for 1999 was $314,000, as compared to $244,000 for 1998, an increase of $70,000, or 29%. Hardware revenue increased as a result of selling more Audible MobilePlayers. Hardware revenue from the sale of the Audible MobilePlayer will cease going forward as we do not expect to sell MobilePlayers after December 31, 1999.

     Other. Other revenue for 1999 was $951,000, as compared to no other revenue for 1998. The majority of the other revenue was generated in connection with our agreement with Microsoft Corporation. Under the agreement, revenue for the year consisted of $200,000 for services provided to create an AudibleReady software player for Microsoft's Windows CE product; $250,000 for delivery of a license for certain technology rights; and $441,000 relating to the recognition of revenue from the advance for granting Microsoft the right to distribute software platforms enabling users to access and use Audible content. The remaining $60,000 in other revenue for 1999 related to services provided under our agreement with Compaq Computer Corporation. For 1999, $510,000 of the other revenue is considered nonrecurring.

Operating expenses.

     Cost of content and services revenue. Cost of content and services revenue was $812,000, or 170% of content and services revenue, for 1999, as compared to $372,000, or 281% of content and services revenue, for 1998. This increase was primarily due to the acquisition of additional content licenses which resulted in additional amortization of new content agreement minimum guarantees. In addition, we recorded an adjustment of $146,000 to reflect the net realizable value of content agreement guarantees. The decrease of cost of content and services revenue as a percentage of content and services revenue is a result of the amortized guaranteed amount being compared to an increased content and services revenue amount.

     Cost of hardware revenue. Cost of hardware revenue was $307,000, or 98% of hardware revenue, for 1999, as compared to $556,000, or 228% of hardware revenue, for 1998. This decrease was primarily due to the discontinuation of production of the MobilePlayer and the absence of a write-down of units from cost to their net realizable value in 1999.

     Production expenses. Production expenses were $3,397,000 for 1999, as compared to $1,639,000 for 1998, an increase of $1,758,000, or 107%. This increase was primarily due to increased personnel, increased audio production, and increased expenses to support and expand our infrastructure and systems. Web site and related expenses increased as we upgraded and enlarged our production capacity and expanded into two hosting facilities. Audio production and Web site-content increased as we continued producing selections available on our Web site as well as doing more daily original programming. Content acquisition expenses increased as we made a number of significant key hires during the later part of 1999 as well as the expense associated with the amortization of warrants issued to Microsoft in 1999.

     Research and development. Research and development costs were $2,680,000 for 1999, as compared to $1,641,000 for 1998, an increase of $1,039,000, or 63%. This increase was primarily due to increased personnel and outsourced costs in the development of the original and subsequent versions of Audible Manager, AudibleReady formats, and the upgrade of our Web site. During the year, we performed work with many OEM device manufacturers to plan for compatibility of Audible software on their platforms. In addition, during 1999, we upgraded our Web site from "Broadvision" version 2.5 to "Broadvision" version
4.0. Not only did this upgrade provide new features and functionality, it also was necessary to ensure that our Web site would be Y2K compliant.

     Sales and marketing. Sales and marketing expenses were $6,109,000 for 1999, as compared to $1,453,000 for 1998, an increase of $4,656,000, or
320%. This increase was primarily due to an increase in personnel and higher advertising costs associated with increased marketing efforts, and the expense associated with the amortization of warrants issued in connection with a services agreement in 1999.

     General and administrative. General and administrative expense was $3,015,000 for 1999, as compared to $1,838,000 for 1998, an increase of $1,177,000, or 64%. This increase was primarily due to increased personnel and higher legal, accounting and recruiting fees during the period.

     Other (income) expense, net. Interest income was $1,150,000 for 1999, as compared to $53,000 for 1998, an increase of $1,097,000. This increase was primarily due to additional interest income resulting from a higher average cash and cash equivalent balance and short-term investments resulting from the proceeds from our initial public offering which occurred in July 1999. Interest expense was $48,000 for 1999, as compared to $115,000 for 1998, a decrease of $67,000. This decrease was primarily due to the lower principal balance on our capital equipment lease line.


1998 Compared to 1997

     Total revenue, net. Total revenue for 1998, was $376,000, as compared to $60,000 for 1997, an increase of $316,000, or 527%.

     Content and services. Content and services revenue for 1998, was $132,000, as compared to $3,000 for 1997, an increase of $129,000. Content and services revenue increased as a result of our increased customer base.

     Hardware. Hardware revenue for 1998, was $244,000, as compared to $57,000 for 1997, an increase of $187,000, or 328%. Hardware revenue increased as the number of MobilePlayers sold increased which was partly offset by a reduction in their selling price.

Operating expenses.

     Cost of content and services revenue. Cost of content sales and services revenue was $372,000, or 281% of content and services revenue, for 1998, as compared to $78,000, for 1997. This increase was primarily due to the acquisition of additional content and resulting amortization of minimum guarantees. Earned royalties were $24,000, or 18% of content and services revenue, for 1998, and $2,000, or 82% of content and services revenue, for 1997. Amortization of contract guarantees was $349,000 for 1998, and $76,000 for 1997.

     Cost of hardware revenue. Cost of hardware revenue was $556,000, or 228% of hardware revenue, for 1998, as compared to $252,000 for 1997, an increase of $304,000, or 121%. This increase was primarily due to the increase in the total number of MobilePlayers sold.

     Production expenses. Production expenses were $1,639,000 for 1998, as compared to $1,982,000 for 1997, a decrease of $343,000, or 17%. This decrease was primarily due to the reduction of personnel and outsourced costs following the completion and launch of our Web site and the production of our initial audio content in 1997.

     Research and development. Research and development expenses were $1,641,000 for 1998, as compared to $2,672,000 for 1997, a decrease of $1,031,000,or 39%.
This decrease was primarily due to completion of the development in 1997 of the Audible MobilePlayer, the completion of our Web site and of Version 1.0 of the AudibleManager software.

     Write-down related to hardware business. Write-down related to hardware business was $952,000 for 1998. This charge consisted of a reduction of $370,000 in the carrying value of the remaining inventory of Audible MobilePlayers, an impairment loss of $181,000 on MobilePlayer molds and manufacturing equipment and a charge of $401,000 to satisfy the Company's remaining purchase commitments under its Audible MobilePlayer manufacturing agreement.

     Sales and marketing. Sales and marketing expenses were $1,453,000 for 1998, as compared to $1,227,000 for 1997, an increase of $226,000, or 18%.
This increase was primarily due to increased personnel and advertising costs.

     General and administrative. General and administrative expense was $1,838,000 for 1998, as compared to $1,921,000 for 1997, a decrease of $83,000, or 4%. This decrease was primarily due to a reduction in administrative personnel costs.

     Interest income. Interest income was $53,000 for 1998, as compared to $151,000 for 1997, a decrease of $98,000, or 65%. This decrease was primarily due to a lower average cash and cash equivalent balance during 1998.

     Interest expense. Interest expense was $115,000 for 1998, as compared to $107,000 for 1997, an increase of $8,000, or 7%. This increase was primarily due to additional interest expense resulting from increased obligations under our capital equipment lease line during 1998.

Factors Affecting Operating Results

     We have only a limited operating history with which to evaluate our business and prospects. Our limited operating history and emerging nature of the market for Internet-delivered audio content makes predicting our future operating results difficult. In addition, our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development in new and rapidly evolving markets, specifically the rapidly evolving market for delivery of audio content over the Internet. These risks include our ability to:

     .  acquire and retain customers;
     . build awareness and acceptance of audible.com, the AudibleReady format and AudibleReady devices;
     . extend existing and acquire new content provider relationships; and . manage growth to stay competitive and fulfill customer demand.

If we fail to manage these risks successfully, it would materially adversely affect our financial performance.

     As of December 31, 1999, we had not entered into any derivative financial instruments, other financial instruments or derivative commodity investments that expose us to material market risk. We currently do not and do not plan to engage in derivative instruments or hedging activities.

     We have incurred significant losses since inception, and as of December 31, 1999, we had an accumulated deficit of $33,201,000. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to invest heavily in sales and marketing and content acquisition and production over the next several quarters, to add additional personnel and to make capital expenditures to upgrade our systems capacity.

     Our operating results have varied on a quarterly basis during our short operating history and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may affect our operating results include but are not limited to: (1) the demand for the Audible service; (2) the availability of premium audio content; (3) sales and consumer usage of AudibleReady devices; (4) the introduction of new products or services by a competitor; (5) the cost and availability of acquiring sufficient Web site capacity to meet our customers' needs; (6) technical difficulties with our computer system or the Internet or system downtime; (7) the cost of acquiring audio content; (8) the amount and timing of capital expenditures and other costs relating to the expansion of our operations; and (9) general economic conditions and economic conditions specific to electronic commerce and online media. In the past, we experienced fluctuations in demand for the Audible service based on the level of marketing expenditures, the occurrence of external publicity and the quality of our software and Web site. Any one of these factors could cause our revenue and operating results to vary significantly in the future. In addition, as a strategic response to changes in the competitive environment, we may from time to time make pricing, service or marketing decisions or acquisitions that could cause significant declines in our quarterly operating revenue.

     Our limited operating history and the emerging nature of our market make prediction of future revenue difficult. We have no assurance that we will be able to predict our future revenue accurately. Because we have a number of fixed expenses, we may be unable to adjust our spending in a timely manner to compensate for unexpected revenue shortfalls. Accordingly, any significant shortfall in relation to our expectations could cause significant declines in our operating results. We believe that our quarterly revenue, expenses and operating results could vary significantly in the future, and that period-to-period comparisons should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts and investors, which could have a material adverse effect on the trading price of our common stock.


Liquidity and Capital Resources

     From inception through the date prior to our initial public offering, we financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from the sales of redeemable convertible stock and warrants were $28,719,000 since inception.

     In July 1999, we completed an initial public offering of 4,600,000 shares of common stock at $9.00 per share. Total proceeds were $36,856,000, net of underwriting discounts and commissions of $2,898,000 and offering costs of $1,641,000. Concurrent with the offering, all shares of our redeemable convertible preferred stock were converted in 13,400,985 shares of common stock. At December 31, 1999, our principal source of liquidity was $12,030,000 in cash and cash equivalents, and $24,404,000 in short-term treasury bill and government agency note investments.

     At December 31, 1999, our principal commitments consisted of obligations under our capital lease line, which allows us to purchase up to $1,750,000 of equipment, operating lease commitments, contractual commitments with content providers and revenue sharing commitments pursuant to agreements with device manufacturers. At December 31, 1999, we had leased $1,241,000 in equipment on this line and had an outstanding balance of $311,000.

     Net cash used in operating activities was $8,587,000 for 1997, $5,047,000 for 1998 and $10,395,000 for 1999. Net cash used in 1997 and 1998 was primarily attributable to our net operating losses and increases in inventory, offset in part by increases in advances in 1998, and increases in accounts payable, accrued compensation and royalty obligations in 1997. Net cash used in 1999 was primarily attributable to our net operating loss and increases in interest receivable on short-term investments and increases, in prepaid expenses, offset in part by increases in accounts payable and accrued expenses.

     Net cash used in investing activities was $276,000 for 1997, $4,000 for 1998 and $25,959,000 for 1999. Net cash used in investing activities in 1997 and 1998 were primarily related to purchases of property and equipment. For 1997 and 1999, we invested $100,000 and $50,000 respectively, in interest bearing notes issued to stockholders. For 1999 we invested $24,404,000 for the purchases of short-term investments.

     Net cash provided by financing activities was $8,751,000 for 1997, $14,931,000 for 1998 and $37,858,000 for 1999. During 1998, we had a
$1,000,000 bank agreement to provide letters of credit which expired in April 1999 and under which we did not draw any amounts. During 1997, we had a $500,000 bank line of credit agreement under which we drew the full amount. This line expired in December 31, 1997 and prior to such time, the balance had been paid in full. Net cash provided by financing activities resulted primarily from the issuance of our redeemable convertible preferred stock offset by capital lease payments during 1997 and 1998 and from the proceeds of our initial public offering during 1999.

     As of December 31, 1999, we had available net operating loss carryforwards totaling $24,200,000, which expire beginning in 2010. The Tax Reform Act of 1986 imposes limitations on our use of net operating loss carryforwards because certain stock ownership changes have occurred.

     We believe our cash and cash equivalent balance and the funds invested in short-term investments will be sufficient to meet our anticipated cash requirements for through the end of fiscal 2000. In the future, we may need to raise additional funds through public or private financing, or other arrangements. We have no assurance that such additional financing, if needed, will be available on terms favorable to us or to our stockholders, if at all.

RISK FACTORS.

We have a limited operating history with which you can evaluate our business and our future prospects.

     Our limited operating history and small number of customers makes predicting our future operating results difficult. From the time we were incorporated in November 1995 until September 1997, we generated no revenue while we developed our secure delivery system and a prototype audio playback device, created our audible.com Web site and established relationships with providers of audio content. Although we began earning limited revenue in October 1997, we have continued to focus our resources on refining and enhancing our Web site and our playback and management software and in expanding our content selections and developing relationships with manufacturers of hand-held portable digital audio players. We have limited history of selling content to users of hand-held portable digital playersmanufactured by other parties which only recently became AudibleReady. We expect to spend significant resources on expanding our service and promoting our brand name.

We have limited revenue, we have a history of losses and we may not be profitable in the future.

     Our limited revenue and history of losses makes it uncertain when or if we will become profitable. Our failure to achieve profitability within the time frame expected by investors may adversely affect our business and the market price of our common stock. We had total revenue of $376,000 and $1,743,000 for 1998 and 1999, respectively. This limited revenue makes it difficult to predict our future quarterly results and our revenue and operating results can vary significantly quarter to quarter. Our limited revenue will make relatively minor fluctuations in revenue much more significant on a percentage basis. Our revenue is dependent on the availability and sales of AudibleReady players by third-party manufacturers. We had content and services revenue of $132,000 and $478,000 for 1998 and 1999, respectively. We had other revenue of none and $951,000 for 1998 and 1999, respectively. For 1999, $510,000 of the other revenue is considered nonrecurring. We had operating expenses of $8,452,000 and $16,321,000 for 1998 and 1999, respectively. Because most of our expenses, such as employee compensation and rent, are relatively fixed in the short term, we may be unable to adjust our spending to compensate for unexpected revenue shortfalls. Accordingly, any significant shortfall in relation to our expectations could cause significant declines in our operating results. This would likely affect the market price of our common stock in a manner which may be unrelated to our long-term operating performance. As of December 31, 1999, we have incurred net operating losses of approximately $33,201,000 since inception, and we expect to continue to incur significant losses for the foreseeable future.

The market for our service is uncertain and consumers may not be willing to use the Internet to purchase spoken audio content.

     Downloading of audio content from the Internet is a relatively new method of distribution and its growth and market acceptance is highly uncertain. Our success will depend in large part on consumer willingness to purchase and download spoken audio content over the Internet. Purchasing this content over the Internet involves changing purchasing habits, and if consumers are not willing to purchase and download this content over the Internet, our revenue will be limited and our business will be materially adversely affected. We believe that acceptance of this method of distribution may be subject to network capacity constraints, hardware limitations, company computer security policies, the ability to change user habits and the quality of the audio content delivered.

We may not be able to license or produce sufficiently compelling audio content to attract and retain customers and grow our revenue.

     If we are unable to obtain licenses from the creators and publishers of content to have that content available on our Web site on terms acceptable to us or if a significant number of content providers terminate their agreements with us, we would have less content available for our customers, which would limit our revenue growth and materially adversely affect our financial performance. Our future success depends upon our ability to accumulate and deliver premium spoken audio content over the Internet. Although we currently collaborate with the publishers of periodicals and other branded print materials to convert their written material into original spoken audio content, the majority of our content originates from producers of audiobooks, radio broadcasts, conferences, lectures and other forms of spoken audio content. Although many of our agreements with content providers are for initial terms of one to three years, our content providers may choose not to renew their agreements with us or may terminate their agreements early if we do not fulfill our contractual obligations. We cannot be certain that our content providers will enter into new agreements with us on the same or similar terms as those currently in effect or that additional content providers will enter into agreements on terms acceptable to us.

Manufacturers of electronic devices may not manufacture, make available or sell a sufficient number of products suitable for our service, which would limit our revenue growth.

     If manufacturers of electronic devices do not manufacture, make available or sell a sufficient number of players promoted as AudibleReady, or if these players do not achieve sufficient market acceptance, we will not be able to grow revenue and our business will be materially adversely affected. Manufacturers of electronic devices have experienced delays in their delivery schedule of their digital players due to parts shortages and other factors. Although the content we sell can be played on personal computers, we believe that a key to our future success is the ability to playback this content on hand-held digital audio players. Because we no longer manufacture our own AudibleReady players, we depend on manufacturers, such as Philips, Casio, Compaq and Diamond Multimedia, to develop and sell their own products and promote them as AudibleReady.

We must establish, maintain and strengthen our brand names, trademarks and service marks in order to acquire customers and generate revenue.

     If we fail to promote and maintain our brand names, our business, operating results and financial condition could be materially adversely affected. We believe that building awareness of the "Audible," "audible.com"' and "AudibleReady" brand names is critical to achieving widespread acceptance of our service by customers, content providers, device manufacturers and marketing and distribution companies with which we have business relationships. To promote our brands, we will need to substantially increase our marketing expenditures. We have applied for trademark and service mark registrations of our brand names in the United States. The application for "audible.com" has been allowed and the applications for "Audible" and "AudibleReady" have received adverse actions by the Patent and Trademark Office. We are challenging the adverse actions by filing a request for reconsideration and a notice of appeal with the Patent and Trademark Office. There can be no assurance that any of our brand names will be registered as trademarks or that we will effectively protect the use of these names.

Increasing availability of digital audio technologies may increase competition and reduce our gross margins, market share and profitability.

     If we do not continue to enhance our service and adapt to new technology, we will not be able to compete with new and existing distributors of spoken audio, we will lose market share and our business will be materially adversely effected. The market for the Audible service is new, rapidly evolving and intensely competitive. We expect competition to intensify as advances in and standardization of digital audio distribution, download, security, management and playback technologies reduce the cost of starting a digital audio delivery system or a service that gathers audio content. To remain competitive, we must continue to either license or internally develop technology that will enhance the features of the Audible service, our software that manages the downloading and playback of audio content, our ability to compress audio files for downloading and storage and our download, security and playback technologies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our financial performance.

Our industry is highly competitive and we cannot assure you that we will be able to compete effectively.

     We face competition in all aspects of our business and we cannot assure you that we will be able to compete effectively. We compete for consumers of audio content with other Internet-based audio distributors and distributors of audio on cassette tape or compact disk. We compete with others for relationships with manufacturers of electronic devices with audio playback capabilities. The business of providing content over the Internet is experiencing rapid growth and is characterized by rapid technological changes, changes in consumer habits and preferences and the emergence of new and established companies. We compete with
(1) traditional and online retail stores, catalogs, clubs and libraries that sell, rent or loan audiobooks on cassette tape or compact disk, such as Audio Book Club, Borders, and Barnes & Noble, (2) Web sites that offer streaming access to spoken audio content using tools such as the RealPlayer or Windows Media Player, such as Yahoo!Broadcast.com, (3) other companies offering services similar to ours, such as Audiohighway.com and Command Audio and (4) on-line and Internet portal companies such as America Online, Inc., Yahoo! Inc., Excite, Inc., Lycos Corporation, Infoseek Corporation and Microsoft Network, with the potential to offer audio content. Many of these companies have financial, technological, promotional and other resources that are much greater than those available to us and could use or adapt their current technology, or could purchase technology, to provide a service directly competitive with the Audible service.

Capacity constraints and failures, delays or overloads could interrupt our service and reduce the attractiveness of our service to existing or potential customers.

     Any capacity constraints or sustained failure or delay in using our Web site could reduce the attractiveness of the Audible service to consumers, which would materially adversely affect our financial performance. Our success depends on our ability to electronically distribute spoken audio content through our Web site to a large number of customers efficiently and with few interruptions or delays. Accordingly, the performance, reliability and availability of our Web site, our transaction processing systems and our network infrastructure are critical to our operating results. We have experienced periodic systems interruptions including planned system maintenance, hardware and software failures triggered by high traffic levels, and network failure in the Internet and our Internet service providers. We believe the complexities of our software and hardware and the potential instability of the Internet due to rapid user growth mean that periodic interruptions to our service are likely to continue. A significant increase in visitors to our Web site or simultaneous download requests could strain the capacity of our Web site, software, hardware and telecommunications systems, which could lead to slower response times or system failures. These interruptions may make it difficult to download audio content from our Web site in a timely manner.

We could be liable for substantial damages if there is unauthorized duplication of the content we sell.

     We believe that we are able to license premium audio content in part because our service has been designed to reduce the risk of unauthorized duplication and playback of audio files. If these security measures fail, our content may be vulnerable to unauthorized duplication or playback. If others duplicate the content we provide without authorization, content providers may terminate their agreements with us and hold us liable for substantial damages. Although we maintain general liability insurance, including insurance for errors or omissions, we cannot assure you that the amount of coverage will be adequate to compensate us for these losses. Security breaches might also discourage other content providers from entering into agreements with us. We may be required to expend substantial money and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches.

We do not have a disaster recovery plan or back-up systems, and a disaster could severely damage our operations.

     If our computer systems are damaged or interrupted by a disaster for an extended period of time, our business, results of operations and financial condition would be materially adversely affected. We do not have a disaster recovery plan in effect and do not have fully redundant systems for the Audible service at an alternate site. Our operations depend upon our ability to maintain and protect our computer systems, all of which are located in our headquarters and at two third party offsite hosting facilities. Although we maintain insurance against general business interruptions, we cannot assure you that the amount of coverage will be adequate to compensate us for our losses.

Problems associated with the Internet could discourage use of Internet-based services like ours.

     If the Internet fails to develop or develops more slowly than we expect as a commercial medium, our business may also grow more slowly than we anticipate, if at all. Our success will depend in large part on increasing use of the Internet. There are critical issues concerning the commercial use of the Internet which we expect to affect the development of the market for the Audible service, including:

     . the secure transmission of customer credit card numbers and other confidential information;

     .   the reliability and availability of Internet service providers;

     .   the cost of access to the Internet;

     .   the availability of sufficient network capacity; and

     . the ability to download audio content through computer security measures employed by businesses.

The loss of key employees could jeopardize our growth prospects.

     The loss of the services of any of our executive officers or other key employees could materially adversely affect our business. Our future success depends on the continued service and performance of our senior management and other key personnel, particularly Thomas G. Baxter, our President and CEO, and Donald R. Katz, our Founder and Chairman of the Board. We do not have employment agreements with any of our executive officers or other key employees.

Our inability to hire new employees may hurt our growth prospects.

     The failure to hire new personnel could damage our ability to grow and expand our business. Our future success depends on our ability to attract, hire and retain highly skilled technical, managerial, editorial, marketing and customer service personnel, and competition for these individuals is intense. In particular, we have experienced difficulty in hiring software and Web site developers. Our failure to hire these technical employees could delay improvements in, and enhancements to, the Audible service.

We have no experience in acquiring companies or technologies and any acquisitions of this type may disrupt our business or distract our management, due to difficulties in assimilating acquired personnel and operations.

     We have no experience in acquiring businesses, technologies, services or products. From time to time, we engage in discussions and negotiations with companies regarding our acquiring or investing in such companies' businesses, products, services or technologies. If we acquire or invest in another company, we could have difficulty in assimilating that company's personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders. As of this date we have no agreement to enter into any material investment or acquisition transaction.

We may not be able to protect our intellectual property.

     If we fail to protect our intellectual property, we may be exposed to expensive litigation or risk jeopardizing our competitive position. The steps we have taken may be inadequate to protect our technology and other intellectual property. Our competitors may learn or discover our trade secrets or may independently develop technologies that are substantially equivalent or superior to ours. We rely on a combination of patents, licenses, confidentiality agreements and other contracts to establish and protect our technology and other intellectual property rights. We have one patent and have filed eight patent applications. We also rely on unpatented trade secrets and know-how to maintain our competitive position. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and the diversion of our management and technical resources which would harm our business.

Other companies may claim that we infringe their copyrights or patents.

     If the Audible service violates the proprietary rights of others, we may be required to redesign our software, and re-encode the Audible content, or seek to obtain licenses from others to continue offering the Audible service without substantial redesign and such efforts may not be successful. We do not conduct comprehensive patent searches to determine whether our technology infringes patents held by others. In addition, software development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. A party making a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering the Audible service. Any of these events could have a material adverse effect on our business, operating results and financial condition.

We could be sued for content that we distribute over the Internet.

     A lawsuit based on the content we distribute could be expensive and damaging to our business. Our service involves delivering spoken audio content to our customers. As a distributor and publisher of content over the Internet, we may be liable for copyright, trademark infringement, unlawful duplication, negligence, defamation, indecency and other claims based on the nature and content of the materials that we publish or distribute to customers. Although we generally require that our content providers indemnify us for liability based on their content and we carry general liability insurance, the indemnity and the insurance may not cover claims of these types or may not be adequate to protect us from the full amount of the liability. If we are found liable in excess of the amount of indemnity or of our insurance coverage, we could be liable for substantial damages and our reputation and business may suffer.

Future government regulations may increase our cost of doing business on the Internet.

     Laws and regulations applicable to the Internet covering issues such as user privacy, pricing and copyrights are becoming more prevalent. The adoption or modification of laws or regulations relating to the Internet could force us to modify the Audible service in ways that could adversely affect our business.

We may become subject to sales and other taxes for direct sales over the Internet.

     Increased tax burden could make our service too expensive to be competitive. We do not currently collect sales or other similar taxes for download of content into states other than in New Jersey. Nevertheless, one or more local, state or foreign jurisdictions may require that companies located in other states collect sales taxes when engaging in online commerce in those states. If we open facilities in other states, our sales into such states may be taxable. If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our content, the increased cost to our customers could discourage them from purchasing our services, which would materially adversely affect our business.

Our contractual obligations, charter and by-laws could discourage an acquisition of our company that would benefit our stockholders.

     Provisions of our agreement with Microsoft and of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of our company, even if a change in control would benefit our stockholders. These provisions include:

     . prior to discussing with anyone the sale of our company, we must notify Microsoft and Microsoft has a right to negotiate exclusively with us for 21 days to acquire our company. We are not obligated to accept any offer from Microsoft. If we do not reach agreement during this period, we may discuss with others the sale of our company;

     . our board of directors, without stockholder approval, may issue preferred stock on terms that they determine. This preferred stock could be issued quickly with terms that delay or prevent the change in control of our company or make removal of management more difficult. Also, the issuance of preferred stock may cause the market price of our common stock to decrease;

     . our board of directors is "staggered" so that only a portion of its members are elected each year;

     . only our board of directors, our chairman of the board, our president or stockholders holding a majority of our stock can call special stockholder meetings; and

     . special procedures which must be followed in order for stockholders to present proposals at stockholder meetings.

     These provisions could have the effect of delaying, deterring or preventing a change in the control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, or may otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect the market price of our common stock.

Item 7A.  Quantitive and Qualitative Disclosure about Market Risk.

     See Item 7 for discussion.

Item 8.  Financial Statements and Supplementary Data.

     The information required by Item 8 of Part II is incorporated herein by reference to the financial statements and schedules filed with this report; see
Item 14 of Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10.  Directors and Executive Officers of the Company.

     The information required by Item 10 is hereby incorporated by reference from the Proxy Statement for our 2000 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.

     The information required by Item 11 is hereby incorporated by reference from the Proxy Statement for our 2000 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 is hereby incorporated by reference from the Proxy Statement for our 2000 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions.

     The information required by Item 13 is hereby incorporated by reference from the Proxy Statement for our 2000 Annual Meeting of Stockholders.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)  Documents filed as part of the report: ____________           Page Number
                                                                     -----------

          (1) Independent Auditors' Report

              Balance Sheets at December 31, 1998 and 1999

              Statements of Operations for the years ended
              December 31, 1997, 1998 and 1999

              Statements of Stockholders' (Deficit) Equity for the years ended December 31, 1997, 1998 and 1999

              Statements of Cash Flows for the years ended
              December 31, 1997, 1998 and 1999

              Notes to Financial Statements

          (2) Financial Statement Schedules

              All Financial Statement Schedules have been omitted because they are either in the accompanying footnotes to the financial statements or are not applicable.

          (3) Exhibits
              The following exhibits are filed or incorporated by reference, as stated below:


Exhibit Number             Description
--------------             -----------
3.1*      Amended and Restated Certificate of Incorporation of Audible

3.2*      Amended and Restated Bylaws of Audible

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


Exhibit Number             Description
--------------             -----------
10.6*     Warrant Agreement to purchase 30,573 shares of Series B preferred stock at a price of $2.68 per share, dated November 19, 1996, and re-
          issued as of August 17, 1998, by Audible to Comdisco, Inc.

10.7* Warrant Agreement to purchase 12,188 shares of Series C preferred stock at a price of $4.00 per share, dated July 24, 1997, issued by Audible to Comdisco, Inc.

10.8*     Loan and Security Agreement dated April 6, 1998, by and between Silicon
          Valley Bank, as lender, and Audible, as borrower, for a revolving line of credit of up to $1,000,000

10.9* Security and Loan Agreement dated November 20, 1996, between Audible, as borrower, and Imperial Bank, as lender, for up to $500,000


10.10*    Promissory Note dated March 28, 1997, from Donald Katz in favor of
          Audible, in the principal amount of $100,000

10.10.1*  Allonge to Note dated April 21, 1999 between Donald Katz and Audible
          (relating to Exhibit 10.12.1)

10.11* Security Agreement dated March 28, 1997, by and between Donald Katz and Audible

10.12*    Amended and Restated Registration Rights Agreement dated February 26,
          1998, by and among Audible and certain stockholders named therein

10.12.1*  Amendment No. 1 to Amended and Restated Registration Rights
          Agreement dated December 18, 1998 (relating to Exhibit 10.14)

10.12.2*  Amendment No. 2 to Amended and Restated Registration Rights
          Agreement dated June 17, 1999 (relating to Exhibit 10.14)

10.13*    1999 Stock Incentive Plan

10.14* Form of Common Stock Warrants issued March 31, 1997 by Audible to various investors in connection with the Series C preferred stock financing

10.15* Form of Stock Restriction Agreement by and between Audible and the Named Executive Officers made in connection with various purchases and sales of shares of restricted common stock

10.16* Form of Promissory Note made by the Named Executive Officers in favor of Audible in connection with various purchases and sales of shares of restricted common stock

10.17* Office Lease dated June 20, 1997, by and between Audible, as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in-common, as landlord

10.18* Sublease Agreement dated July 19, 1996, by and between Audible, as sublessee, and Painewebber Incorporated, as sublessor

10.19+*   Agreement dated April 3, 1999 by and between Audible and Diamond
          Multimedia Systems, Inc.

10.20*    Common Stock Purchase Warrant, issued April 22, 1999, to Microsoft
          Corporation


Exhibit Number             Description
--------------             -----------
10.21*    Employment Offer Letter from Audible to Andrew Kaplan dated May 25, 1999

10.22*    Common Stock Purchase Warrant, W-1, issued June 17, 1999, to Robin Williams

10.23*    Common Stock Purchase Warrant, W-2, issued June 17, 1999, to Robin Williams

10.24     Employment Offer Letter from Audible to Thomas G. Baxter dated February 3, 2000

10.25     Warrant Agreement to purchase 10,000 Shares of Common Stock at a price of
          $7.65 per share, dated October 8, 1999, issued by Audible to National Public
          Radio, Inc.

23.1      Consent of KPMG LLP, Independent Accountants

24.1      Powers of Attorney (included in signature pages)

27        Financial Data Schedule

_________________________________________________

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-76985

+    Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application requesting Confidential Treatment under Rule 406 of the Securities and Exchange Act of 1933.

(b)  Reports on Form 8-K

     None

(c)  Exhibits

     The exhibits required by this Item are listed under Item 14(a)(3).

(d)  Financial Statement Schedules

     All schedules have been omitted because they are either included in the accompanying footnotes to the financial statements or are not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AUDIBLE, INC.


                                 By: /s/ Thomas G. Baxter
                                    -----------------------------------
                                         Thomas G. Baxter
                                      President and Chief Executive
                                               Officer

                                 Date: March 30, 2000
                                      ----------------------------------

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas G. Baxter and Nancy Spangler, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons in the capacities and on the date indicated.



Name                                           Title                          Date
----                                           -----                          ----

       /s/ Thomas G.Baxter             President, Chief Executive         March 30, 2000
---------------------------------          Officer and Director
         Thomas G. Baxter              (Principal Executive Officer)



      /s/ Andrew P. Kaplan         Chief Financial Officer and Vice       March 30, 2000
---------------------------------       President, Finance and
        Andrew P. Kaplan                    Administration



       /s/ Donald R. Katz          Director and Chairman of the Board     March 30, 2000
---------------------------------
         Donald R.  Katz




Name                                           Title                          Date
----                                           -----                          ----

       /s/ Timothy Mott                      Director                   March 30, 2000
---------------------------------
         Timothy Mott


     /s/ R. Bradford Burnham                 Director                   March 30, 2000
---------------------------------
       R. Bradford Burnham



      /s/ Thomas Hirschfeld                  Director                   March 30, 2000
---------------------------------
        Thomas Hirschfeld



      /s/ W. Bingham Gordon                  Director                   March 30, 1999
---------------------------------
       W. Bingham Gordon



      /s/ Winthrop Knowlton                  Director                   March 30, 2000
---------------------------------
        Winthrop Knowlton




        /s/ Richard Brass                    Director                   March 30, 2000
---------------------------------
          Richard Brass

                         Independent Auditors' Report

Board of Directors and Stockholders
Audible, Inc.:

  We have audited the accompanying balance sheets of Audible, Inc. as of December 31, 1998 and 1999, and the related statements of operations, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Audible, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.




KPMG LLP


Short Hills, New Jersey
January 31, 2000

                                 AUDIBLE, INC.

                                Balance Sheets

                                                                                                 December 31,
                                                                                         ----------------------------
                                        Assets                                               1998           1999
                                                                                         -------------  -------------

Current assets:
  Cash and cash equivalents............................................................  $ 10,526,299   $ 12,030,392
  Short-term investment................................................................            --     24,404,004
  Interest receivable on short-term investments........................................            --        445,662
  Accounts receivable, net of allowance for doubtful accounts
            of $21,043 and $3,353 at December 31, 1998 and 1999, respectively..........         8,516         50,890
  Royalty advances.....................................................................       775,402        652,342
  Prepaid expenses.....................................................................       102,916        672,526
  Inventory............................................................................       129,535             --
  Notes receivable due from stockholders...............................................            --        150,000
                                                                                         ------------   ------------
    Total current assets...............................................................    11,542,668     38,405,816
Property and equipment, net............................................................       397,837      1,423,003
Note receivable due from stockholder-non current.......................................       100,000             --
Other assets...........................................................................       106,153         96,980
                                                                                         ------------   ------------
    Total assets.......................................................................  $ 12,146,658   $ 39,925,799
                                                                                         ============   ============

                   Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
  Accounts payable.....................................................................  $    482,971   $  1,513,492
  Accrued expenses.....................................................................       208,518      1,183,573
  Royalty obligations-current..........................................................       396,000        503,500
  Accrued compensation.................................................................       263,235        411,103
  Current maturities of obligations under capital leases...............................       471,224        263,320
  Advances-current.....................................................................       441,304        934,765
                                                                                         ------------   ------------
    Total current liabilities..........................................................     2,263,252      4,809,753

Deferred cash compensation.............................................................       167,318        177,762
Royalty obligations-non currrent.......................................................       151,000         60,500
Advances-non currrent..................................................................     1,058,696        252,174
Obligations under capital leases, net of current maturities............................       310,507         47,187

Redeemable convertible preferred stock (non-cumulative):
  Series A, par value $.01. Authorized 1,068,000 shares; 534,000 shares and no shares issued and outstanding at December 31, 1998 and
   December 31,1999, respectively (liquidation value $504,514 and redemption value
   $400,500 at December 31,1998).......................................................       389,189             --
  Series B, par value $.01. Authorized 2,100,000 shares; 2,050,000 shares and no shares issued and outstanding at December 31, 1998 and
   December 31, 1999, respectively (liquidation value and redemption value $3,075,000
   at December 31, 1998)...............................................................     3,040,581             --
 Series C, par value $.01. Authorized 2,300,000 shares; 2,250,000 shares  and no shares issued and outstanding at December 31, 1998 and
   December 31, 1999, respectively (liquidation value and  redemption value
   $9,000,000 at December 31, 1998)....................................................     8,947,875             --
 Series D, par value $.01. Authorized 4,375,000 shares; 3,850,000 shares and no shares issued and outstanding at December 31, 1998 and
   December 31, 1999, respectively  (liquidiation value and redemption value
   $15,400,000 at December 31, 1998)...................................................    15,347,009             --

Stockholders' (deficit) equity:
  Common stock, par value $.01. Authorized 16,000,000 and 50,000,000 shares at
   December 31, 1998 and 1999, respectively;  7,394,355 and 25,709,586 shares issued
   at December  31, 1998 and December 31, 1999, respectively...........................        73,944        257,096
  Additional paid-in capital...........................................................     1,162,420     68,969,417
  Deferred compensation................................................................            --       (725,764)
  Notes due from stockholders for common stock.........................................    (1,040,158)      (579,025)
  Treasury stock at cost: no shares and 532,350 shares of common stock at
   December 31, 1998 and December 31, 1999, respectively...............................            --       (142,015)
  Accumulated deficit..................................................................   (19,724,975)   (33,201,286)
                                                                                         ------------   ------------
    Total stockholders' (deficit) equity...............................................   (19,528,769)    34,578,423
                                                                                         ------------   ------------

Commitments and contingencies
    Total liabilities and stockholders' (deficit) equity...............................  $ 12,146,658   $ 39,925,799
                                                                                         ============   ============

                See accompanying notes to financial statements.

                                 AUDIBLE, INC.

                            Statements of Operations

                                                                         Year ended December 31,
                                                      -------------------------------------------------------------
                                                             1997                 1998                 1999
                                                      -------------------  -------------------  -------------------

Revenue, net:
 Content and services...............................         $     2,834          $   132,357         $    477,675
 Hardware...........................................              57,440              243,733              313,627
 Other..............................................                  --                   --              951,303
                                                             -----------          -----------         ------------
    Total revenue, net..............................              60,274              376,090            1,742,605
                                                             -----------          -----------         ------------

Operating expenses:
 Cost of content and services revenue...............              78,352              372,114              812,062
 Cost of hardware revenue...........................             252,010              555,575              307,395
 Production expenses................................           1,982,098            1,639,420            3,397,297
 Research and development...........................           2,672,179            1,641,458            2,680,108
 Write-down related to hardware business............                  --              952,389                   --
 Sales and marketing................................           1,227,482            1,453,196            6,108,988
 General and adminstrative..........................           1,921,126            1,838,365            3,015,227
                                                             -----------          -----------         ------------
  Total operating expenses..........................           8,133,247            8,452,517           16,321,077
                                                             -----------          -----------         ------------
  Loss from operations..............................          (8,072,973)          (8,076,427)         (14,578,472)

Other (income) expense:
  Interest income...................................            (150,998)             (53,081)          (1,150,231)
  Interest expense..................................             107,272              114,728               48,070
                                                             -----------          -----------         ------------
    Total other (income) expense ...................             (43,726)              61,647           (1,102,161)
                                                             -----------          -----------         ------------
    Net loss........................................         $(8,029,247)         $(8,138,074)        $(13,476,311)
                                                             ===========          ===========         ============
Basic and diluted net loss per common share.........              $(1.49)              $(1.15)              $(0.85)
                                                             ===========          ===========         ============
Weighted average shares outstanding.................           5,379,003            7,096,945           15,890,528
                                                             ===========          ===========         ============

                See accompanying notes to financial statements.

                                 AUDIBLE, INC.

                 Statements of Stockholders' (Deficit) Equity

                                                                                                               Notes due
                                                                                                               ---------
                                                                                                                  from
                                                                                                                  ----
                                                                                                              stockholders
                                                                                                              ------------
                                                                               Additional                          for
                                                                               ----------                          ---
                                                     Common stock                paid-in       Deferred          common
                                                     ------------                -------       --------          ------
                                                Shares        Par Value          capital      compensation        stock
                                              ---------       ---------        ----------     ------------    ------------
Balance at December 31, 1996.............     4,753,650        $ 47,537       $   270,935      $      --      $  (248,500)

Common stock repurchases.................            --              --                --             --           15,406
Common stock issued and re-issued from
 treasury................................     1,272,570          12,725           336,743             --         (364,874)
Issuance of common stock for services
 rendered................................        72,984             730            87,154             --               --
Payments received on notes due from
 stockholders............................            --              --                --             --            1,593
Net loss.................................            --              --                --             --               --
                                             ----------        --------       -----------   ------------      -----------
Balance at December 31, 1997.............     6,099,204          60,992           694,832             --         (596,375)

Common stock repurchases.................            --              --                --             --          190,514
Common stock issued and re-issued from
 treasury................................     1,283,901          12,839           451,451             --         (654,804)
Issuance of common stock for services
 rendered................................        11,250             113            16,137             --               --
Payments received on notes due from
 stockholders............................            --              --                --             --           20,507
Net loss.................................            --              --                --             --               --
                                             ----------        --------       -----------   ------------      -----------
Balance at December 31, 1998.............     7,394,355          73,944         1,162,420             --       (1,040,158)

Common stock repurchases.................            --              --                --             --          143,882
Common stock issued and re-issued from
 treasury................................       207,914           2,079            56,004             --          (61,200)
Deferred compensation related to common
 stock issued below fair market value....            --              --           907,214       (907,214)              --

Common stock issued in initial public
 offering, net of issuance costs.........     4,600,000          46,000        36,810,000             --               --

Conversion of redeemable convertible
 preferred stock upon initial public
 offering................................    13,400,985         134,010        28,585,116             --               --

Amortization of deferred compensation....            --              --                --        181,450               --
Amortization of warrants for services....            --              --         1,349,726             --               --
Cancellation of common stock issued for
 services rendered.......................            --              --                --             --               --
Exercise of common stock warrants........        93,832             938              (938)            --               --
Exercise of common stock options.........        12,500             125            99,875             --               --
Payments received on notes due from
 stockholders............................            --              --                --             --          378,451
Net loss.................................            --              --                --             --               --
                                             ----------        --------       -----------   ------------      -----------
Balance at December 31, 1999.............    25,709,586        $257,096       $68,969,417      $(725,764)     $  (579,025)
                                             ==========        ========       ===========   ============      ===========


                                 AUDIBLE, INC.


                  Statements of Stockholders' (Deficit) Equity

                                                                                                                    Total
                                                                                                                    -----
                                                          Treasury stock                   Accumulated           stockholders'
                                                          --------------                   -----------           ------------
                                                   Shares                Cost                deficit           (deficit) equity
                                                 ----------           ----------          -------------        ----------------
Balance at December 31, 1996.............                --            $      --           $ (3,557,654)        $ (3,487,682)

Common stock repurchases.................          (233,055)             (15,406)                    --                   --
Common stock issued and re-issued from
 treasury................................           233,055               15,406                     --                   --
Issuance of common stock for services
 rendered................................                --                   --                     --               87,884
Payments received on notes due from
 stockholders............................                --                   --                     --                1,593
Net loss.................................                --                   --             (8,029,247)          (8,029,247)
                                                 ----------            ---------           ------------         ------------
Balance at December 31, 1997.............                --                   --            (11,586,901)         (11,427,452)

Common stock repurchases.................        (1,172,724)            (190,514)                    --                   --
Common stock issued and re-issued from
 treasury................................         1,172,724              190,514                     --                   --
Issuance of common stock for services
 rendered................................                --                   --                     --               16,250
Payments received on notes due from
 stockholders............................                --                   --                     --               20,507
Net loss.................................                --                   --             (8,138,074)          (8,138,074)
                                                 ----------            ---------           ------------         ------------
Balance at December 31, 1998.............                --                   --            (19,724,975)         (19,528,769)

Common stock repurchases.................          (550,186)            (143,882)                    --                   --
Common stock issued and re-issued from
 treasury................................            21,586                3,117                     --                   --
Deferred compensation related to common
 stock issued below fair market value....                --                   --                     --                   --

Common stock issued in initial public
 offering, net of issuance costs.........                --                   --                     --           36,856,000

Conversion of redeemable convertible
 preferred stock upon initial public
 offering................................                --                   --                     --           28,719,126

Amortization of deferred compensation....                --                   --                     --              181,450
Amortization of warrants for services....                --                   --                     --            1,349,726
Cancellation of common stock issued for
 services rendered.......................            (3,750)              (1,250)                    --               (1,250)
Exercise of common stock warrants........                --                   --                     --                   --
Exercise of common stock options.........                --                   --                                     100,000
Payments received on notes due from
 stockholders............................                --                   --                     --              378,451
Net loss.................................                --                   --            (13,476,311)         (13,476,311)
                                                 ----------            ---------           ------------         ------------
Balance at December 31, 1999.............          (532,350)           $(142,015)          $(33,201,286)        $ 34,578,423
                                                 ==========            =========           ============         ============

                See accompanying notes to financial statements.

                                 AUDIBLE, INC.

                            Statements of Cash Flows

                                                                        -------------------------------------------
                                                                                  Year ended December 31,
                                                                        -------------------------------------------

                                                                            1997           1998           1999
                                                                        -------------  -------------  -------------
Cash flows from operating activities:
 Net loss.............................................................   $(8,029,247)   $(8,138,074)  $(13,476,311)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization.......................................       394,688        681,076        479,907
  Services rendered for common stock and warrants.....................        87,884         16,250      1,349,726
  Non-cash compensation charge........................................            --             --        181,450
  Cancellation of common stock issued for
    services rendered.................................................            --             --         (1,250)
  Deferred cash compensation..........................................       105,720         37,810         10,444
  Write-down of inventory.............................................       195,317        656,740             --
  Impairment loss on equipment........................................            --        181,151             --
  Changes in assets and liabilities:
    Increase in interest receivable on short-term investments.........            --             --       (445,662)
    Increase in accounts receivable, net..............................        (1,774)        (6,742)       (42,374)
    (Increase) decrease in royalty advances...........................      (478,459)       (47,443)       123,060
    (Increase) decrease  in advance to manufacturer...................      (350,000)       350,000             --
    (Increase) decrease in prepaid expenses...........................       (94,010)        16,565       (569,610)
    (Increase) decrease in inventory..................................      (435,770)      (545,822)       129,535
    (Increase) decrease in other assets...............................      (113,298)         7,145          9,173
    Increase in accounts payable......................................       294,545        110,185      1,030,521
    (Decrease) increase in accrued expenses...........................      (554,980)         4,079        975,055
    Increase in royalty obligations...................................       272,750         78,250         17,000
    Increase in accrued compensation..................................       119,968         51,628        147,868
    Increase (decrease) in advances...................................            --      1,500,000       (313,061)
                                                                         -----------    -----------   ------------
     Net cash used in operating activities............................    (8,586,666)    (5,047,202)   (10,394,529)
                                                                         -----------    -----------   ------------

Cash flows from investing activities:
 Purchases of property and equipment..................................      (176,171)        (3,907)    (1,505,073)
 Purchases of short-term investments, net.............................            --             --    (24,404,004)
 Note receivable issued to stockholder................................      (100,000)            --        (50,000)
                                                                         -----------    -----------   ------------
     Net cash used in investing activities............................      (276,171)        (3,907)   (25,959,077)
                                                                         -----------    -----------   ------------

Cash flows from financing activities:
 Proceeds from issuance of Series C redeemable
  convertible preferred stock, net of issuance costs..................     8,947,875             --             --
 Proceeds from issuance of Series D redeemable
  convertible preferred stock, net of issuance costs..................            --     15,347,009        994,472
 Proceeds from initial public offering, net of issuance costs.........            --             --     36,856,000
 Payments received on notes due from stockholders for
  common stock........................................................         1,593         20,507        378,451
 Proceeds from exercise of common stock options.......................            --             --        100,000
 Payment of principal on obligations under capital leases.............      (198,431)      (436,294)      (471,224)
                                                                         -----------    -----------   ------------
     Net cash provided by financing activities........................     8,751,037     14,931,222     37,857,699
                                                                         -----------    -----------   ------------
     (Decrease) increase in cash and cash equivalents.................      (111,800)     9,880,113      1,504,093
Cash and cash equivalents at beginning of year........................       757,986        646,186     10,526,299
                                                                         -----------    -----------   ------------
Cash and cash equivalents at end of year..............................   $   646,186    $10,526,299   $ 12,030,392
                                                                         ===========    ===========   ============
Supplemental disclosures of cash flow information:
 Cash paid during the year for interest...............................   $   107,272    $   114,728   $     48,070
                                                                         ===========    ===========   ============

Supplemental non-cash investing and financing activities:
 Common stock issued for notes receivable, net........................   $   349,468    $   464,290   $     61,200
                                                                         ===========    ===========   ============
 Acquisition of property and equipment under capital leases...........   $ 1,202,436    $    73,180   $          -
                                                                         ===========    ===========   ============
 Conversion of redeemable convertible preferred stock.................   $        --    $        --   $ 28,719,126
                                                                         ===========    ===========   ============


                See accompanying notes to financial statements.

                                 AUDIBLE, INC.

                         Notes to Financial Statements
                       December 31, 1997, 1998, and 1999


(1)  Description of Business

     Audible, Inc. (Audible or the Company), incorporated on November 3, 1995, was formed to create the Audible service, a solution delivering premium digital spoken audio content from its Web site, audible.com, over the Internet for playback on personal computers and mobile devices. The Company commenced commercial operations in October 1997. From its inception through March 31, 1999, the Company was in the development stage for financial reporting purposes. Subsequent to March 31, 1999, Audible substantially completed its development efforts in establishing its business and accordingly, is no longer considered a development stage company.


(2)  Initial Public Offering

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


(3) Summary of Significant Accounting Policies

 Basis of Presentation

     The accompanying financial statements retroactively reflect the effect of a 3 for 2 common stock split in the form of a stock dividend declared and payable by the Company effective May 26, 1999 to common stockholders of record at the close of business on May 26, 1999. Accordingly, all common share and per share data has been adjusted to reflect such split.


 Reclassifications

     Certain items in the 1997 and 1998 financial statements have been reclasasified to conform to the 1999 presentation.


 Revenue Recognition

     Content revenue from the sale of individual content titles is recognized in the period when the content is downloaded and the customer's credit card is processed. Content revenue from the sale of content subscriptions is recognized pro rata over the term of the subscription period. The Company sells coupons for the purchase of content at a discount which are generally redeemed at the time of purchase. Content returns, allowances, and rebates are recorded as a reduction of revenue. Service revenue is recognized as services are performed and consists of audio production and hosting services. Hardware revenue is recognized upon shipment.

     Other revenue for the year ended December 31, 1999 relates to fees billed and recognized for services and licensing under agreements with Microsoft Corporation (Microsoft) as discussed in note 8, and Compaq Computer Corporation. Total revenues attributable to Microsoft represented

                                 AUDIBLE, INC.

                         Notes to Financial Statements
                       December 31, 1997, 1998, and 1999


  55% of total revenue for the year ended December 31,1999. No single customer accounted for more than 10% of revenue in 1997 or 1998.


 Cash Equivalents

     The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1998 and 1999 were $10,249,043 and $11,474,215, respectively.


 Short Term Investments

     The Company's short term investments consist of Treasury Bills and other government-backed agency notes with a maturity of one year or less. Since the Company holds these notes until maturity, interest is recognized and accurued pro rata over the term of the investment. Short-term investments at December 31, 1998 and 1999 were none and $24,404,004, respectively. Interest receivable on short-term investments was none and $445,662 at December 31, 1998, and 1999 respectively.


 Allowance for Doubtful Accounts

     The activity in the allowance for doubtful accounts during the years ended December 31, 1997, 1998, and 1999 was as follows:

     Balance at December 31, 1996          $  ----
     Provisions                              4,556
                                           -------
     Balance at December 31, 1997            4,556

     Provisions                             17,011
     Less: Write-offs                          524
                                           -------
     Balance at December 31, 1998           21,043

     Provisions                              1,288
     Less: Write-offs                       18,978
                                           -------
     Balance at December 31, 1999          $ 3,353
                                           =======

 Royalties

     Royalty advances and the corresponding royalty obligations represent payments made and payments to be made to various content providers pursuant to minimum guarantees under their royalty agreements, net of royalties expensed. These agreements give the Company the right to sell digital audio content over the Internet. The royalty obligations recorded in the accompanying balance sheets are classified between current and noncurrent based on the payment terms specified in the agreements. These payments are being amortized on a straight-line basis over the term of the royalty agreements or are expensed as royalties are earned by the content providers under the agreements, whichever is sooner. In addition, the Company periodically adjusts the balance of these

                                 AUDIBLE, INC.

                         Notes to Financial Statements
                       December 31, 1997, 1998, and 1999


  payments to reflect their estimated net realizable value. Royalty expense is included in cost of content and services revenue in the accompanying statements of operations and includes the following components:

                                                                    Year ended
                                                   -----------------------------------------------
                                                                   December 31,
                                                   -----------------------------------------------
                                                      1997              1998              1999
                                                   -----------       ------------     ------------

Amortization of minimum guarantees............        $76,041          $348,561          $590,699
Earned royalties..............................          2,311            23,553            75,095
Net realizable value adjustment...............           ----              ----           146,268
                                                      -------          --------          --------
                                                      $78,352          $372,114          $812,062
                                                      =======          ========          ========


Inventory

     Inventory is stated at the lower of cost, principally using the first-in, first-out method, or market (net realizable value). Inventory consisted of Audible MobilePlayers and accessories to the Audible MobilePlayers. The Company recorded a charge of $195,317 and $286,603 in 1997 and 1998, respectively, to write down inventory to market value. These charges are included in cost of hardware revenue in the accompanying 1997 and 1998 statements of operations. The 1998 write-down is in addition to the write-down discussed in note 6. The Company discountinued manufacturing its Audible MobilePlayer in 1999 and accordingly had no inventory on hand as of December 31, 1999.



 Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock-based compensation, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value-based method of accounting for stock-based compensation and requires pro-forma disclosure of net loss and net loss per common share as if the fair value-based method of accounting for stock-based compensation, as defined in SFAS No. 123, had been applied.


 Property and Equipment

     Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which are three years for computer server and Web site equipment and two years for office furniture and equipment, and studio equipment.

     Leasehold improvements are amortized on a straight-line basis over the lease term or the estimated useful life of the improvement, whichever is shorter.

     Maintenance and repairs are expensed as incurred.

                                 AUDIBLE, INC.

                         Notes to Financial Statements
                       December 31, 1997, 1998, and 1999


 Stock and Equity Instruments Issued for Goods and Services

     The Company accounts for stock issued to nonemployees for goods and services based on the fair value of the goods or services received or the fair value of the stock issued, whichever is more reliably measurable. The Company accounts for warrants issued to nonemployees for goods and services in accordance with the Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjuction with Selling, Goods or Services."


 Risks and Uncertainties

     Inherent in the Company's business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of electronic commerce on the Internet. The Company's success will depend in part upon the emergence of the Internet as a communications medium, the availability of spoken audio content, sales of third party mobile devices and market acceptance of the Audible service.

 Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.


 Research and Development

     Research and development expenses are expensed as incurred. Included in research and development are costs incurred to develop the Audible MobilePlayer, the Company's Web site, AudibleManager, which is the software that enables customers to download content from the Company's Web site, and various AudibleReady third party player formats.



 Production Expenses

     Production expenses are expensed as incurred and consist primarily of personnel and outsourced costs to support the Company's infrastructure and systems including its Web site, internal data communications, audio production activities and acquisition of content.


 Advertising Expenses

     The Company expenses the costs of advertising and promoting its products and services as incurred. These costs are included in sales and marketing in the accompanying statements of

                                 AUDIBLE, INC.

                         Notes to Financial Statements
                       December 31, 1997, 1998, and 1999


  operations and totaled $91,295, $407,472 and $2,226,476 for the years ended December 31, 1997, 1998 and 1999, respectively.


 Income Taxes

     The Company accounts for income taxes using the asset and liability method of SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period in which the tax change occurs.


 Impairment of Long-Lived Assets

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


 Basic and Diluted Net Loss Per Common Share

     Basic and diluted net loss per common share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per common share is equal to basic net loss per common share, since all common stock equivalents are antidilutive for all periods presented.

     Basic and diluted net loss per common share for the years ended December 31, 1997, 1998 and 1999 does not include the effects of warrants to purchase 675,001, 675,001 and 1,410,954 shares of common stock, respectively; warrants to purchase 87,404, 94,904 and 0 shares of preferred stock, respectively (adjusted for the common stock split); options to purchase 0, 0, and 1,448,600 shares of common stock, respectively; and 4,834,000, 8,684,000 and 0 shares of convertible preferred stock on an "as-if" converted basis, respectively; as the effect of their inclusion is antidilutive during each period.

                                 AUDIBLE, INC.

                         Notes to Financial Statements
                       December 31, 1997, 1998, and 1999


 Fair Value of Financial Instruments

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. At December 31, 1998 and 1999, the fair values of these financial instruments approximated their carrying value due to the short-term nature of these instruments.

 Comprehensive Loss

     As of January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The adoption of this standard has had no impact on the Company's financial statements. Accordingly, the Company's comprehensive loss is equal to its net loss for all periods presented.


(4)  Stockholders' (Deficit) Equity

  Common Stock

     In 1997, the Company increased the number of shares of common stock authorized from 7,000,000 to 12,000,000. In 1998, the Company increased the number of shares of common stock authorized from 12,000,000 to 16,000,000. In April 1999, the Company increased the number of common stock authorized from 16,000,000 to 50,000,000. At December 31, 1998 and 1999, the Company had
  7,394,355, and 25,709,586 respectively, common stock shares issued and 13,026,000 and none respectively, common stock shares reserved for conversion of Series A convertible preferred stock, Series B convertible preferred stock, Series C convertible preferred stock, and Series D convertible preferred stock. Additionally at December 31, 1998 and 1999, the Company had 769,905 and 2,859,554 respectively, common shares reserved for common and preferred stock warrants and options. All shares of preferred stock were converted into 13,400,985 shares of common stock at the closing of the Company's IPO.

     Prior to the Company's initial public offering, shares of common stock outstanding were purchased under the Company's Stock Restriction Agreements, which contain certain restrictions related to the sale and transfer of the shares and certain vesting and buyback provisions. Under the Stock Restriction Agreements, shares were purchased by employees and consultants of the Company through the issuance of full recourse promissory notes (see note
  13). In general, shares sold to employees vest over a 50-month period, with the Company maintaining an option to repurchase unvested shares. Shares of common stock were also, on occasion, issued in exchange for services.

     A summary of common stock issued under Stock Restriction Agreements follows:


                                                                      Number of
                                                                    --------------   Weighted average issue
                                                                        shares       ----------------------
                                                                    --------------           price
                                                                                             -----
  Balance at December 31, 1996....................................      4,753,650

                                 AUDIBLE, INC.

                         Notes to Financial Statements
                       December 31, 1997, 1998, and 1999


  Issued for notes................................................      1,505,625               $.24
  Issued in exchange for services.................................         72,984           Fair value of
                                                                                          services--$87,884
  Repurchased.....................................................       (233,055)              $.07
                                                                       ----------
  Balance at December 31, 1997....................................      6,099,204

  Issued for notes................................................      2,456,625               $.27
  Issued in exchange for services.................................         11,250           Fair value of
                                                                                          services--$16,250
  Repurchased.....................................................     (1,172,734)              $.16
                                                                       ----------
  Balance at December 31, 1998....................................      7,394,355

  Cancellation of common stock  issued for services...............         (3,750)          Fair value of
                                                                                          services--($1,250)
  Issued for notes................................................        229,500               $.27
  Repurchased.....................................................       (550,186)              $.26
                                                                       ----------
  Balance at December 31, 1999....................................      7,069,919
                                                                       ==========


     In March 1999, the Company issued common shares to employees at a price less than the fair value of the stock at the time of issuance. These shares, which are subject to vesting over four years, were paid for by full recourse promissory notes executed by the employees. The difference between the fair value and the issuance price of these common shares of $907,214 was recorded as deferred compensation, a component of stockholders' (deficit) equity, and is being recorded as an expense straight line over the vesting term. During the year ended December 31, 1999, $181,450 of this expense was recognized.


Employee Stock Incentive Plan

     In April 1999, the Company established the 1999 Stock Incentive Plan (the "Plan") which permits up to 9,000,000 shares of common stock to be issued under the Plan. The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards. The option grants vest over a fifty month period and expire ten years from the date of the grant.

     A summary of the stock option activity under the Plan is as follows:

                                                                                         Weighted Average
                                          Number of Shares     Exercise Price  Per        Exercise Price
                                                                      Share
Balance, December 31, 1998                         ----
Granted                                       1,501,100          $2.00 - $15.375               $9.65
Canceled                                        (40,000)         $8.00                         $8.00
Exercised                                       (12,500)         $8.00                         $8.00
                                              ---------
Balance, December 31, 1999                    1,448,600          $2.00 - $15.375               $9.71
                                              =========

Exercisable, December 31, 1999                   91,880          $2.00 - $  8.00               $7.98
                                              =========

                                 AUDIBLE, INC.

                         Notes to Financial Statements
                       December 31, 1997, 1998, and 1999


     The Company has computed the proforma disclosures required under SFAS No. 123 for all stock options granted in 1999 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

     The assumptions used and the weighted average information for the year ended December 31, 1999 are as follows:

Risk-free interest rate..........................................           6.00 %
Expected dividend yield..........................................           ------
Expected lives...................................................           7 years
Expected volatility..............................................             70%
Weighted-average grant date fair value of options granted during
   the year .....................................................           $ 7.81

     The effect of applying SFAS No. 123 would be as follows:

                                             1999           1999
                                         As Reported      Pro Forma
                                         -----------      ---------

Net loss..........................      $(13,476,311)   $(14,412,428)
Basic and diluted net loss per common
  share...........................           $ (0.85)        $ (0.91)

     At December 31, 1999, 7.5 million shares of common stock were available for future grants under the Plan.



 Warrants

     In 1996, the Company issued warrants to purchase 12,500 shares of Series B convertible preferred stock which had an exercise price of $4.00 per share and expire on November 20, 2001. Also in 1996, the Company issued warrants to purchase 33,582 shares of Series B convertible preferred stock which have an exercise price of $2.68 and expire on November 19, 2006.

     In 1997, the Company issued warrants to purchase 12,188 shares of Series C convertible preferred stock with an exercise price of $4.00 per share. The warrants expire on July 24, 2007.

     In conjunction with the issuance of the Series C convertible preferred stock in 1997, the Company issued warrants to purchase 675,001 shares of common stock at an exercise price of $4.00 per share. The warrants expire on March 31, 2002.

     In 1998, the Company issued warrants to purchase 5,000 shares of Series D convertible preferred stock which have an exercise price of $4.00 per share and expire on April 5, 2003.

     Using a Black-Scholes option model, the fair value of the warrants issued in 1996, 1997, and 1998 was insignificant on the date of grant.

                                 AUDIBLE, INC.

                         Notes to Financial Statements
                       December 31, 1997, 1998, and 1999

     In April 1999, in connection with an amendment to the agreement with Microsoft Coporation ("Microsoft") (see note 8), the Company issued Microsoft a warrant to purchase 100,000 shares of common stock at the IPO price of $9.00 per share which expires November 18, 2003.

     In June 1999, in connection with a services agreement (see note 9), the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three year period. The agreement allows for an additional warrant to purchase 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year, also subject to vesting. The warrants expire on June 16, 2009.

     In July 1999, in connection with a content provider agreement, the Company issued a warrant to purchase 4,000 shares of common stock at the IPO price of $9.00 per share which expires July 16, 2003.

     In November 1999, in connection with a content provider agreement, the Company issued a warrant to purchase 10,000 shares of common stock at 85% of the IPO price of $9.00 per share, or $7.65 per share which expires May 20, 2003.

     The relative fair values of warrants issued in exchange for services were determined in accordance with EITF Issue No. 96-18 and are being recognized as an expense over the periods in which services are being performed.

     A summary of the warrant activity for the years ended December 31, 1997, 1998, and 1999 is as follows (all preferred stock warrants were converted into common stock warrants on the IPO date and accordingly, are reflected below retroactively showing the effect of the common stock split):


                                                                                                      Weighted Average
                                              Number of  Warrants      Exercise Price  Per Share        Exercise Price
Balance, December 31, 1996                            69,122              $1.79 - $  2.67                    $2.03

Issued                                               693,283              $2.67 - $  4.00                    $3.96
                                                   ---------
Balance, December 31, 1997                           762,405              $1.79 - $  4.00                    $3.79

Issued                                                 7,500              $2.67                              $2.67
                                                   ---------
Balance, December 31, 1998                           769,905              $1.79 - $  4.00                    $3.78

Issued                                               764,000              $0.01 - $  9.00                    $6.56
Exercised                                           (122,951)             $1.79 - $  4.00                    $3.63
                                                   ---------
Balance, December 31, 1999                         1,410,954              $0.01 - $  9.00                    $5.30
                                                   =========
Exercisable, December 31, 1999                     1,160,954              $0.01 - $  9.00                    $4.72
                                                   =========


  The warrants exercised in 1999 were exercised through cashless transactions in accordance with the warrant agreements. Accordingly, the number of common stock shares issued as result of these exercises was 93,832.

                                 AUDIBLE, INC.

                         Notes to Financial Statements
                       December 31, 1997, 1998, and 1999


(5) Redeemable Convertible Preferred Stock

 Series A

     In December 1995, the Company authorized 1,350,000 shares of Series A convertible preferred stock which was subsequently decreased in March 1997 to 1,068,000. In 1995, the Company issued 534,000 shares of Series A convertible preferred stock at $.75 per share for net proceeds of $389,189. Each holder of outstanding shares of Series A convertible preferred stock had voting rights equal to the number of shares of common stock into which the shares of Series A convertible preferred stock were convertible, which was a 3 for 2 share basis.

      Stockholders of the Series A convertible preferred stock were entitled to receive dividends, when and if declared by the Board of Directors, at an annual rate of $.075 per share. Such dividends were not cumulative.

     If a dividend or other distribution was declared on any shares of Series B, Series C or Series D convertible preferred stock, the Board of Directors had to simultaneously declare a dividend or distribution on Series A convertible preferred stock based on the relative aggregated liquidation value of the outstanding shares of Series A, Series B, Series C and Series D convertible preferred stock so that the outstanding shares of Series A, Series B, Series C and Series D convertible preferred stock will participate equally with each other.


 Series B

     In July 1996, the Company authorized 2,000,000 shares of Series B convertible preferred stock which was subsequently increased to 2,200,000 in November 1996 and then subsequently decreased to 2,100,000 shares in March 1997. During 1996, the Company issued an aggregate of 2,050,000 shares of Series B convertible preferred stock at $1.50 per share for aggregate net proceeds of $3,040,581. Each holder of outstanding shares of Series B convertible preferred stock had voting rights equal to the number of shares of common stock into which the shares of Series B convertible preferred stock were convertible, which was a 3 for 2 share basis.

     Stockholders of Series B convertible preferred stock were entitled to receive dividends, when and if declared by the Board of Directors, at an annual rate of $.15 per share. Such dividends were not cumulative.



 Series C

     In March 1997, the Company authorized 2,300,000 shares of Series C convertible preferred stock. In March 1997, the Company issued 2,250,000 shares of Series C convertible preferred stock at $4.00 per share for net proceeds of $8,947,875. Each holder of outstanding shares of Series C convertible preferred stock had voting rights equal to the number of shares of common stock into which the Series C convertible preferred stock were convertible, which was a 3 for 2 share basis.

                                 AUDIBLE, INC.

                         Notes to Financial Statements
                       December 31, 1997, 1998, and 1999

     Stockholders of Series C convertible preferred stock were entitled to receive dividends, when and if declared by the Board of Directors, at an annual rate of 10% of the initial Series C convertible preferred stock value ($4.00 per share). Such dividends were not cumulative.


 Series D

     In February 1998, the Company authorized 1,375,000 shares of Series D convertible preferred stock which was subsequently increased to 4,375,000 in December 1998. During 1998, the Company issued an aggregate of 3,850,000 shares of Series D convertible preferred stock at $4.00 per share for aggregate net proceeds of $15,347,009. During 1999, the Company issued 250,000 shares of Series D convertible preferred stock at $4.00 per share, for net proceeds of $994,472. Each holder of outstanding shares of Series D convertible preferred stock had voting rights equal to the number of shares of common stock into which the Series D convertible preferred stock were convertible, which was a 3 for 2 share basis.

     Stockholders of Series D convertible preferred stock were entitled to receive dividends, when and if declared by the Board of Directors, at an annual rate eof 10% of the initial Series D convertible preferred stock value ($4.00 per share). Such dividends were not cumulative.

     No dividends were declared on any series of the preferred stock.


 Automatic Conversion

     At the closing of the Company's IPO on July 15, 1999 all shares of Series A convertible preferred stock, Series B convertible preferred stock, Series C convertible preferred stock, and Series D convertible preferred stock were automatically converted into 13,400,985 shares of common stock.


(6) Write-down Related to Hardware Business

     In 1998, the Company decided to discontinue manufacturing the Audible MobilePlayer and instead to focus its efforts on developing the technology to enable third-party hand-held players to download Audible's content. As a result, the Company recorded a charge of approximately $370,000 to reduce the remaining inventory to its net realizable value. The Company also recorded an impairment loss of approximately $181,000 on certain molds and manufacturing equipment that were used in the manufacturing of the Audible MobilePlayer.
  The impairment loss was measured as the difference between the fair value, determined to be zero, and the carrying value of the molds and manufacturing equipment. In addition, the Company recorded a charge of $51,000 and agreed to use its $350,000 deposit with the manufacturer to satisfy $401,000 in remaining purchase commitments. These charges comprise the write-down of approximately $952,000 recorded in the 1998 statement of operations.


(7)  Property and Equipment

     Property and equipment at December 31, 1998 and 1999 consists of the following:

                                 AUDIBLE, INC.

                         Notes to Financial Statements
                       December 31, 1997, 1998, and 1999

                                                                                   December 31,
                                                                      --------------------------------------
                                                                            1998                1999
                                                                      -----------------  -------------------
Construction in progress.........................................         $   16,428      $           ---
Studio equipment.................................................            155,935              385,732
Computer server and Web site equipment...........................            510,118            1,603,946
Molds and manufacturing equipment................................            302,463                  ---
Office furniture and equipment...................................            392,781              590,657
Leasehold improvements...........................................             93,829               93,829
                                                                          ----------           ----------
                                                                           1,471,554            2,674,164
Less accumulated depreciation and amortization...................          1,073,717            1,251,161
                                                                          ----------           ----------
                                                                          $  397,837           $1,423,003
                                                                          ==========           ==========

     Property and equipment includes equipment under capital leases. Depreciation and amortization expense on property and equipment, including equipment under capital leases, totaled $379,323, $665,711 and $479,907 in 1997, 1998, and 1999, respectively.

     An impairment loss of approximately $181,000 was recorded on molds and manufacturing equipment in 1998 to reduce the net book value to zero since the Company determined that the carrying amount of the molds and manufacturing equipment was not recoverable (see note 6). This equipment was disposed of in 1999.


(8)  Microsoft Corporation Agreement

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

     Microsoft advanced Audible $1,500,000 in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. The Company has allocated $50,000 of this advance to certain development work that will be recognized as a reduction of research and development expense upon its completion. The remaining $1,450,000 of this advance is being recognized as revenue on a straight line basis beginning in the quarter ended June 30, 1999 through the initial term of the agreement which ends in the second quarter of 2001. During the year ended December 31, 1999, $441,304 of this advance was recognized and is recorded as other revenue on the accompanying 1999 statement of operations.

     Audible will pay Microsoft a royalty on content licensed and distributed by Audible to each end user that accesses its content using the developed software. Royalties will be recognized during the period that the related content revenue is earned. Through December 31, 1999, Audible had not recognized any royalties under this agreement.

     Also under the agreement, during the year ended December 31, 1999 Audible
  (i) has performed technology integration services for which the Company has recognized other revenue of $200,000, (ii) has delivered a license for certain technology rights for which the Company has recognized other

                                 AUDIBLE, INC.

                         Notes to Financial Statements
                       December 31, 1997, 1998, and 1999


  revenue of $250,000, and (iii) has delivered 300 Audible MobilePlayers for which the Company recognized hardware revenue of $50,000. Microsoft has options under the agreement to acquire additional rights and licenses and extend the term of the agreement for additional financial consideration.

     In April 1999, in connection with an amendment to the agreement with Microsoft, the Company issued to Microsoft a warrant which expires November 18, 2003 to purchase 100,000 shares of common stock at the IPO price of $9.00 per share. The fair value of this warrant was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the same period as the $1,450,000 advance described above. During the year ended December 31, 1999, $156,835 was recorded as a production expense related to this agreement with the non-cash charge for services to additional paid-in-capital in the 1999 statement of stockholders' (deficit) equity.


(9)  Services Agreement

     In June 1999, in connection with a services agreement, the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three year period. The agreement allows for an additional warrant to purchase 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year also subject to vesting. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the initial term of the service agreement of three years, except that 250,000 of the warrants are accounted for using variable plan accounting and compensation costs will vary each accounting period until the final measurement date. During the year ended December 31, 1999, $1,181,160, was recorded as a marketing expense related to this agreement with the non-cash charge for services to additional paid-in-capital in the 1999 statement of stockholders' (deficit) equity. In addition to the warrants, the agreement also allowed for the purchase of 150,000 shares of common stock at the IPO price of $9.00 per share on the IPO date.



(10)    Income Taxes

     There is no provision for income tax expense in 1997, 1998, or in 1999 due to the Company's net losses in each of the years. No income tax payments have been made in 1997, 1998, or 1999.

     The difference between the actual income tax provision and that computed by applying the U.S. federal income tax rate of 34% to pretax loss is summarized below:


                                                                      Year ended December 31,
                                                  ---------------------------------------------------------------
                                                          1997                  1998                 1999
                                                  --------------------  --------------------  -------------------
  Computed "expected" tax benefit.............          $(2,729,944)          $(2,766,945)         $(4,581,946)
  Decrease in tax benefit resulting from:
    Increase in the federal valuation allowance           2,728,000             2,765,000            4,578,000
    Other, net..................................              1,944                 1,945                3,946
                                                        -----------           -----------          -----------
                                                        $        --           $        --          $        --
                                                        ===========           ===========          ===========

                                 AUDIBLE, INC.

                         Notes to Financial Statements
                       December 31, 1997, 1998, and 1999


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1998 and 1999 are as follows:


                                                                             December 31,
                                                              ------------------------------------------
                                                                      1998                  1999
                                                              --------------------  --------------------
Deferred tax assets:
 Net operating loss carryforwards...........................            $4,288,000           $10,413,000
 Capitalized start-up costs.................................             1,115,000               886,000
 Capitalized research and developmental costs...............             1,876,000             1,985,000
 Book depreciation in excess of tax depreciation............               229,000               246,000
 Deferred compensation and accrued vacation.................               105,000               145,000
 Inventory write-down.......................................               148,000                    --
 Molds and equipment impairment.............................                72,000                    --
 Advances...................................................                    --               455,000
 Other, net.................................................                36,000               119,000
                                                                        ----------           -----------
  Total deferred tax assets.................................             7,869,000            14,249,000
 Less valuation allowance:..................................
  Federal...................................................             6,689,000            11,267,000
  State.....................................................             1,180,000             2,982,000
                                                                        ----------           -----------
 Total valuation allowance:.................................             7,869,000            14,249,000
                                                                        ----------           -----------
  Net deferred taxes........................................            $       --           $        --
                                                                        ==========           ===========

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Based on the Company's historical net losses, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets, and accordingly, a full valuation allowance has been recorded on the deferred tax assets as of December 31, 1998 and 1999.

     As of December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $24.2 million which begin to expire in 2010 if not used to offset future taxable income. The Company has experienced certain ownership changes which, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, may result in an annual limitation on the Company's ability to utilize its net operating losses in the future.


(11)    Related-party Transactions

     The Company had an agreement with Flextronics to manufacture the Audible MobilePlayer. The chief executive officer of Flextronics is also a principal of one of the Company's stockholders. Included in accounts payable is approximately $51,000 and $13,000 which is due to Flextronics at December 31, 1998 and 1999, respectively. The Company terminated this agreement in 1999 in connection with the decision to discontinue manufacturing the Audible MobilePlayer (see note 6).

     A note receivable due from a stockholder in the amount of $100,000 at December 31, 1998 and at December 31, 1999 bears interest at 6% annually. The principal amount plus accrued interest is due July 15, 2000, under an amendment executed in April 1999. The stockholder has pledged

                                 AUDIBLE, INC.

                         Notes to Financial Statements
                       December 31, 1997, 1998, and 1999


  37,500 shares of common stock as security under the promissory note. A note receivable due from a stockholder of $50,000 issued in 1999 bears interest at 5.42% annually. The principal amount plus accrued interest is due on September 27, 2000. The stockholder has pledged 12,500 shares of common stock as security under the promissory note.


(12)   Commitments

 Lease Obligations

     The Company entered into a capital lease line of credit with Comdisco, Inc. whereby the Company may lease up to $1,750,000 of equipment. The Company has leased $1,240,585 of equipment under this capital lease line as of December 31, 1999. The Company has operating leases on its office space. Future minimum lease obligations under these lease arrangements are as follows:

                                                                      Capital             Operating
                                                                -------------------  --------------------
                                                                      leases                leases
                                                                -------------------  --------------------
Year ending December 31:
    2000......................................................              276,898               325,672
    2001......................................................               48,271               371,892
    2002......................................................                   --               371,892
    2003......................................................                   --                44,752
                                                                           --------            ----------
       Total future minimum lease payments....................              325,169            $1,114,208
                                                                                               ==========
    Less amount representing interest (8% to 11.5%)...........               14,662
                                                                           --------
       Present value of obligations under capital leases......              310,507
    Less current maturities...................................              263,320
                                                                           --------
       Obligations under capital leases, net of current
       maturities.............................................             $ 47,187
                                                                           ========


     Rent expense of $144,914, $209,128 and $206,335 was recorded under operating leases for the years ended December 31, 1997, 1998, and 1999, respectively.

     Equipment under capital leases as of December 31, 1998 and 1999 is summarized as follows:

                                                                            December 31,
                                                               --------------------------------------
                                                                      1998                1999
                                                               ------------------  ------------------
  Studio equipment...........................................          $  135,855            $135,855
  Computer server and Web site equipment.....................             504,055             504,055
  Molds and manufacturing equipment..........................             301,406                 ---
  Office furniture and equipment.............................             299,269             299,269
                                                                       ----------            --------
                                                                        1,240,585             939,179
  Less accumulated amortization..............................             953,303             875,947
                                                                       ----------            --------
                                                                       $  287,282            $ 63,232
                                                                       ==========            ========

                                 AUDIBLE, INC.

                         Notes to Financial Statements
                       December 31, 1997, 1998, and 1999

 License Agreements

     The Company has entered into several agreements with certain consumer electronics and computer companies to license and promote the AudibleReady software for hand-held digital players. Under the terms of these agreements, the Company is required to pay the device manufacturer a percentage of the revenue related to the content downloaded by the purchasers of these AudibleReady players. These revenue sharing arrangements typically last one to two years from the date the player user becomes an Audible customer.



(13) Notes Due from Stockholders for Common Stock

     Notes due from stockholders of $1,040,158 and $579,025 at December 31, 1998 and 1999, respectively, were received by the Company for payment for shares of common stock purchased by employees and consultants under the Company's Stock Restriction Agreements (see note 4). These notes have been reflected as a reduction to stockholders' (deficit) equity. The notes are full recourse promissory notes bearing interest at fixed rates ranging from 7.0% to 8.5%. The notes mature beginning in the year 2000.

     The Company has exercised its right to purchase shares of unvested stock from employees who were terminated (under the terms of the Company's Stock Restriction Agreements). During 1997, 1998, 1999, the Company repurchased 233,055, 1,172,724 and 550,186 shares, respectively. The Company paid for these shares by reducing the indebtedness under the promissory notes issued to the Company.

     Certain Stock Restriction Agreements with employees contain a provision whereby the employee is awarded a one-time bonus if still employed by the Company on the due date of the promissory note equal to the amount of the promissory note. Compensation expense is recognized on a straight-line basis over the term of the promissory note. Deferred cash compensation related to bonuses in the accompanying balance sheets represents the earned, unpaid portion of such bonuses.


(14)   Credit Facilities

     In April 1998, the Company entered into a $1,000,000 bank line of credit agreement. The Company did not draw on this bank line of credit during its term. The agreement expired on April 5, 1999 and was not renewed.


(15)    Employee Benefit Plan

     On July 1, 1998, the Company adopted and made available to all of its employees a 401(k) savings plan (the Plan). The Plan is based on contributions from employees and discretionary Company contributions. The Company has not contributed to the Plan to date.


(16)    Subsequent Events

     On January 30, 2000, the Company entered into two agreements with Amazon.com. As defined in the Co-Branding, Marketing and Distribution agreement the Company will be the exclusive provider of digital spoken audio to Amazon.com. During the three year term of this agreement, in

                                 AUDIBLE, INC.

                         Notes to Financial Statements
                       December 31, 1997, 1998, and 1999


  consideration for certain services, Amazon will receive annually $10 million plus a specified percentage of revenue earned over a threshold amount. Under the Securities Purchase Agreement, Amazon.com has purchased 1,340,033 shares of common stock from the Company for $20 million.