Form 10-K/A
period 1999-12-31
AUDIBLE INC
filed 2000-03-30
CIK 1077926

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                  Form 10-K/A

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

                                 AUDIBLE, INC.
                                  FORM 10-K/A

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                    PART I
Item 1.    Business.......................................................... 5

           Overview.......................................................... 5
           Industry Background............................................... 5
           Our Solution...................................................... 6
           Our Strategy...................................................... 8
           The Audible Service............................................... 9
           Competition.......................................................11
           Intellectual Property and Proprietary Rights......................13
           Employees.........................................................14

Item 2.    Properties........................................................15

Item 3.    Legal Proceedings.................................................15

Item 4.    Submission of Matters to a Vote of Security Holders...............15

                                    PART II

Item 5.    Market for the Company's Common Equity and Related Stockholder
           Matters...........................................................16

Item 6.    Selected Financial Data...........................................17

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................18

Item 7A.   Quantitative and Qualitative Disclosure about Market Risk.........32

Item 8.    Financial Statements and Supplementary Data.......................32

Item 9.    Changes in the Disagreements with Accoutants on Accounting and
           Financial Disclosure..............................................32

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant................33

Item 11.   Executive Compensation............................................33

Item 12.   Security Ownership of Certain Beneficial Owners and Management....33

Item 13.   Certain Relationships and Related Transactions....................33

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..34

Exhibit Index................................................................34

Signatures...................................................................37

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

     In July 1999, in connection with a content provider agreement, we issued a warrant to purchase 4,000 shares of common stock at $9.00 per share. The warrant expires July 16, 2003. This warrant and the underlying securities have not been registered under the Securities Act of 1933, as amended.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)  Documents filed as part of the report: ____________           Page Number
                                                                     -----------

          (1) Independent Auditors' Report                                F-1

              Balance Sheets at December 31, 1998 and 1999                F-2

              Statements of Operations for the years ended
              December 31, 1997, 1998 and 1999                            F-3

              Statements of Stockholders' (Deficit) Equity
              for the years ended December 31, 1997, 1998
              and 1999                                                    F-4

              Statements of Cash Flows for the years ended
              December 31, 1997, 1998 and 1999                            F-5

              Notes to Financial Statements                               F-6

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



                 *                 Director and Chairman of the Board     March 30, 2000
---------------------------------
         Donald R.  Katz




Name                                           Title                          Date
----                                           -----                          ----

               *                             Director                   March 30, 2000
---------------------------------
         Timothy Mott


               *                             Director                   March 30, 2000
---------------------------------
       R. Bradford Burnham



               *                             Director                   March 30, 2000
---------------------------------
        Thomas Hirschfeld



               *                             Director                   March 30, 1999
---------------------------------
       W. Bingham Gordon



               *                             Director                   March 30, 2000
---------------------------------
        Winthrop Knowlton




               *                             Director                   March 30, 2000
---------------------------------
          Richard Brass



*By: /s/ Nancy A. Spangler
    -----------------------------
        Nancy A. Spangler
        Attorney-In-Fact

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Page
                                                                         -----
Independent Auditors' Report...........................................   F-1
Balance Sheets at December 31, 1998 and 1999...........................   F-2
Statement of Operations for the years ended
 December 31, 1997, 1998 and 1999......................................   F-3
Statement of Changes in Stockholders' (Deficit) Equity
 for the years ended December 31, 1997, 1998 and 1999..................   F-4
Statements of Cash Flows for the years ended
 December 31, 1997, 1998 and 1999......................................   F-5
Notes to Financial Statements..........................................   F-6

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