Form 10-Q
period 2000-03-31
AUDIBLE INC
filed 2000-05-12
CIK 1077926

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


(Mark One)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 [ x ]          THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No ___
                                                -----

     As of May 1, 2000 27,376,009 shares of common stock ("Common Stock") of the Registrant were outstanding.

                                 AUDIBLE, INC.
                                     INDEX
                                   FORM 10-Q

PART I  -  FINANCIAL INFORMATION                                                Page
                                                                                ----

Item 1.    Financial Statements:

           Condensed Balance Sheets as of March 31, 2000 (unaudited)
           and December 31, 1999........................................        3

           Condensed Statements of Operations for the three months ended
           March 31, 2000 and 1999 (unaudited) .........................        4

           Condensed Statements of Cash Flows for the three months ended
           March 31, 2000 and 1999 (unaudited)..........................        5

           Notes to Condensed Financial Statements......................        6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations................       10

Item 3     Qualitative and Quantitative Disclosure
           about Market Risk............................................       15

PART II  - OTHER INFORMATION

Item 1.    Legal Proceedings............................................       16

Item 2.    Changes in Securities........................................       16

Item 3.    Defaults Upon Senior Securities..............................       16

Item 4.    Submission of Matters to a Vote of Securities Holders........       16

Item 5.    Other Information............................................       17

Item 6.    Exhibits and Reports on Form 8-K.............................       17

Signatures..............................................................       19

                        PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                 AUDIBLE, INC.
                           CONDENSED BALANCE SHEETS
                           -------------------------

                                                                            March 31, 2000   December 31, 1999
                                                                           ---------------   -----------------
                                  Assets                                     (unaudited)
Current assets:
   Cash and cash equivalents...............................................   $ 12,363,009        $ 12,030,392
   Short-term investments, including interest receivable...................     17,879,280          24,849,666
   Accounts receivable, net................................................         82,204              50,890
   Royalty advances........................................................      1.958,037             652,342
   Prepaid expenses and other current assets...............................      1,012,663             672,526
   Notes receivable due from stockholders..................................        150,000             150,000
                                                                           ---------------   -----------------
    Total current assets...................................................     33,445,193          38,405,816

Property and equipment, net................................................      2,368,776           1,423,003
Other assets...............................................................         67,796              96,980
                                                                           ---------------   -----------------
    Total assets...........................................................   $ 35,881,765        $ 39,925,799
                                                                           ===============   =================

                     Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.........................................................   $  2,071,842        $  1,513,492
  Accrued expenses and compensation........................................      2,575,209           1,594,676
  Royalty obligations, current.............................................        968,000             503,500
  Current maturities of obligations under capital leases...................        212,628             263,320
  Advances, current........................................................        892,509             934,765
                                                                           ---------------   -----------------
    Total current liabilities..............................................      6,720,188           4,809,753

Deferred cash compensation.................................................        189,389             177,762
Advances, non current......................................................         63,044             252,174
Royalty obligations, non current...........................................        631,000              60,500
Obligations under capital leases, net of current maturities................         20,922              47,187

Stockholders' equity:
Common stock, par value $.01. 50,000,000 shares authorized, 27,321,745 and
 25,709,586 shares issued at March 31, 2000 and December 31, 1999,
 respectively..............................................................        273,217             257,096
  Additional paid-in capital...............................................     89,764,835          68,969,417
  Deferred compensation and services.......................................    (19,462,997)           (725,764)
  Notes due from stockholders for common stock.............................       (477,535)           (579,025)
   Treasury stock at cost: 532,350 shares of common stock at
     March 31, 2000 and December 31,1999...................................       (142,015)           (142,015)
  Accumulated deficit......................................................    (41,698,283)        (33,201,286)
                                                                           ---------------   -----------------
    Total stockholders' equity.............................................     28,257,222          34,578,423
                                                                           ---------------   -----------------

  Total liabilities and stockholders' equity...............................   $ 35,881,765        $ 39,925,799
                                                                           ===============   =================


           See accompanying notes to condensed financial statements.

                                 AUDIBLE, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                           -------------------------


                                                         Three Months Ended
                                                             March 31,
                                                  ----------------------------
                                                      2000             1999
                                                  (unaudited)      (unaudited)
 Revenue, net:
  Content and services........................... $   315,066      $    57,882
  Hardware.......................................          --           57,173
  Other..........................................     189,130          200,000
                                                  -----------      -----------
    Total revenue, net...........................     504,196          315,055
                                                  -----------      -----------
 Operating expenses:
  Cost of content and services revenue...........     394,243          152,182
  Cost of hardware revenue.......................          --           63,039
  Production expenses............................   1,718,353          494,612
  Development....................................   1,168,453          320,434
  Sales and marketing............................   4,795,640          396,098
  General and administrative.....................   1,486,632          430,567
                                                  -----------      -----------
    Total operating expenses.....................   9,563,321        1,856,932
                                                  -----------      -----------

    Loss from operations.........................  (9,059,125)      (1,541,877)

    Other (income) expense, net..................    (562,128)         (67,445)
                                                  ===========      ===========

    Net loss..................................... $(8,496,997)     $(1,474,432)
                                                  ===========      ===========

 Basic and diluted net loss per common share.....      $(0.33)          $(0.20)
                                                  ===========      ===========

 Weighted average shares outstanding.............  25,597,835        7,452,065
                                                  ===========      ===========


           See accompanying notes to condensed financial statements

                                 AUDIBLE, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                           -------------------------

                                                                                        Three months Ended
                                                                                             March 31,
                                                                                     -------------------------
                                                                                        2000          1999
                                                                                     -----------   -----------
                                                                                     (unaudited)   (unaudited)
Cash flows from operating activities:
 Net loss........................................................................... $(8,496,997)  $(1,474,432)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.....................................................     276,369        89,911
  Services rendered for common stock and warrants...................................   1,978,205             -
  Non-cash compensation charge......................................................      96,101        18,144
  Cancellation of common stock issued for services rendered.........................           -        (1,250)
  Deferred cash compensation........................................................      11,627        21,714
  Changes in assets and liabilities:
    Decrease in interest receivable on short-term investments.......................      59,332             -
    Increase in accounts receivable, net............................................     (31,314)     (226,347)
    Increase in royalty advances....................................................  (1,305,695)      (39,562)
    (Increase) decrease in prepaid expenses and other current assets................    (340,137)        8,637
    Increase in inventory...........................................................           -       (60,132)
    Decrease in other assets........................................................      29,184         4,685
    Increase (decrease) in accounts payable.........................................     558,350       (53,644)
    Increase (decrease) in accrued expenses and compensation........................     980,533       (47,459)
    Increase in royalty obligations.................................................   1,035,000        54,500
    (Decrease) increase in advances.................................................    (231,386)       20,000
                                                                                     -----------   -----------
     Net cash used in operating activities..........................................  (5,380,828)   (1,685,235)
                                                                                     -----------   -----------


Cash flows from investing activities:
 Purchases of property and equipment................................................  (1,222,142)      (96,610)
 Maturity of short-term investments, net............................................   6,911,054             -
                                                                                     -----------   -----------
     Net cash provided by (used in) investing activities............................   5,688,912       (96,610)
                                                                                     -----------   -----------


Cash flows from financing activities:
 Proceeds from issuance of Series D redeemable convertible preferred stock,
           net of issuance costs....................................................           -       994,472
 Payments received on notes due from stockholders for common stock..................     101,490        36,366
 Payment of principal on obligations under capital leases...........................     (76,957)     (122,799)
                                                                                     -----------   -----------
     Net cash provided by financing activities......................................      24,533       908,039
                                                                                     -----------   -----------


     Increase (decrease) in cash and cash equivalents...............................     332,617      (873,806)
Cash and cash equivalents at beginning of period....................................  12,030,392    10,526,299
                                                                                     -----------   -----------
Cash and cash equivalents at end of period.......................................... $12,363,009   $ 9,652,493
                                                                                     ===========   ===========


           See accompanying notes to condensed financial statements.

                                 AUDIBLE, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                            March 31, 2000 and 1999



(1) Summary of Significant Accounting Policies

 Basis of Presentation

     The accompanying condensed financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and March 31, 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with generally accepted accounting principles. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 from the Company's Annual Report on Form 10-K/A.

     Audible was incorporated in 1995, and commenced commercial operations in October 1997, and through March 31, 1999, was in the development stage for financial reporting purposes. Subsequent to March 31, 1999, Audible substantially completed its development efforts in establishing its business and accordingly is no longer considered a development stage company.


 Reclassifications

     Certain items in the March 31, 1999 condensed financial statements have been reclassified to conform with the March 31, 2000 presentation.


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

     Diluted net loss per common share for the three months ended March 31, 2000 does not include the effects of outstanding options to purchase 4,263,850 shares of common stock, and warrants outstanding to purchase 1,035,954 shares of common stock; as the effect of their inclusion is antidilutive during the period. Diluted net loss per common share for the three months ended March 31, 1999 does not include the effects of warrants outstanding to purchase 675,001 shares of common stock; warrants outstanding to purchase 94,904 shares of preferred stock; and 13,400,985 shares of convertible preferred stock on an "as-if" converted basis; as the effect of their inclusion is antidilutive during the period.

                                 AUDIBLE, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                            March 31, 2000 and 1999




(2)  Stockholders' Equity

 Stock Split

     On May 26, 1999, the Company affected a three-for-two stock split to all stockholders of record at the close of business on May 26, 1999. Accordingly, all share and per share data in the accompanying financial statements have been adjusted retroactively to reflect the split.

 Common Stock

     In March 1999, the Company issued 229,500 shares of common stock to employees at a price less than the fair value of the stock at the time of issuance. These shares, which are subject to vesting over four years, were paid for by full recourse promissory notes executed by the employees. The difference between the fair value and the issue price of these common shares of $907,214 was recorded as deferred compensation, a component of stockholders equity, and is being recorded as an expense straight line over the vesting term. In February 2000, the Company offered 100,000 common shares to its new CEO in connection with his offer of employment at five dollars per share less than the fair value of the stock. Accordingly, the Company recorded $500,000 as deferred compensation in February 2000 and is recording the compensation expense straight line over the vesting term. During the three months ended March 31, 2000 and 1999, $96,101 and $18,144, respectively, of compensation expense was recognized related to these transactions with an offset to additional paid-in-capital.

     In April 1999, the Company established the 1999 Stock Incentive Plan (the "Plan"), which permits up to 9,000,000 common stock shares to be issued under the Plan. The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards. As of March 31, 2000, options to purchase 4,276,350 common stock shares have been granted under this Plan.

     In April 1999, the Company increased the number of shares of common stock authorized from 16,000,000 to 50,000,000. As of March 31, 2000 and December 31, 1999, the Company had 27,321,745 and 25,709,586, respectively, common stock shares issued. As of March 31, 2000 and December 31, 1999, the Company had 1,035,954 and 1,410,954 shares of common stock, respectively, reserved for issuance upon exercise of outstanding common stock warrants, and 4,263,850 and 1,448,600 shares of common stock, respectively, reserved for issuance upon exercise of outstanding options.

     In January 2000, the Company issued 1,340,033 shares of common stock in connection with two agreements with Amazon.com (see note 6). During the three months ended March 31, 2000, the Company also issued 272,126 shares of common stock in connection with the cashless exercise of 375,000 common stock warrants.

                                 AUDIBLE, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                            March 31, 2000 and 1999



(3) Redeemable Convertible Preferred Stock

     In February 1999, the Company issued 250,000 shares of Series D convertible preferred stock at $4.00 per share, for net proceeds of $994,472. Each holder of outstanding shares of Series D convertible preferred stock had voting rights equal to the number of shares of common stock into which the Series D convertible preferred stock are convertible, which was a 3 for 2 share basis, subject to certain adjustments for antidilution, at the option of the stockholder, as defined in the Company's Certificate of Incorporation, as amended.

     At the closing of the Company's initial public offering (IPO) on July 15, 1999, all shares of the Company's convertible preferred stock were automatically converted into 13,400,985 shares of common stock.


(4)  Microsoft Agreement

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

     Microsoft advanced Audible $1,500,000 in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. The Company has allocated $50,000 of this advance to certain development work that will be recognized as a reduction of development expense upon its completion. The remaining $1,450,000 of this advance is being recognized as revenue on a straight line basis beginning in the quarter ended June 30, 1999 through the initial term of the agreement which ends the second quarter of 2001. During the three months ended March 31, 2000, $189,130 of this advance was recognized as other revenue.

     Audible will pay Microsoft a royalty on content licensed and distributed by Audible to each end user that accesses its content using the developed software. Royalties will be recognized during the period that the related content revenue is earned. Through March 31, 2000, Audible had not recognized any royalties under this agreement.

     Also under the agreement, during the three months ended March 31, 1999, Audible performed technology integration services for which the Company recognized other revenue of $200,000. Microsoft has options under the agreement to acquire additional rights and licenses and extend the term of the agreement for additional financial consideration.

     In April 1999, in connection with an amendment to the agreement with Microsoft, the Company issued to Microsoft a warrant which expires November 18, 2003 to purchase 100,000 shares of common stock at $9.00 per share. The fair value of this warrant is being amortized as an expense on a straight-line basis over the same period as the $1,450,000 advance described above. During the three months ended March 31, 2000, $67,215 was recorded as a production expense with the non-cash charge for services to additional paid-in-capital.

                                 AUDIBLE, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                            March 31, 2000 and 1999

(5)  Services Agreement

     In June 1999, in connection with a services agreement, the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three year period. The agreement allows for an additional warrant to purchase 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year also subject to vesting. The fair value of these warrants is being amortized as an expense on a straight-line basis over the initial term of the service agreement of three years, except that 250,000 of the warrants are accounted for using variable plan accounting and compensation costs will vary each accounting period until the measurement date. During the three months ended March 31, 2000, $234,483 was recorded as a marketing expense with the non-cash charge for services to additional paid-in-capital.


(6)    Amazon Agreement

     In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution agreement the Company will be the exclusive provider of digital spoken audio (as defined) to Amazon.com. During the three year term of this agreement, in consideration for certain services, Amazon will receive annually $10,000,000 plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. Under the agreement the consideration paid by Amazon for the purchase of the common stock, and the Company's obligation for the annual fee for the first two years, which are identical amounts, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders equity, and is being amortized over the initial two-year term on a straight-line basis. During the three months ended March 31, 2000, $1,666,666 was recorded as a marketing expense relating to this agreement.


(7)    Subsequent Event

     On May 5, 2000 Audible and Random House entered into a four-year agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint will be distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, will purchase 169,780 shares of Audible common stock from the Company. Audible will be contributing $1,000,000 annually towards funding the acquisition and creation of digital audio titles through Random House Audible. The agreement further provides for the granting of 878,333 Audible common stock warrants to Random House at various exercise prices that vest over the term of the agreement as well as the granting of additional Audible common stock warrants to Random House based on future performance. Additionally, the agreement contains provisions for profit participation and bounties, among other items. Random House Audible will be an imprint of Random House, Inc.'s Random House Audio Publishing Group division.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto appearing in our 1999 Annual Report on Form 10-K/A. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

Overview

  We provide Internet-delivered premium spoken audio content for playback on personal computers and hand-held electronic devices. We have the largest and most diverse collection of premium digital spoken audio content available for purchase and download from the Internet, most of which is currently available only at our Web site audible.com.

  In order to test consumer behavior, demonstrate to content providers the viability of digital distribution of audio content and test our business model, we designed, created and sold limited numbers of our own Internet-enabled mobile audio playback device, the Audible MobilePlayer. Sales of the MobilePlayer accounted for 18% of our revenue for the three months ended March 31, 1999. Revenue from the sale of the Audible MobilePlayer ceased in the fourth quarter of 1999. Our primary focus is the aggregation and delivery of digital spoken audio content, and, in the future, we will depend upon computer and consumer electronics companies to manufacture and sell devices that are promoted as AudibleReady. Revenue from the sale of audio content and services has increased in each of the last four quarters. We expect this trend to continue as sales of audio content and services become the majority of our revenue. As of March 31, 2000, more than 18,300 customers had purchased content from our Web site.

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

  We recognize revenue from the sale of individual content titles in the period the content is downloaded and the customer's credit card is processed. We recognize revenue from subscription sales pro rata over the subscription term. Typically, we pay our content providers a 12% royalty based upon net sales of the content downloaded by our customers. The majority of our content agreements require us to make advance royalty payments for minimum guarantees which are amortized on a straight-line basis over the term of the agreement or are expensed as royalties are earned, whichever is sooner. In addition, the Company periodically adjusts the balance of these royalty advance payments to reflect their estimated net realizable value.

  We recognize revenue from audio production and hosting services we provide to corporations as the services are performed. We recognized sales of the Audible MobilePlayer upon shipment.

  We are party to several joint marketing agreements with device manufacturers including Casio, Compaq, Diamond Multimedia and Philips. Under these agreements, our device manufacturers may receive a portion of the content revenue generated over a specified period of time by each new Audible customer referred by them through the purchase of a new device. For example, a purchaser of Casio's hand held electronic device can use our AudibleManager software to access audible.com, purchase and download content into the device. Casio will receive a percentage of the revenue related to the content purchased by this customer. These revenue sharing arrangements typically last one or two years from the date the device user becomes an Audible customer.

  In January 2000, we entered into two agreements with Amazon.com. As defined in the Co-Branding, Marketing and Distribution agreement, the Company will be the exclusive provider of digital spoken audio to Amazon.com. During the three year term of this agreement, in consideration for certain services, Amazon will receive annually $10,000,000 plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000 (see note 6 to the condensed financial statements).

  In February 2000, Thomas G. Baxter joined Audible as President, Chief Executive Officer (CEO) and Director. Mr. Baxter was previously President of Comcast Cable Communications Inc. from 1989 to 1998, and most recently served as an Operating Partner with Evercore Partners, a private equity and advisory firm.


Results of Operations

  The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three months ended March 31, 2000 and 1999.

===============================================================================
                                                             Three Months
                                                                 Ended
                                                               March 31,
                                                          ------------------
                                                            2000      1999
                                                              (unaudited)
Revenue:
  Content and services....................................      62%       18%
  Hardware................................................       0        18
  Other...................................................      38        64
                                                          --------     -----
     Total revenue........................................     100%      100%
Operating expenses:
  Cost of content and services revenue....................      78        48
  Cost of hardware revenue................................       0        20
  Production expenses.....................................     341       157
  Development.............................................     232       102
  Sales and marketing.....................................     951       126
  General and administrative..............................     295       136
                                                          --------     -----
     Total operating expenses.............................   1,897       589
                                                          --------     -----


Loss from operations......................................  (1,797)     (489)

     Other (income) expense, net..........................    (112)      (21)
                                                          --------     -----

Net loss.................................................. (1,685)%    (468)%
============================================================================

Three months ended March 31, 2000 compared to three months ended March 31, 1999.

  Total revenue, net.   Total revenue, net for the three months ended March 31,
2000, was $504,000, as compared to $315,000 for the three months ended March 31, 1999, an increase of $189,000, or 60%.

  Content and services.   Content and services revenue for the three months
ended March 31, 2000, was $315,000, as compared to $58,000 for the three months ended March 31, 1999, an increase of $257,000, or 443%. Content and services revenue increased as a result of our increased customer base and the addition of a new content and services agreement with a corporate client.

  Hardware.   There was no hardware revenue recognized for the three months ended March 31, 2000, as compared to $57,000 for the three months ended March 31, 1999, a decrease of $57,000. We do not expect to realize any further hardware revenue after December 31, 1999 due to the discontinuation of sales of the Audible MobilePlayer.

  Other.   Other revenue for the three months ended March 31, 2000, was
$189,000, as compared to $200,000 for the three months ended March 31, 1999. Other revenue for both periods related to our agreement with Microsoft Corporation. Revenue for the three month period ended March 31, 2000 consisted of $189,000 in revenue resulting from amortization of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content. Revenue for the three month period ended March 31, 1999 consisted of technology integration services performed to create an AudibleReady software player for Microsoft's Windows CE product.

Operating expenses.

  Cost of content and services revenue.   Cost of content and services revenue
was $394,000, or 125% of content and services revenue, for the three months ended March 31, 2000, as compared to $152,000, or 262% of content and services revenue, for the three months ended March 31, 1999. This increase was primarily due to the acquisition of additional content licenses, which resulted in additional amortization of new content agreement minimum guarantees. For the three month period ended March 31, 2000, we recorded an adjustment of $75,000 to reflect the net realizable value of content agreement guarantees. The decrease of cost of content and services revenue as a percentage of content and services revenue is the result of the amortized guaranteed amount being compared to an increased content and services revenue amount.

  Cost of hardware revenue.   There was no cost of hardware revenue for the
three months ended March 31, 2000, as compared to $63,000 for the three months ended March 31, 1999. This decrease was due to the discontinuation of sales of the Audible MobilePlayer.

  Production expenses.   Production expenses were $1,718,000 for the three
months ended March 31, 2000, as compared to $495,000 for the three months ended March 31, 1999, an increase of $1,223,000, or 247%. This increase was primarily due to increased personnel, increased audio production, and increased expenses to support and expand our infrastructure and systems. Web site and related expenses increased as we upgraded and enlarged our production capacity and expanded our hosting capacity. Content acquisition expenses increased due to additional personnel as well as the expense associated with the amortization of warrants issued to Microsoft which began in June 1999.

  Development. Development costs were $1,168,000 for the three months ended March 31, 2000, as compared to $320,000 for the three months ended March 31, 1999, an increase of $848,000, or 265%. This increase was primarily due to increased personnel and outsourced costs in the development of new versions of Audible Manager, AudibleReady formats, and the continuous upgrade of our Web site.

  Sales and marketing.   Sales and marketing expenses were $4,796,000 for the
three months ended March 31, 2000, as compared to $396,000 for the three months ended March 31, 1999, an increase of $4,400,000. This increase was due to increased personnel and advertising costs associated with our increased marketing efforts, as well the expenses recognized in connection with our Co-Marketing agreement with Amazon.com, and the amortization of warrants issued in connection with a services agreement.

  General and administrative.   General and administrative expense was
$1,487,000 for the three months ended March 31, 2000, as compared to $431,000 for the three months ended March 31, 1999, an increase of $1,056,000, or 245%. This increase was primarily due to increased personnel and higher legal, accounting, and recruiting fees during the period.

  Other (income) expense, net.   Interest income was $568,000 for the three
months ended March 31, 2000, as compared to $83,000 for the three months ended March 31, 1999, an increase of $485,000. This increase was primarily due to additional interest income earned from higher average cash and cash equivalent and short-term investment balances resulting from the proceeds from our initial public offering, which occurred in July 1999. Interest expense was $6,000 for the three months ended March 31, 2000, as compared to $15,000 for the three months ended March 31, 1999, a decrease of $9,000. This decrease was primarily due to the lower principal balance on our capital equipment lease line.


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

  We have incurred significant losses since inception, and as of March 31, 2000, we had an accumulated deficit of $41,698,000. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to invest heavily in sales and marketing and content acquisition and production over the next several quarters, to add additional personnel and to make capital expenditures to upgrade our systems capacity.

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

   On July 15, 1999, we completed an initial public offering of 4,600,000 shares of common stock at $9.00 per share. Total proceeds were $36,856,000, net of underwriting discounts and commissions of $2,898,000 and offering costs of $1,641,000. Concurrent with the offering, all shares of our redeemable convertible preferred stock were converted into 13,400,985 shares of common stock. At March 31, 2000, our principal source of liquidity was $12,363,000 in cash and cash equivalents, and $17,879,000 in short-term treasury bill and government agency note investments.

  At March 31, 2000, our principal commitments consisted of obligations under our capital lease line, which allows us to purchase up to $1,750,000 of equipment, operating lease commitments, contractual commitments with content providers and revenue sharing commitments pursuant to agreements with device manufacturers. At March 31, 2000, we had leased approximately $1,241,000 in equipment on our lease line and had an outstanding balance of $234,000.

  Net cash used in operating activities was $5,381,000 for the three months ended March 31, 2000. Net cash used during the period was primarily attributable to our net operating loss partially offset by services rendered for common stock and increased accounts payable and accrued expenses and compensation. Net cash used in operating activities for the three months ended March 31, 1999 was $1,685,000. Net cash used in the period was primarily attributable to our net loss in the period and increased accounts receivable.

  Net cash provided by investing activities was $5,689,000 for the three months ended March 31, 2000. Net cash provided during the period was primarily related to maturities of short-term investments partially offset by cash used to purchase property and equipment. Net cash used by investing activities was $97,000 for the three months ended March 31, 1999. Net cash used in the period was related to purchases of property and equipment.

  Net cash provided by financing activities was $25,000 for the three months ended March 31, 2000. Net cash provided by investing activities during the period resulted primarily from the payments received on notes due from stockholders, partially offset by capital lease payments. Net cash provided by financing activities for the three months ended March 31, 1999 was $908,000. Net cash provided by investing activities during the period resulted primarily from the proceeds from the sale of redeemable convertible preferred stock, partially offset by capital lease payments.

  We believe our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements into the early part of 2001. We plan to use these funds to increase our sales and marketing efforts, acquire new content, extend arrangements with current content providers, acquire companies or technologies, add additional personnel and make capital expenditures to upgrade systems capacity. In the future, we may need to raise additional funds through public or private financing, or other arrangements. We have no assurance that such additional financing, if needed, will be available on terms favorable to us or to our stockholders.

Year 2000

  To the best of our knowledge as of March 31, 2000, we have not experienced any substantial operational difficulties relating to Year 2000 compliance. We will continue to monitor all of our internal systems, however, we still can be subject to systematic failures beyond our control related to Year 2000 compliance such as a prolonged Internet, telecommunications or electrical failure, which could prevent us from delivering the Audible service to our customers, and decrease the use of the Internet or prevent users from accessing audible.com. If such conditions occurred they would have a material adverse effect on our business, results of operations and financial condition.

ITEM 3.  Qualitative and Quantitative Disclosure about Market Risk

  We do not have operations subject to risk of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio.

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

(1) In January 2000, in connection with a Services Purchase Agreement, we issued 1,340,033 shares of common stock at the price of $14.925 per share.

  Report of Offering of Securities and Use of Proceeds Therefrom

  In July 1999, we commenced and completed a firm commitment underwritten initial public offering of 4,600,000 shares of our common stock at a price of $9.00 per share. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-76985), which was declared effective on July 15, 1999. The public offering was underwritten by a syndicate of underwriters led by Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc., Volpe Brown Whelan & Company, LLC and Wit Capital Corporation as their representatives. After deducting underwriting discounts and commissions of $2,898,000 and expenses of $1,641,000 we received net proceeds of $36,856,000.

  During the three months ended March 31, 2000, we invested $6,638,000 of our funds in accordance with the use of proceeds in our Registration Statement Form S-1. As of March 31, 2000, we have $30,242,000 in remaining funds available which we plan to use to increase our sales and marketing efforts, acquire and produce new audio content, add new personnel, make capital expenditures and other uses at the discretion of our management. None of the net proceeds of the offering has been paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent or more of any class of our equity securities.

ITEM 3.  Defaults Upon Senior Securities

  Inapplicable.

ITEM 4.  Submission of Matters to Vote of Security Holders

  None.

ITEM 5.  Other Information

  None

ITEM 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

     3.1#*      Amended and Restated Certificate of Incorporation of Audible

     3.2##*     Amended and Restated Bylaws of Audible

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

10.20* Sublease Agreement dated July 19, 1996, by and between Audible, as sublessee, and Painewebber Incorporated, as sublessor

10.21+*         Agreement dated April 3, 1999 by and between Audible and Diamond
                Multimedia Systems, Inc.

10.22*          Common Stock Purchase Warrant, issued April 22, 1999, to
                Microsoft Corporation

10.23*          Employment Offer Letter from Audible to Guy Story dated June 10,
                1996

10.24*          Employment Offer Letter from Audible to Brian Fielding dated
                April 25, 1997

10.25*          Employment Offer Letter from Audible to Travis Millman dated
                September 29, 1997

10.26*          Employment Offer Letter from Audible to Andrew Kaplan dated May
                25, 1999

10.27o          Employment Offer Letter from Audible to Thomas G. Baxter dated
                February 3, 2000

10.28++ Warrant Agreement to purchase 10,000 Shares of Common Stock at a price of $7.65 per share, dated October 8, 1999, issued by Audible to National Public Radio, Inc.

10.29*          Common Stock Purchase Warrant, W-1, issued June 17, 1999, to
                Robin Williams

10.30*          Common Stock Purchase Warrant, W-2, issued June 17, 1999, to
                Robin Williams

10.31** Securities Purchase Agreement dated January 30, 2000, by and between Audible and Amazon.com Commerce Services, Inc.

10.32**         Co-Branding, Marketing and Distribution Agreement dated
                January 30, 2000, by and between Audible and Amazon.com Commerce
                Services, Inc.

27              Financial Data Schedule

          # Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985) as Exhibit No. 3.2.
         ## Incorporated by reference from the Company's Registration Statement of Form S-1 (No. 333-76985) as Exhibit No. 3.4.
          o Incorporated by reference from the Company's 10K/A as Exhibit No. 10.24.
         ++ Incorporated by reference from the Company's 10K/A as Exhibit No.
            10.25.

          * Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985).
          + Information has been omitted from this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
         ** To be filed by Amendment.

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


Dated:  May 12, 2000