Form 10-Q
period 2000-06-30
AUDIBLE INC
filed 2000-08-14
CIK 1077926

                               **DRAFT 8/8/00 **
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  [X]                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

                                (973) 837-2700
             (Registrant's telephone number, including area code)

                                     None
                    (Former name, former address and former
                  fiscal year - if changed since last report)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No __
                                              ---

         As of August 8, 2000, 27,546,989 shares of common stock ("Common Stock") of the Registrant were outstanding.

                                 AUDIBLE, INC.

                                     INDEX

                                   FORM 10-Q

PART I  -    FINANCIAL INFORMATION                                                  Page
                                                                                    ----
Item 1.      Financial Statements:

             Condensed Balance Sheets as of June 30, 2000 (unaudited)
             and December 31, 1999...............................................     3

             Condensed Statements of Operations for the three
             and six months ended June 30, 2000 and 1999 (unaudited).............     4

             Condensed Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999 (unaudited)..................................     5

             Notes to Condensed Financial Statements.............................     6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......................     11

Item 3.      Qualitative and Quantitative Disclosure
             about Market Risk...................................................     17


PART II  -   OTHER INFORMATION

Item 1.      Legal Proceedings...................................................     18

Item 2.      Changes in Securities...............................................     18

Item 3.      Defaults Upon Senior Securities.....................................     18

Item 4.      Submission of Matters to a Vote of Securities Holders...............     19

Item 5.      Other Information...................................................     19

Item 6.      Exhibits and Reports on Form 8-K....................................     19

Signatures.......................................................................     21

                        PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                 AUDIBLE, INC.
                           CONDENSED BALANCE SHEETS

                               ---------------

                                                                             June 30, 2000          December 31, 1999
                                                                          -------------------      -------------------
                               Assets                                       (unaudited)
Current assets:
      Cash and cash equivalents.....................................         $     10,305,725          $    12,030,392
      Short-term investments, including interest receivable ........               14,877,371               24,849,666
      Accounts receivable, net .....................................                   78,689                   50,890
      Royalty advances..............................................                1,574,056                  652,342
      Prepaid expenses and other current assets.....................                  521,882                  672,526
      Notes receivable due from stockholders........................                  150,000                  150,000
                                                                              ---------------          ---------------
        Total current assets........................................               27,507,723               38,405,816

Property and equipment, net.........................................                3,031,373                1,423,003
Other assets........................................................                   49,327                   96,980
                                                                              ---------------          ---------------
        Total assets................................................         $     30,588,423          $    39,925,799
                                                                              ===============          ===============

                Liabilities and Stockholders' Equity
Current liabilities:

     Accounts payable...............................................         $      1,770,484          $     1,513,492
     Accrued expenses and compensation..............................                2,807,706                1,594,676
     Royalty obligations, current...................................                  830,500                  503,500
     Current maturities of obligations under capital leases.........                  160,083                  263,320
     Advances, current..............................................                  731,573                  934,765
                                                                              ---------------          ---------------
        Total current liabilities...................................                6,300,346                4,809,753

Deferred cash compensation..........................................                  203,005                  177,762
Advances, non current ..............................................                       --                  252,174
Royalty obligations, non current ...................................                  513,000                   60,500
Obligations under capital leases, net of current maturities.........                    2,872                   47,187

Stockholders' equity:
    Common stock, par value $.01. 50,000,000 shares
       authorized, 27,546,989 and 25,709,586 shares issued at
       June 30, 2000 and December 31, 1999, respectively............                   275,470                 257,096
    Additional paid-in capital......................................                91,493,235              68,969,417
    Deferred compensation and services..............................               (17,186,463)               (725,764)
    Notes due from stockholders for common stock....................                  (417,631)               (579,025)
   Treasury stock at cost: 532,350 shares of common stock at
      June 30, 2000 and December 31, 1999...........................                  (142,015)               (142,015)
   Accumulated deficit..............................................               (50,453,396)            (33,201,286)
                                                                              ----------------         ---------------
   Total stockholders' equity ......................................                23,569,200              34,578,423
                                                                              ----------------         ---------------

     Total liabilities and stockholders' equity.....................         $      30,588,423         $    39,925,799
                                                                              ================         ===============

            See accompanying notes to condensed financial statements.

                                 AUDIBLE, INC.
                      CONDENSED STATEMENTS OF OPERATIONS

                           -------------------------


                                                   Three Months Ended                        Six Months Ended
                                                        June 30,                                 June 30,
                                            --------------------------------          --------------------------------
                                                2000               1999                   2000              1999
                                            --------------    --------------          -------------     --------------
                                             (unaudited)       (unaudited)             (unaudited)       (unaudited)
Revenue, net:
 Content and services.....................    $   486,880     $       91,818          $     801,947     $     149,700
 Hardware.................................             --            123,591                     --           180,764
 Other....................................        189,129            313,043                378,258           513,043
                                              -----------     --------------          -------------    --------------
    Total revenue, net....................        676,009            528,452              1,180,205           843,507
                                              -----------     --------------          -------------    --------------
Operating expenses:
 Cost of content and services revenue ....        909,544            161,656              1,303,787           313,838
 Cost of hardware revenue.................             --            129,987                    --            193,026
 Production expenses......................      1,709,293            722,807              3,427,646         1,217,419
 Development..............................      1,177,077            427,322              2,345,530           747,756
 Sales and marketing......................      4,610,722            903,195              9,406,362         1,299,293
 General and administrative...............      1,434,492            543,564              2,921,124           974,131
                                              -----------     --------------          -------------    --------------
    Total operating expenses..............      9,841,128          2,888,531             19,404,449         4,745,463
                                              -----------     --------------          -------------    --------------

    Loss from operations..................     (9,165,119)        (2,360,079)           (18,224,244)       (3,901,956)

    Interest income, net .................        410,006             71,062                972,134           138,507
                                              -----------     --------------          -------------    --------------

    Net loss..............................    $(8,755,113)    $   (2,289,017)         $ (17,252,110)    $  (3,763,449)
                                              ===========     ==============          =============    ==============

Basic and diluted net loss per common
share.....................................    $     (0.32)    $        (0.30)         $       (0.66)    $       (0.50)
                                              ===========     ==============          =============    ==============

Weighted average shares outstanding.......     26,940,204          7,602,269             26,269,020         7,527,167
                                              ===========     ==============          =============     =============

           See accompanying notes to condensed financial statements

                                 AUDIBLE, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                           -------------------------


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                 ---------------------------------------
                                                                                        2000                 1999
                                                                                 ------------------    -----------------
                                                                                   (unaudited)         (unaudited)
Cash flows from operating activities:
   Net loss....................................................................  $   (17,252,110)     $    (3,763,449)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.............................................          602,817              180,154
     Services rendered for common stock and warrants...........................        4,829,259               93,695
     Non-cash compensation charge..............................................          242,634               72,577
     Cancellation of common stock issued for services rendered.................             -                  (1,250)
     Deferred cash compensation................................................           25,243               62,055
     Changes in assets and liabilities:
        Decrease in interest receivable on short-term investments..............          122,323                -
        Increase in accounts receivable, net...................................          (27,799)            (452,780)
        (Increase) decrease in royalty advances................................         (921,714)              85,066
        Decrease (increase) in prepaid expenses and other current assets.......          150,644             (478,710)
        Decrease in inventory..................................................             -                  48,002
        Decrease in other assets...............................................           47,653               10,880
        Increase in accounts payable...........................................          256,992              279,580
        Increase in accrued expenses and compensation..........................        1,213,030               54,119
        Increase (decrease) in royalty obligations.............................          779,500              (29,500)
        (Decrease) increase in advances........................................         (455,366)               6,957
                                                                                 ---------------    -----------------
          Net cash used in operating activities................................      (10,386,894)          (3,832,604)
                                                                                 ---------------    -----------------

Cash flows from investing activities:
   Purchases of property and equipment.........................................       (2,211,187)            (265,735)
   Maturities of short-term investments, net...................................        9,849,972                -
                                                                                 ---------------    -----------------
          Net cash provided by (used in) investing activities..................        7,638,785             (265,735)
                                                                                 ---------------    -----------------


Cash flows from financing activities:
    Proceeds from exercise of common stock options.............................            9,600                -
    Proceeds from sale of common stock.........................................        1,000,000                -
    Proceeds from issuance of Series D redeemable convertible preferred stock,
        Net of issuance costs..................................................             -                 994,472
    Payments received on notes due from stockholders for common stock..........          161,394               41,966
    Payment of principal on obligations under capital leases...................         (147,552)            (248,333)
                                                                                 ---------------    -----------------
          Net cash provided by financing activities............................        1,023,442              788,105
                                                                                 ---------------    -----------------

          Decrease in cash and cash equivalents................................       (1,724,667)          (3,310,234)
Cash and cash equivalents at beginning of period...............................       12,030,392           10,526,299
                                                                                 ---------------    -----------------
Cash and cash equivalents at end of period.....................................  $    10,305,725      $     7,216,065
                                                                                 ===============    =================


           See accompanying notes to condensed financial statements.

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            June 30, 2000 and 1999

(1)  Summary of Significant Accounting Policies

   Basis of Presentation

          The accompanying condensed financial statements as of June 30, 2000, and for the three and six months ended June 30, 2000 and June 30, 1999, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with generally accepted accounting principles. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, from the Company's Annual Report on Form 10-K/A.

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

          Diluted net loss per common share for the three and six months ended June 30, 2000 does not include the effects of outstanding options to purchase 4,463,820 and 4,880,150, respectively, shares of common stock, and warrants outstanding to purchase 1,036,954 and 1,962,654, respectively, shares of common stock; as the effect of their inclusion is antidilutive during the periods. Diluted net loss per common share for the three and six months ended June 30, 1999 does not include the effects of options to purchase 903,450 shares of common stock; warrants to purchase 1,675,001 shares of common stock; warrants outstanding to purchase 94,904 shares of preferred stock; and 13,400,996 shares of convertible preferred stock on an "as-if" converted basis; as the effect of their inclusion is antidilutive during the periods.

(2)  Stockholders' Equity

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

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            June 30, 2000 and 1999

          At the closing of the Company's initial public offering (IPO) on July 15, 1999, all shares of the Company's convertible preferred stock were automatically converted into 13,400,985 shares of common stock.

(4)  Microsoft Agreement

          In November 1998, the Company entered into a five-year agreement with Microsoft. The agreement provides for services related to integration of products, the granting of various rights and licenses, and a provision for Microsoft to be paid future royalties for content distributed as a result of the software developed in the agreement. Under the terms of the agreement, Microsoft committed a minimum of $2.0 million in payments to the Company to integrate certain products and acquire various rights and licenses.

          Microsoft advanced Audible $1,500,000 in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. The Company has allocated $50,000 of this advance to certain development work that will be recognized as a reduction of development expense upon its completion. The remaining $1,450,000 of this advance is being recognized as revenue on a straight line basis beginning in the quarter ended June 30, 1999 through the initial term of the agreement, which ends the second quarter of 2001. During the three months ended June 30, 2000, and June 30, 1999, $189,129 and $63,043, respectively, of this advance was recognized as other revenue. During the six months ended June 30, 2000, and June 30, 1999, $378,258 and $63,043, respectively, of this advance was recognized as other revenue

          Audible will pay Microsoft a royalty on content licensed and distributed by Audible to each end user that accesses its content using the developed software. Royalties will be recognized during the period that the related content revenue is earned. Through June 30, 2000, Audible had not recognized any royalties under this agreement.

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

          In April 1999, in connection with an amendment to the agreement with Microsoft, the Company issued to Microsoft a warrant which expires November 18, 2003 to purchase 100,000 shares of common stock at $9.00 per share. The fair value of this warrant is being amortized as an expense on a straight-line basis over the same period as the $1,450,000 advance described above. During the three months ended June 30, 2000 and June 30, 1999, $67,215 and $22,405, respectively, was recorded as a production expense with the non-cash charge for services to additional paid-in-capital. During the six months ended June 30, 2000 and June 30, 1999, $134,430 and $22,405, respectively, was recorded as a production expense with the non-cash charge for services to additional paid-in-capital.

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            June 30, 2000 and 1999

(5)    Services Agreement

          In June 1999, in connection with a services agreement, the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three year period. The agreement allows for an additional warrant to purchase 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year also subject to vesting. The fair value of these warrants is being amortized as an expense on a straight-line basis over the initial term of the service agreement of three years, except that 250,000 of the warrants are accounted for using variable plan accounting and compensation costs will vary each accounting period until the measurement date. During the three months ended June 30, 2000 and June 30, 1999, $74,254 and $71,290, respectively, was recorded as a marketing expense with the non-cash charge for services to additional paid-in-capital. During the six months ended June 30, 2000 and June 30, 1999, $308,737 and $71,290, respectively, was recorded as a marketing expense with the non-cash charge for services to additional paid-in-capital.

(6)    Amazon Agreement

          In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution agreement the Company will be the exclusive provider of digital spoken audio (as defined) to Amazon.com. During the three year term of this agreement, in consideration for certain services, Amazon will receive annually $10,000,000 plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. Under the agreement the consideration paid by Amazon for the purchase of the common stock, and the Company's obligation for the annual fee for the first two years, which are identical amounts, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders equity, and is being amortized over the initial two-year term on a straight-line basis. During the three and six months ended June 30, 2000, $2,500,000 and $4,166,666, respectively, was recorded as a marketing expense relating to this agreement.

(7)    Random House Agreement

          On May 5, 2000 Audible and Random House entered into a four-year Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint will be distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Audible will be contributing $1,000,000 annually towards funding the acquisition and creation of digital audio titles through Random House Audible. During the three and six months ended June 30, 2000, $160,000 was recorded as a cost of content and services revenue expense

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            June 30, 2000 and 1999

     related to this contribution. The agreement further provides for Random House to be granted a warrant to purchase 878,333 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants is being amortized as an expense on a straight-line basis over the four year term of the agreement, and the warrants are accounted for using variable plan accounting and compensation costs will vary each accounting period until the measurement date. During the three and six months ended June 30, 2000, $152,175 was recorded as a cost of content and services revenue expense with the non-cash charge for services to additional paid-in-capital. Additionally, the agreement contains provisions for profit participation and bounties, among other items. Random House Audible will be an imprint of Random House, Inc.'s Random House Audio Publishing Group division.

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

     In order to test consumer behavior, demonstrate to content providers the viability of digital distribution of audio content and test our business model, we designed, created and sold limited numbers of our own Internet-enabled mobile audio playback device, the Audible MobilePlayer. Sales of the MobilePlayer accounted for 21% of our revenue for the six months ended June 30, 1999. Revenue from the sale of the Audible Mobile Player ceased in the fourth quarter of 1999. Our primary focus is the aggregation and delivery of digital spoken audio content, and, in the future, we will depend upon computer and consumer electronics companies to manufacture and sell devices that are promoted as AudibleReady. Revenue from the sale of audio content and services has increased in each of the last four quarters. We expect this trend to continue as sales of audio content and services become the majority of our revenue. As of June 30, 2000, more than 25,000 customers had purchased content from our Web site.

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

     We are party to several joint marketing agreements with device manufacturers including Casio, Compaq, S3-Diamond Multimedia and Philips. Under these agreements, device manufacturers may receive a portion of the content revenue generated over a specified period of time by each new Audible customer referred by them through the purchase of a new device. For example, a purchaser of Casio's hand held electronic device can use our AudibleManager software to access audible.com, purchase and download content into the device. Casio will receive a percentage of the revenue related to the content purchased by this customer. These revenue sharing arrangements typically last one or two years from the date the device user becomes an Audible customer.

     In May 2000, Audible and Random House entered into a four-year Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint will be distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company. Audible will be contributing $1,000,000 annually towards funding the acquisition and creation of digital audio titles through Random House Audible. The agreement further provides for the granting of 878,333 Audible common stock warrants to Random House at various exercise prices that vest over the term of the agreement as well as the granting of additional Audible common stock warrants to Random House based on future performance. Additionally, the agreement contains provisions for profit participation and bounties, among other items. Random House Audible will be an imprint of Random House, Inc.'s Random House Audio Publishing Group division.

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three and six months ended June 30, 2000 and 1999.

=================================================================================================================
                                                               Three Months                   Six Months
                                                              Ended June 30,                Ended June 30,
                                                              --------------                --------------
                                                            2000            1999           2000          1999
                                                                (unaudited)                   (unaudited)
Revenue:
     Content and services........................             72%             18%            68%           18%
     Hardware....................................             --              23              --           21
     Other.......................................             28              59             32            61
                                                        -------------    -----------     ---------- -------------
          Total revenue..........................            100%            100%           100%          100%
Operating expenses:
     Cost of content and services revenue........            135              31             110           37
     Cost of hardware revenue....................             --              25              --           23
     Production expenses.........................            253             137             290          144
     Development ................................            174              81             199           89
     Sales and marketing.........................            682             171             797          154
     General and administrative..................            212             103             248          116
                                                        -------------    -----------     ---------- -------------
          Total operating expenses...............          1,456             548            1644          563
                                                        -------------    -----------     ---------- -------------

Loss from operations.............................         (1,356)           (448)         (1,544)        (463)

          Interest income, net...................             61              15              82           17

                                                        -------------    -----------     ---------- -------------
Net loss.........................................         (1,295)%          (433)%        (1,462)%       (446)%
=================================================================================================================

Three months ended June 30, 2000 compared to three months ended June 30, 1999.

     Total revenue, net. Total revenue, net for the three months ended June 30, 2000, was $676,000, as compared to $528,000 for the three months ended June 30, 1999, an increase of $148,000, or 28%.

     Content and services. Content and services revenue for the three months ended June 30, 2000, was $487,000, as compared to $92,000 for the three months ended June 30, 1999, an increase of $395,000, or 429%. Content and services revenue increased as a result of our increased customer base and the addition of a new content and services agreements with corporate clients.

     Hardware. There was no hardware revenue recognized for the three months ended June 30, 2000, as compared to $124,000 for the three months ended June 30, 1999, a decrease of $124,000. We do not expect to realize any further hardware revenue due to the discontinuation of sales of the Audible MobilePlayer at the end of 1999.

     Other. Other revenue for the three months ended June 30, 2000, was $189,000, as compared to $313,000 for the three months ended June 30, 1999. Other revenue for both periods related to our agreement with Microsoft Corporation. Revenue for the three month period ended June 30, 2000 consisted of $189,000 in revenue resulting from amortization of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content. Revenue for the three month period ended June 30, 1999 consisted of $250,000 in nonrecurring revenue for delivery of a license for certain technology rights; and $63,000 from the amortization of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content.

Operating expenses.

     Cost of content and services revenue. Cost of content and services revenue was $910,000, or 187% of content and services revenue, for the three months ended June 30, 2000, as compared to $162,000, or 176% of content and services revenue, for the three months ended June 30, 1999. This increase was primarily due to the acquisition of additional content licenses, including our agreement with Random House, which resulted in additional amortization of new content agreement minimum guarantees, non cash amortization of warrants issued, and other content costs. For the three month period ended June 30, 2000, we also recorded a charge of $154,000 to reflect the net realizable value of content agreement guarantees.

     Cost of hardware revenue. There was no cost of hardware revenue for the three months ended June 30, 2000, as compared to $130,000 for the three months ended June 30, 1999. This decrease was due to the discontinuation of sales of the Audible MobilePlayer.

     Production expenses. Production expenses were $1,709,000 for the three months ended June 30, 2000, as compared to $723,000 for the three months ended June 30, 1999, an increase of $986,000, or 136%. This increase was primarily due to increased personnel, increased audio production, and increased expenses to support and expand our infrastructure and systems. Web site and related expenses increased as we upgraded and enlarged our production capacity and expanded our hosting capacity. Content acquisition expenses increased due to additional personnel as well as the expense associated with the amortization of warrants issued to Microsoft which began in June 1999.

     Development. Development costs were $1,177,000 for the three months ended June 30, 2000, as compared to $427,000 for the three months ended June 30, 1999, an increase of $750,000, or 176%. This increase was primarily due to increased personnel and outsourced costs in the development of new versions of Audible Manager, AudibleReady formats, and the continuous upgrade of our Web site.

     Sales and marketing. Sales and marketing expenses were $4,611,000 for the three months ended June 30, 2000, as compared to $903,000 for the three months ended June 30, 1999, an increase of $3,708,000. This increase was due to increased personnel and advertising costs associated with our increased marketing efforts, as well as the expenses recognized in connection with our Co-marketing Agreement with Amazon.com.

     General and administrative. General and administrative expense was $1,434,000 for the three months ended June 30, 2000, as compared to $544,000 for the three months ended June 30, 1999, an increase of $890,000, or 164%. This increase was primarily due to increased personnel and higher legal, accounting and recruiting fees during the period.

     Interest income, net. Interest income was $416,000 for the three months ended June 30, 2000, as compared to $84,000 for the three months ended June 30, 1999, an increase of $332,000. This increase was primarily due to additional interest income earned from higher average cash and cash equivalent and short-term investment balances resulting from the proceeds from our initial public offering, which occurred in July 1999. Interest expense was $6,000 for the three months ended June 30, 2000, as compared to $13,000 for the three months ended June 30, 1999, a decrease of $7,000. This decrease was primarily due to the lower principal balance on our capital equipment lease line.

Six months ended June 30, 2000 compared to six months ended June 30, 1999.

     Total revenue, net. Total revenue, net for the six months ended June 30, 2000, was $1,180,000, as compared to $844,000 for the six months ended June 30, 1999, an increase of $336,000, or 40%.

     Content and services. Content and services revenue for the six months ended June 30, 2000, was $802,000, as compared to $150,000 for the six months ended June 30, 1999, an increase of $652,000, or 435%. Content and services revenue increased as a result of our increased customer base and the addition of a new content and services agreements with corporate clients.

     Hardware. There was no hardware revenue recognized for the six months ended June 30, 2000, as compared to $181,000 for the six months ended June 30, 1999, a decrease of $181,000. We do not expect to realize any further hardware revenue due to the discontinuation of sales of the Audible MobilePlayer at the end of 1999.

     Other. Other revenue for the six months ended June 30, 2000, was $378,000, as compared to $513,000 for the six months ended June 30, 1999. Other revenue for both periods related to our agreement with Microsoft Corporation. Revenue for the six month period ended June 30, 2000 consisted of $378,000 in revenue resulting from amortization of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content. Revenue for the six month period ended June 30, 1999 consisted of $200,000 for services provided to create an AudibleReady software player for Microsoft's Windows CE product; $250,000 for delivery of a license for certain technology rights; and $63,000 relating to amortization of revenue from the advance for granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. During the six months ended June 30, 1999, $450,000 of the other revenue is considered nonrecurring.

Operating expenses.

     Cost of content and services revenue. Cost of content and services revenue was $1,304,000, or 163% of content and services revenue, for the six months ended June 30, 2000, as compared to $314,000, or 209% of content and services revenue, for the six months ended June 30, 1999. This increase was primarily due to the acquisition of additional content licenses, including our agreement with Random House, which resulted in additional amortization of new content agreement minimum guarantees, non cash amortization of warrants issued, and other content costs. For the six month period ended June 30, 2000, we also recorded an adjustment of $229,000 to reflect the net realizable value of content agreement guarantees.

     Cost of hardware revenue. There was no cost of hardware revenue for the six months ended June 30, 2000, as compared to $193,000 for the six months ended June 30, 1999.

     Production expenses. Production expenses were $3,428,000 for the six months ended June 30, 2000, as compared to $1,217,000 for the six months ended June 30, 1999, an increase of $2,211,000, or 182%. This increase was primarily due to increased personnel, increased audio production, and increased expenses to support and expand our infrastructure and systems. Web site and related expenses increased as we upgraded and enlarged our production capacity and expanded our hosting capacity. Content acquisition expenses increased due to additional personnel as well as the expense associated with the amortization of warrants issued to Microsoft which began in June 1999.

     Development. Development costs were $2,346,000 for the six months ended June 30, 2000, as compared to $748,000 for the six months ended June 30, 1999, an increase of $1,598,000, or 214%. This increase was primarily due to increased personnel and outsourced costs in the development of new versions of Audible Manager, AudibleReady formats, and the continuous upgrade of our Web site.

     Sales and marketing. Sales and marketing expenses were $9,406,000 for the six months ended June 30, 2000, as compared to $1,299,000 for the six months ended June 30, 1999, an increase of $8,107,000. This increase was due to increased personnel and advertising costs associated with our increased marketing efforts, as well the expenses recognized in connection with our Co-Marketing Agreement with Amazon.com, and the amortization of warrants issued in connection with a services agreement.

     General and administrative. General and administrative expense was $2,921,000 for the six months ended June 30, 2000, as compared to $974,000 for the six months ended June 30, 1999, an increase of $1,947,000, or 200%. This increase was primarily due to increased personnel and higher legal, accounting, and recruiting fees during the period.

     Interest income, net. Interest income was $984,000 for the six months ended June 30, 2000, as compared to $166,000 for the six months ended June 30, 1999, an increase of $818,000. This increase was primarily due to additional interest income earned from higher average cash and cash equivalent and short-term investment balances resulting from the proceeds from our initial public offering, which occurred in July 1999. Interest expense was $12,000 for the six months ended June 30, 2000, as compared to $28,000 for the six months ended June 30, 1999, a decrease of $16,000. This decrease was primarily due to the lower principal balance on our capital equipment lease line.

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

     We have incurred significant losses since inception, and as of June 30, 2000, we had an accumulated deficit of $50,453,000. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to invest in sales and marketing and content acquisition and production over the next several quarters, to add additional personnel and to make capital expenditures to upgrade our systems capacity.

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

     On July 15, 1999, we completed an initial public offering of 4,600,000 shares of common stock at $9.00 per share. Total proceeds were $36,856,000, net of underwriting discounts and commissions of $2,898,000 and offering costs of $1,641,000. Concurrent with the offering, all shares of our redeemable convertible preferred stock were converted into 13,400,985 shares of common stock. At June 30, 2000, our principal source of liquidity was $10,306,000 in cash and equivalents, and $14,877,000 in short-term treasury bill and government agency note investments.

     At June 30, 2000, our principal commitments consisted of obligations under our capital lease line, which allows us to purchase up to $1,750,000 of equipment, operating lease commitments, contractual commitments with content providers, as well as our agreements with Amazon.com and Random House, and revenue sharing commitments pursuant to agreements with device manufacturers. At June 30, 2000, we had leased approximately $1,241,000 in equipment on our lease line and had an outstanding balance of $163,000.

     Net cash used in operating activities was $10,387,000 for the six months ended June 30, 2000. Net cash used during the period was primarily attributable to our net operating loss partially offset by services rendered for common stock and increased accounts payable and accrued expenses and compensation. Net cash used in operating activities for the six months ended June 30, 1999 was $3,833,000. Net cash used in the period was primarily attributable to our net loss in the period and increased accounts receivable and prepaid expenses.

     Net cash provided by investing activities was $7,639,000 for the six months ended June 30, 2000. Net cash provided during the period was primarily related to maturities of short-term investments partially offset by cash used to purchase property and equipment. Net cash used by investing activities was $266,000 for the six months ended June 30, 1999. Net cash used in the period was related to purchases of property and equipment.

     Net cash provided by financing activities was $1,023,000 for the six months ended June 30, 2000. Net cash provided by financing activities during the period resulted primarily from sale of common stock as part our agreement with Random House, and the payments received on notes due from stockholders, partially offset by capital lease payments. Net cash provided by financing activities for the six months ended June 30, 1999 was $788,000. Net cash provided by investing activities during the period resulted primarily from the proceeds from the sale of redeemable convertible preferred stock, partially offset by capital lease payments.

     We believe our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements into the early part of 2001. We plan to use these funds in sales and marketing efforts, acquiring new content, extending arrangements with current content providers, acquire companies or technologies, add additional personnel and make capital expenditures to upgrade systems capacity. In the future, we may need to raise additional funds through public or private financing, or other arrangements. We have no assurance that such additional financing, if needed, will be available on terms favorable to us or to our stockholders.

Year 2000

     To the best of our knowledge as of June 30, 2000, we have not experienced any substantial operational difficulties relating to Year 2000 compliance. We will continue to monitor all of our internal systems, however, we still can be subject to systematic failures beyond our control related to Year 2000 compliance such as a prolonged Internet, telecommunications or electrical failure, which could prevent us from delivering the Audible service to our customers, and decrease the use of the Internet or prevent users from accessing audible.com. If such conditions occurred they would have a material adverse effect on our business, results of operations and financial condition.

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

   (1) In May 2000, in connection with a Co-Publishing, Marketing, and Distribution Agreement, we issued 169,780 shares of common stock at the price of $5.89 per share.

   (2) During the three months ended June 30, 2000, we issued 54,264 shares of common stock in connection with the cashless exercise of 64,141 warrants.

   (3) During the three months ended June 30, 2000, we issued stock options to our employees and directors for an aggregate of 714,000 shares of common stock at exercise prices between $3.81 and $14.69 per share, pursuant to our 1999 Stock Incentive Plan.

   (4) During the three months ended June 30, 2000, we issued warrants under various service agreements with outside parties for an aggregate of 990,841 shares of common stock at exercise prices between $4.09 and $50.00.


   Report of Offering of Securities and Use of Proceeds Therefrom


   In July 1999, we commenced and completed a firm commitment underwritten initial public offering of 4,600,000 shares of our common stock at a price of $9.00 per share. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-76985), which was declared effective on July 15, 1999. The public offering was underwritten by a syndicate of underwriters led by Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc., Volpe Brown Whelan & Company, LLC and Wit Capital Corporation as their representatives. After deducting underwriting discounts and commissions of $2,898,000 and expenses of $1,641,000, we received net proceeds of $36,856,000.

   During the three months ended June 30, 2000, we invested $6,059,000 of our funds in accordance with the use of proceeds in our Registration Statement Form S-1. As of June 30, 2000 we have $25,183,000 in remaining funds which are currently invested in Government backed obligations with maturities of up to one year. We plan to use the remaining funds available to increase our sales and marketing efforts, acquire and produce new audio content, add new personnel, make capital expenditures and other uses at the discretion of our management. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent or more of any class of our equity securities.

ITEM 3.  Defaults Upon Senior Securities

   Inapplicable

ITEM 4.  Submission of Matters to Vote of Security Holders

     (a) The Company held its annual meeting of Stockholders on May 31, 2000 (the "Annual Meeting").

     (b) N/A.

     (c) The following matters were voted upon at the Annual Meeting:

         (i) All Nominees were elected as directors to serve until the 2002 Annual Meeting of Stockholders, or until their respective successors are elected and duly qualified, with 99.9% of the shares of Common Stock present and voting at the meeting voting for Messer's Burnham, Hirshfeld and Mott as follows:

         Nominee                 For              Withheld

         Mr. Burnham          13,617,072          20,231

         Mr. Hirshfeld        13,617,072          20,231

         Mr. Mott             13,617,072          20,231

         (ii) The appointment of KPMG LLP as the Company's independent auditors was ratified by 99.3% of the shares present and voting at the meeting (votes for: 13,546,608; votes against or withheld: 90,695).


ITEM 5.  Other Information

     None

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

         3.1#*      Amended and Restated Certificate of Incorporation of Audible
         3.2##*     Amended and Restated Bylaws of Audible
         10.1+*     License Agreement dated November 4, 1998, by and between
                    Microsoft Corporation and Audible 10.2+* Digital Rights
                    Management Agreement dated November 4, 1998, between
                    Microsoft Corporation and Audible
         10.3+*     Development Agreement dated November 12, 1998, by and
                    between RealNetworks, Inc. and Audible
         10.4*      RealMedia Architecture Partner Program Internet Agreement
                    dated November 12, 1998, between RealNetworks, Inc. and
                    Audible
         10.5*      Master Lease Agreement dated November 19, 1996, by and
                    between Comdisco, Inc. as lessor, and Audible as lessee
         10.5.1*    Addendum to Master Lease Agreement dated November 20, 1996, by and between Comdisco, Inc., as lessor, and Audible, as
                    lessee (relating to Exhibit 10.5)
         10.8*      Loan and Security Agreement dated April 6, 1998, by and
                    between Silicon Valley Bank, as lender, and Audible, as
                    borrower, for a revolving line of credit of up to $1,000,000
         10.10*     Security and Loan Agreement dated November 20, 1996, between
                    Audible, as borrower, and Imperial Bank, as lender, for up to $500,000
         10.12*     Promissory Note dated March 28, 1997, from Donald Katz in
                    favor of Audible, in the principal amount of $100,000.
         10.12.1*   Allonge to Note dated April 21, 1999 between Donald Katz and
                    Audible (relating to Exhibit 10.12.1)
         10.13*     Security Agreement dated March 28, 1997, by and between
                    Donald Katz and Audible 10.14* Amended and Restated
                    Registration Rights Agreement dated February 26, 1998, by
                    and among Audible and certain stockholders named therein
         10.14.1*   Amendment No. 1 to Amended and Restated Registration Rights
                    Agreement dated December 18, 1998 (relating to Exhibit
                    10.14)
         10.14.2*   Amendment No. 2 to Amended and Restated Registration Rights
                    Agreement dated June 17, 1999 (relating to Exhibit 10.14)
         10.15*     1999 Stock Incentive Plan
         10.16*     Form of Common Stock Warrants issued March 31, 1997 by
                    Audible to various investors in connection with the Series C preferred stock financing
         10.17*     Form of Stock Restriction Agreement by and between Audible and the Named Executive Officers made in connection with
                    various purchases and sales of shares of restricted common stock
         10.18*     Form of Promissory Note made by the Named Executive Officers in favor of Audible in connection with various purchases and sales of shares of restricted common stock
         10.19*     Office Lease dated June 20, 1997, by and between Audible, as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook
                    Investment LLC and Wayne Investment LLC, as tenants-in-
                    common, as landlord
         10.20*     Sublease Agreement dated July 19, 1996, by and between
                    Audible, as sublessee, and Painewebber Incorporated, as
                    sublessor
         10.21+*    Agreement dated April 3, 1999 by and between Audible and
                    Diamond Multimedia Systems, Inc.
         10.22*     Common Stock Purchase Warrant, issued April 22, 1999, to
                    Microsoft Corporation
         10.23*     Employment Offer Letter from Audible to Guy Story dated June
                    10, 1996
         10.24*     Employment Offer Letter from Audible to Brian Fielding dated
                    April 25, 1997
         10.25*     Employment Offer Letter from Audible to Travis Millman dated
                    September 29, 1997
         10.26*     Employment Offer Letter from Audible to Andrew Kaplan dated
                    May 25, 1999
         10.27o     Employment Offer Letter from Audible to Thomas G Baxter
                    dated February 3, 2000
         10.28++    Warrant Agreement to purchase 10,000 shares of Common Stock at a price of $7.65 per share, dated October 8, 1999, issued by Audible to National Public Radio, Inc.
         10.29*     Common Stock Purchase Warrant, W-1, issued June 17, 1999, to
                    Robin Williams
         10.30*     Common Stock Purchase Warrant, W-2, issued June 17, 1999, to
                    Robin Williams
         10.31**+   Securities Purchase Agreement dated January 30, 2000, by and between Audible and Amazon.com Commerce Services, Inc.
         10.32**+   Co-Branding, Marketing and Distribution Agreement dated
                    January 30, 2000, by and between Audible and Amazon.com
                    Commerce Services, Inc.
         27         Financial Data Schedule

         # Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985) as Exhibit No.3.2.
         ## Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985) as Exhibit No.3.4.
         .  Incororporated by reference from the Company's 10K/A as Exhibit
         10.24.
         ++ Incororporated by reference from the Company's 10K/A as Exhibit
         10.25.
         * Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985).
         + Information has been omitted from this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
         ** Filed herewith.


     (b) Reports on Form 8-K

         None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AUDIBLE, INC.



                                        By:    ________________________________
                                        Name:  Andrew P. Kaplan
                                        Title: Chief Financial Officer and
                                               Vice President, Finance and
                                               Administration

Dated: August 9, 2000