Form 10-Q
period 2000-09-30
AUDIBLE INC
filed 2000-11-13
CIK 1077926

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


(Mark One)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 [x]                THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

     As of November 10, 2000, 27,546,989 shares of common stock ("Common Stock") of the Registrant were outstanding.

                                 AUDIBLE, INC.

                                     INDEX

                                   FORM 10-Q

PART I  -    FINANCIAL  INFORMATION                                                     Page
                                                                                        ----
Item 1.      Financial Statements:

             Condensed Balance Sheets as of September 30, 2000 (unaudited)
             and December 31, 1999............................................             3

             Condensed Statements of Operations for the three and nine months
             ended September 30, 2000 and 1999 (unaudited)....................             4

             Condensed Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999 (unaudited)..........................             5

             Notes to Condensed Financial Statements..........................             6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................            10

Item 3.      Qualitative and Quantitative Disclosure about Market Risk........            17

PART II  -   OTHER  INFORMATION

Item 1.      Legal Proceedings................................................            18

Item 2.      Changes in Securities............................................            18

Item 3.      Defaults Upon Senior Securities..................................            18

Item 4.      Submission of Matters to a Vote of Securities Holders............            18

Item 5.      Other Information................................................            18

Item 6.      Exhibits and Reports on Form 8-K.................................            19

Signature.....................................................................            20

                        PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                 AUDIBLE, INC.
                           CONDENSED BALANCE SHEETS

                           -------------------------

                                                                          September 30, 2000    December 31, 1999
                                                                         --------------------  -------------------
                                  Assets                                       (unaudited)
Current assets:
   Cash and cash equivalents............................................        $  6,558,323          $ 12,030,392
   Short-term investments, including interest receivable................          13,882,824            24,849,666
   Accounts receivable, net.............................................             141,790                50,890
   Royalty advances.....................................................           1,237,137               652,342
   Prepaid expenses and other current assets............................             682,486               672,526
   Notes receivable due from stockholders...............................              50,000               150,000
                                                                         -------------------   -------------------
    Total current assets................................................          22,552,560            38,405,816

Property and equipment, net.............................................           3,128,465             1,423,003
Other assets............................................................              45,490                96,980
                                                                         -------------------   -------------------
    Total assets........................................................        $ 25,726,515          $ 39,925,799
                                                                         ===================   ===================

                 Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable......................................................        $  2,054,125          $  1,513,492
  Accrued expenses and compensation.....................................           2,841,835             1,594,676
  Royalty obligations, current..........................................             791,000               503,500
  Current maturities of obligations under capital leases................              93,832               263,320
  Advances, current.....................................................             614,351               934,765
                                                                         -------------------   -------------------
    Total current liabilities...........................................           6,395,143             4,809,753

Deferred cash compensation..............................................             199,531               177,762
Advances, non current...................................................                  --               252,174
Royalty obligations, non current........................................             511,000                60,500
Obligations under capital leases, net of current maturities.............                 907                47,187

Stockholders' equity:
    Common stock, par value $.01. 50,000,000 shares authorized,
     27,546,989 and 25,709,586 shares issued at September 30, 2000 and
     December 31, 1999, respectively....................................             275,470               257,096
    Additional paid-in capital..........................................          91,729,976            68,969,417
    Deferred compensation and services..................................         (14,547,329)             (725,764)
    Notes due from stockholders for common stock........................            (392,749)             (579,025)
 Treasury stock at cost: 532,350 shares of common stock at
    September 30, 2000 and December 31,1999.............................            (142,015)             (142,015)
 Accumulated deficit....................................................         (58,303,419)          (33,201,286)
                                                                         -------------------   -------------------
 Total stockholders' equity.............................................          18,619,934            34,578,423
                                                                         -------------------   -------------------
  Total liabilities and stockholders' equity............................        $ 25,726,515          $ 39,925,799
                                                                         ===================   ===================

           See accompanying notes to condensed financial statements.

                                 AUDIBLE, INC.
                      CONDENSED STATEMENTS OF OPERATIONS

                           -------------------------

                                                             Three Months Ended                      Nine Months Ended
                                                                 September 30,                          September 30,
                                                       --------------------------------      -------------------------------
                                                           2000                1999             2000                1999
                                                       -----------          -----------      ----------          -----------
                                                               (unaudited)                           (unaudited)
 Revenue, net:
  Content and services..........................       $   690,040         $   131,178      $  1,491,987         $   280,877
  Hardware......................................                --              98,527                --             279,292
  Other.........................................           189,130             249,129           567,388             762,172
    Total revenue, net..........................           879,170             478,834         2,059,375           1,322,341

 Operating expenses:
  Cost of content and services revenue..........         1,158,684             160,144         2,462,471             473,983
  Cost of hardware revenue......................                --              78,177                --             271,203
  Production expenses...........................         1,635,045             914,729         5,062,691           2,132,148
  Development...................................         1,306,371           1,021,092         3,651,901           1,768,848
  Sales and marketing...........................         3,604,246           1,973,978        13,010,608           3,273,271
  General and administrative....................         1,387,386           1,074,377         4,308,509           2,048,508
    Total operating expenses....................         9,091,732           5,222,497        28,496,180           9,967,961

    Loss from operations........................        (8,212,562)         (4,743,663)      (26,436,805)         (8,645,620)

    Other income, net...........................           362,539             400,546         1,334,672             539,053

    Net loss....................................       $(7,850,023)        $(4,343,117)     $(25,102,133)        $(8,106,567)

 Basic and diluted net loss per common share....            $(0.29)             $(0.19)           $(0.95)             $(0.65)

 Weighted average shares outstanding............        27,014,489          22,603,090        26,519,323          12,552,475

           See accompanying notes to condensed financial statements.

                                 AUDIBLE, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                           -------------------------

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                        -----------------------------------
                                                                                              2000               1999
                                                                                        ---------------      --------------
                                                                                          (unaudited)          (unaudited)
Cash flows from operating activities:
 Net loss............................................................................      $(25,102,133)        $(8,106,567)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization......................................................           822,652             306,301
  Services rendered for common stock and warrants....................................         7,565,999             618,065
  Non-cash compensation charge.......................................................           381,769             127,012
  Cancellation of common stock issued for services rendered..........................                 -              (1,250)
  Deferred cash compensation.........................................................            21,769              80,487
  Changes in assets and liabilities:
    Decrease in interest receivable on short-term investments........................           268,195                   -
    Increase in accounts receivable, net.............................................           (90,900)           (319,005)
    (Increase) decrease in royalty advances..........................................          (584,795)            132,781
    Increase in prepaid expenses and other current assets............................            (9,960)           (156,676)
    Decrease in inventory............................................................                 -             129,535
    Decrease in other assets.........................................................            51,490              28,149
    Increase in accounts payable.....................................................           540,633           1,674,860
    Increase in accrued expenses and compensation....................................         1,247,159           1,091,060
    Increase in royalty obligations..................................................           738,000               1,500
    Decrease in advances.............................................................          (572,588)           (252,172)
                                                                                        ---------------      --------------
     Net cash used in operating activities...........................................       (14,722,710)         (4,645,920)
                                                                                        ---------------      --------------

Cash flows from investing activities:
 Purchases of property and equipment.................................................        (2,528,114)         (1,178,026)
 Maturities of short-term investments, net...........................................        10,698,647                   -
 Payments (issuance) of note receivable to shareholders..............................           100,000             (50,000)
                                                                                        ---------------      --------------
     Net cash provided by (used in) investing activities.............................         8,270,533          (1,228,026)
                                                                                        ---------------      --------------

Cash flows from financing activities:
    Proceeds from exercise of common stock options...................................             9,600                   -
    Proceeds from sale of common stock...............................................         1,000,000                   -
    Proceeds from Initial Public Offering, net of issuance costs.....................                 -          36,856,000
    Proceeds from issuance of Series D redeemable convertible preferred stock,
           net of issuance costs.....................................................                 -             994,472
    Payments received on notes due from stockholders for common stock................           186,276              41,966
    Payment of principal on obligations under capital leases.........................          (215,768)           (373,877)
                                                                                        ---------------      --------------
     Net cash provided by financing activities.......................................           980,108          37,518,561
                                                                                        ---------------      --------------

     (Decrease) increase in cash and cash equivalents................................        (5,472,069)         31,644,615
Cash and cash equivalents at beginning of period.....................................        12,030,392          10,526,299
                                                                                        ---------------      --------------
Cash and cash equivalents at end of period...........................................      $  6,558,323         $42,170,914
                                                                                        ===============      ==============

           See accompanying notes to condensed financial statements.

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          September 30, 2000 and 1999
                                  (unaudited)


(1)  Summary of Significant Accounting Policies

    Basis of Presentation

          The accompanying condensed financial statements as of September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with generally accepted accounting principles. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, from the Company's Annual Report on Form 10-K/A.

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

          Diluted net loss per common share for the three and nine months ended September 30, 2000 does not include the effects of outstanding options to purchase 5,733,900 shares of common stock, and warrants outstanding to purchase 1,972,654 shares of common stock; as the effect of their inclusion is antidilutive during the periods. Diluted net loss per common share for the three and nine months ended September 30, 1999 does not include the effects of options to purchase 929,950 shares of common stock, and warrants to purchase 1,769,905 shares of common stock, as the effect of their inclusion is antidilutive during the periods.

(2)  Stockholders' Equity

      Common Stock

          In March 1999, the Company issued 229,500 shares of common stock to employees at a price less than the fair value of the stock at the time of issuance. These shares, which are subject to vesting over four years, were paid for by full recourse promissory notes executed by the employees. The difference between the fair value and the issue price of these common shares of $907,214 was recorded as deferred compensation, a component of stockholders' equity, and is being recorded as an expense straight line over the vesting term. In February 2000, the Company offered 100,000 common shares to its new CEO in connection with his offer of employment at five dollars per share less than the fair value of the stock. The Company recorded $500,000 as deferred compensation

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          September 30, 2000 and 1999
                                  (unaudited)

     in February 2000 and is recording the compensation expense straight line over the vesting term. The offer to purchase these shares has been rescinded as of September 30, 2000, and the CEO did not purchase any of the offered shares. In August 2000 the Company issued to its CEO 500,000 options at an exercise price equal to the fair value of the common stock at the time of issuance. The Company will continue to record the original compensation expense over the vesting term, and will account for 100,000 of the 500,000 newly issued options under variable accounting by adjusting the compensation expense associated with these 100,000 options based on the closing price of the Company's stock in accordance with FASB Interpretation No.44; "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB Opinion No. 25". In March 2000, the Company issued 370,000 options to purchase shares of common stock to employees at $1.00 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over four years. The difference between the fair value and the issue price of these options of $370,000 was recorded as deferred compensation, and is being recorded as an expense straight line over the vesting term. During the three months ended September 30, 2000 and 1999, $139,134 and $54,435, respectively, of compensation expense was recognized related to these transactions. During the nine months ended September 30, 2000 and 1999, $381,769 and $127,012, respectively, of compensation expense was recognized related to these transactions.

          In April 1999, the Company established the 1999 Stock Incentive Plan (the "Plan"), which permits up to 9,000,000 common stock shares to be issued under the Plan. The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards. As of September 30, 2000, options to purchase 5,747,600 common stock shares had been granted under this Plan.

          In April 1999, the Company increased the number of shares of common stock authorized from 16,000,000 to 50,000,000. As of September 30, 2000 and December 31, 1999, the Company had 27,546,989 and 25,709,586,
     respectively, common stock shares issued. As of September 30, 2000 and December 31, 1999, the Company had 1,972,654 and 1,410,954 shares of common stock, respectively, reserved for issuance upon exercise of outstanding common stock warrants, and 5,733,900 and 1,448,600 shares of common stock, respectively, reserved for issuance upon exercise of outstanding options.

          In January 2000, the Company issued 1,340,033 shares of common stock in connection with two agreements with Amazon.com (see note 6). In May 2000, the Company issued 169,780 shares of common stock in connection with an agreement with Random House, Inc. (see note 7). During the nine months ended September 30, 2000, the Company issued 326,390 shares of common stock in connection with the cashless exercise of warrants to purchase 439,141 shares of common stock. During the nine months ended September 30, 2000, the Company issued 1,200 shares of common stock in connection with the exercise of employee stock options. During the three months ended September 30, 2000, no shares of common stock were issued.

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

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          September 30, 2000 and 1999
                                  (unaudited)

          At the closing of the Company's initial public offering (IPO) on July 15, 1999, all shares of the Company's convertible preferred stock were automatically converted into 13,400,985 shares of common stock.


(4)  Microsoft Agreement

          In November 1998, the Company entered into a five-year agreement with Microsoft. The agreement provides for services related to integration of products, the granting of various rights and licenses, and a provision for Microsoft to be paid future royalties for content distributed as a result of the software developed in the agreement. Under the terms of the agreement, Microsoft committed a minimum of $2,000,000 in payments to the Company to integrate certain products and acquire various rights and licenses.

          Microsoft advanced Audible $1,500,000 in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. The Company has allocated $50,000 of this advance to certain development work that will be recognized as a reduction of development expense upon its completion. The remaining $1,450,000 of this advance is being recognized as revenue on a straight line basis beginning in the quarter ended September 30, 1999 through the initial term of the agreement, which ends the second quarter of 2001. During the three months ended September 30, 2000, and September 30, 1999, $189,130 and $189,129,
     respectively, of this advance was recognized as other revenue. During the nine months ended September 30, 2000, and September 30, 1999, $567,388 and $252,172, respectively, of this advance was recognized as other revenue

          Audible will pay Microsoft a royalty on content licensed and distributed by Audible to each end user that accesses its content using the developed software. Royalties will be recognized during the period that the related content revenue is earned. Through September 30, 2000, Audible had not recognized any royalties under this agreement.

          Also under the agreement, during the nine months ended September 30, 1999, Audible (i) had performed technology integration services for which the Company has recognized revenue of $200,000, (ii) had delivered a license for certain technology rights for which the Company has recognized revenue of $250,000, and (iii) had delivered 300 Audible MobilePlayers for which the Company recognized hardware revenue of $50,000. Microsoft has options under the agreement to acquire additional rights and licenses and extend the term of the agreement for additional financial consideration.

          In April 1999, in connection with an amendment to the agreement with Microsoft, the Company issued to Microsoft a warrant which expires November 18, 2003 to purchase 100,000 shares of common stock at $9.00 per share. The fair value of this warrant is being amortized as an expense on a straight-line basis over the same period as the $1,450,000 advance described above. During the three months ended September 30, 2000 and September 30, 1999, $67,215 was recorded as a production expense with the non-cash charge for services to additional paid-in-capital. During the nine months ended September 30, 2000 and September 30, 1999, $201,645 and $89,620,
     respectively, was recorded as a production expense with the non-cash charge for services to additional paid-in-capital.

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          September 30, 2000 and 1999
                                  (unaudited)


(5)  Services Agreement

          In September 1999, in connection with a services agreement, the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three year period. The agreement allows for an additional warrant to purchase 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year also subject to vesting. The fair value of these warrants is being amortized as an expense on a straight-line basis over the initial term of the service agreement of three years, except that 250,000 of the warrants are accounted for using variable plan accounting and compensation costs will vary each accounting period until the measurement date. During the three months ended September 30, 2000 and September 30, 1999, $44,049 and $457,155, respectively, was recorded as a marketing expense with the non-cash charge for services to additional paid-in-capital. During the nine months ended September 30, 2000 and September 30, 1999, $352,786 and $528,445, respectively, was recorded as a marketing expense with the non-cash charge for services to additional paid-in-capital.

(6)  Amazon Agreement

          In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement, the Company will be the exclusive provider of digital spoken audio (as defined) to Amazon.com. During the three year term of this agreement, in consideration for certain services, Amazon will receive annually $10,000,000 plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. Under the agreement the consideration paid by Amazon for the purchase of the common stock, and the Company's obligation for the annual fee for the first two years, which are identical amounts, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders' equity, and is being amortized over the initial two-year term on a straight-line basis. During the three and nine months ended September 30, 2000, $2,500,000 and $6,666,666, respectively, was recorded as a marketing expense relating to this agreement.

(7)  Random House Agreement

          On May 5, 2000 Audible and Random House entered into a four-year Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint will be distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Audible will be contributing $1,000,000 annually towards funding the acquisition and creation of digital audio titles through Random House Audible. During the three and nine months ended September 30, 2000, $240,000, and $400,000, respectively, was recorded as a cost of content and services revenue related to this contribution. The agreement further provides for Random House to be granted a warrant to purchase 878,333 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants is being amortized as an expense on a straight-line basis over the four year term of the agreement, and the warrants are accounted for using variable plan accounting and compensation costs will vary each accounting period until the measurement date. During the three and nine months ended September 30, 2000, $100,206, and $252,380, respectively, was recorded as a cost of content and services revenue with the non-cash charge for services to additional paid-in-capital. Additionally, the agreement contains provisions for profit participation and bounties, among other items. Random House Audible will be an imprint of Random House, Inc.'s Random House Audio Publishing Group division.

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          September 30, 2000 and 1999
                                  (unaudited)

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

Overview

  We are the Internet's largest, most diverse provider of premium spoken audio services for content download or playback on personal computers or AudibleReady(R) mobile devices. We allow customers to take advantage of their commuting, travel and desktop computer time by delivering premium entertainment and information audio while their eyes are busy but their minds are free. Our content partners include leading audiobook publishers, broadcasters, magazine and newspaper publishers, business information providers, and educational and cultural institutions. Visitors to our website www.audible.com(TM) can browse, sample, purchase and subscribe to more than 26,000 hours of audio programs. We are Amazon.com's exclusive provider of spoken word products for downloading or streaming via the Web. Additionally, we are strategically aligned with Random House, Inc., to pioneer the first-ever imprint to produce spoken word content specifically suited for digital distribution, Random House Audible. Among our key business partners are Casio, Inc,. Compaq Computer Corporation, S3 Incorporated's Rio Audio Group, Microsoft Corporation, Royal Philips Electronics, RealNetworks, Inc., Texas Instrument and VoiceAge Corp.

     In order to test consumer behavior, demonstrate to content providers the viability of digital distribution of audio content and test our business model, we designed, created and sold limited numbers of our own Internet-enabled mobile audio playback device, the Audible MobilePlayer. Sales of the MobilePlayer accounted for 21% of our revenue for the nine months ended September 30, 1999. Revenue from the sale of the Audible Mobile Player ceased in the fourth quarter of 1999. Our primary focus is the aggregation and delivery of digital spoken audio content, and, in the future, we will depend upon computer and consumer electronics companies to manufacture and sell devices that are promoted as AudibleReady. Revenue from the sale of audio content and services has increased in each of the last four quarters. We expect this trend to continue as sales of audio content and services become the majority of our revenue. As of September 30, 2000, more than 34,000 customers had purchased content from our Web site.

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

     In May 2000, Audible and Random House entered into a four-year Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint will be distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company. Audible will be contributing $1,000,000 annually towards funding the acquisition and creation of digital audio titles through Random House Audible. The agreement further provides for the granting of a warrant to purchase 878,333 sharess of Audible common stock to Random House at various exercise prices that vest over the term of the agreement as well as the granting of additional Audible common stock warrants to Random House based on future performance. Additionally, the agreement contains provisions for profit participation and bounties, among other items. Random House Audible will be an imprint of Random House, Inc.'s Random House Audio Publishing Group division.

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three and nine months ended September 30, 2000 and 1999.

=================================================================================================================
                                                                     Three Months                Nine Months
                                                                  Ended September 30,         Ended September 30,
                                                                  -------------------         -------------------
                                                                    2000       1999            2000         1999
                                                                      (unaudited)                 (unaudited)
Revenue:
  Content and services.......................................          78%         27%            72%         21%
  Hardware...................................................          --          21             --          21
  Other......................................................          22          52             28          58
                                                                  -------     -------         ------      ------
     Total revenue...........................................         100%        100%           100%        100%
Operating expenses:
  Cost of content and services revenue.......................         132          34            120          36
  Cost of hardware revenue...................................          --          16             --          20
  Production expenses........................................         186         191            246         161
  Development................................................         148         213            177         134
  Sales and marketing........................................         410         412            632         248
  General and administrative.................................         158         225            209         155
                                                                  -------     -------         ------      ------
     Total operating expenses................................       1,034       1,091          1,384         754
                                                                  -------     -------         ------      ------

Loss from operations.........................................        (934)       (991)        (1,284)       (654)

     Interest income, net....................................          41          84             65          41
                                                                  -------     -------         ------      ------
Net loss.....................................................        (893)%      (907)%       (1,219)%      (613)%
=================================================================================================================

Three months ended September 30, 2000 compared to three months ended September 30, 1999.

     Total revenue, net. Total revenue, net for the three months ended September 30, 2000, was $879,000, as compared to $479,000 for the three months ended September 30, 1999, an increase of $400,000, or 83%.

     Content and services. Content and services revenue for the three months ended September 30, 2000, was $690,000, as compared to $131,000 for the three months ended September 30, 1999, an increase of $559,000, or 427%. Content and services revenue increased as a result of our increased customer base, a bulk content sale and growth in corporate clients.

     Hardware. There was no hardware revenue recognized for the three months ended September 30, 2000, as compared to $99,000 for the three months ended September 30, 1999. We do not expect to realize any further hardware revenue due to the discontinuation of sales of the Audible MobilePlayer at the end of 1999.

     Other. Other revenue for the three months ended September 30, 2000, was $189,000, as compared to $249,000 for the three months ended September 30, 1999. Revenue for the three month period ended September 30, 2000 consisted of $189,000 in revenue resulting from amortization of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content. Revenue for the three month period ended September 30, 1999 also consisted of $189,000 in revenue resulting from amortization of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content, as well as $60,000 in nonrecurring revenue for delivery of a license for certain technology rights to another party.

     Operating expenses.

     Cost of content and services revenue. Cost of content and services revenue was $1,159,000, or 168% of content and services revenue, for the three months ended September 30, 2000, as compared to $160,000, or 122% of content and services revenue, for the three months ended September 30, 1999. This increase was primarily due to the acquisition of additional content licenses, including our agreement with Random House, which resulted in additional amortization of new content agreement minimum guarantees, non cash amortization of warrants issued, and other content costs. For the three month period ended September 30, 2000, we also recorded a charge of $345,000 to reflect the net realizable value of content agreement guarantees. No similar charge was recorded for the three month period ended September 30, 1999.

     Cost of hardware revenue. There was no cost of hardware revenue for the three months ended September 30, 2000, as compared to $78,000 for the three months ended September 30, 1999. This decrease was due to the discontinuation of sales of the Audible MobilePlayer.

     Production expenses. Production expenses were $1,635,000 for the three months ended September 30, 2000, as compared to $915,000 for the three months ended September 30, 1999, an increase of $720,000, or 79%. This increase was primarily due to increased personnel, increased audio production, and increased expenses to support and expand our infrastructure and systems. Web site and related expenses increased as we upgraded and enlarged our production capacity and expanded our hosting capacity. Content acquisition expenses increased due to additional personnel as well and outside consultants.

     Development. Development costs were $1,306,000 for the three months ended September 30, 2000, as compared to $1,021,000 for the three months ended September 30, 1999, an increase of $285,000, or 28%. This increase was primarily due to increased personnel and outsourced costs in the development of new versions of Audible Manager, AudibleReady formats, and the continuous upgrade of our Web site.

     Sales and marketing. Sales and marketing expenses were $3,604,000 for the three months ended September 30, 2000, as compared to $1,974,000 for the three months ended September 30, 1999, an increase of $1,630,000, or 83%. This increase was due to increased personnel and advertising costs associated with our increased marketing efforts, as well as the non cash expenses recognized in connection with our Co-marketing Agreement with Amazon.com.

     General and administrative. General and administrative expense was $1,387,000 for the three months ended September 30, 2000, as compared to $1,074,000 for the three months ended September 30, 1999, an increase of $313,000, or 29%. This increase was due to increased professional fees during the period, increased non cash compensation expense as a result of stock issued below its fair market value, as well as additional depreciation expense associated with the expansion our office.

     Other income, net. Other income in both periods consisted of interest income and interest expense. In addition, during the three month period ended September 30, 2000, a $7,000 gain on the disposal of a fixed asset was recognized. Interest income was $361,000 for the three months ended September 30, 2000, as compared to $413,000 for the three months ended September 30, 1999, a decrease of $52,000. This decrease was primarily due to less interest income being earned from reduced cash and cash equivalent and short-term investment balances available. Interest expense was $6,000 for the three months ended September 30, 2000, as compared to $12,000 for the three months ended September 30, 1999, a decrease of $6,000. This decrease was primarily due to the lower principal balance on our capital equipment lease line.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999.


     Total revenue, net. Total revenue, net for the nine months ended September 30, 2000, was $2,059,000, as compared to $1,322,000 for the nine months ended September 30, 1999, an increase of $737,000, or 56%.

     Content and services. Content and services revenue for the nine months ended September 30, 2000, was $1,492,000, as compared to $281,000 for the nine months ended September 30, 1999, an increase of $1,211,000, or 431%. Content and services revenue increased as a result of our increased customer base, a bulk content sale and growth in corporate clients.

     Hardware. There was no hardware revenue recognized for the nine months ended September 30, 2000, as compared to $279,000 for the nine months ended September 30, 1999. We do not expect to realize any further hardware revenue due to the discontinuation of sales of the Audible MobilePlayer at the end of 1999.

     Other. Other revenue for the nine months ended September 30, 2000, was $567,000, as compared to $762,000 for the nine months ended September 30, 1999. Revenue for the nine month period ended September 30, 2000 consisted of $567,000 in revenue resulting from amortization of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content. Revenue for the nine month period ended September 30, 1999 consisted of $200,000 for services provided to create an AudibleReady software player for Microsoft's Windows CE product; $250,000 for delivery of a license for certain technology rights; $252,000 relating to amortization of revenue from the advance for granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content; and $60,000 in revenue for delivery of a license for certain technology rights to another party. During the nine months ended September 30, 1999, $510,000 of the other revenue is considered nonrecurring.

     Operating expenses.

     Cost of content and services revenue. Cost of content and services revenue was $2,462,000, or 165% of content and services revenue, for the nine months ended September 30, 2000, as compared to $474,000, or 169% of content and services revenue, for the nine months ended September 30, 1999. This increase was primarily due to the acquisition of additional content licenses, including our agreement with Random House, which resulted in additional amortization of new content agreement minimum guarantees, non cash amortization of warrants issued, and other content costs. For the nine month period ended September 30, 2000, we also recorded an adjustment of $574,000 to reflect the net realizable value of content agreement guarantees.

     Cost of hardware revenue. There was no cost of hardware revenue for the nine months ended September 30, 2000, as compared to $271,000 for the nine months ended September 30, 1999. This decrease was due to the discontinuation of sales of the Audible MobilePlayer.

     Production expenses. Production expenses were $5,063,000 for the nine months ended September 30, 2000, as compared to $2,132,000 for the nine months ended September 30, 1999, an increase of $2,931,000, or 137%. This increase was primarily due to increased personnel, increased audio production, and increased expenses to support and expand our infrastructure and systems. Web site and related expenses increased as we upgraded and enlarged our production capacity and expanded our hosting capacity.

     Development. Development costs were $3,652,000 for the nine months ended September 30, 2000, as compared to $1,769,000 for the nine months ended September 30, 1999, an increase of $1,883,000, or 106%. This increase was primarily due to increased personnel and outsourced costs in the development of new versions of Audible Manager, AudibleReady formats, and the continuous upgrade of our Web site.

     Sales and marketing. Sales and marketing expenses were $13,011,000 for the nine months ended September 30, 2000, as compared to $3,273,000 for the nine months ended September 30, 1999, an increase of $9,738,000, or 298%. This increase was due to increased personnel and advertising costs associated with our increased marketing efforts, as well the non cash expenses recognized in connection with our Co-Marketing Agreement with Amazon.com, and the amortization of warrants issued in connection with a services agreement.

     General and administrative. General and administrative expense was $4,309,000 for the nine months ended September 30, 2000, as compared to $2,049,000 for the nine months ended September 30, 1999, an increase of $2,260,000, or 110%. This increase was due to increased professional fees during the period, increased non cash compensation expense as a result of stock issued below its fair market value, as well as additional depreciation expense associated with the expansion our office.

     Other income, net. Other income in both periods consisted of interest income and interest expense. In addition, during the nine month period ended September 30, 2000, a $7,000 gain on the disposal of a fixed asset was recognized. Interest income was $1,344,000 for the nine months ended September 30, 2000, as compared to $579,000 for the nine months ended September 30, 1999, an increase of $765,000. This increase was primarily due to additional interest income earned from higher average cash and cash equivalent and short-term investment balances resulting from the proceeds from our initial public offering, which occurred in July 1999. Interest expense was $18,000 for the nine months ended September 30, 2000, as compared to $40,000 for the nine months ended September 30, 1999, a decrease of $22,000. This decrease was primarily due to the lower principal balance on our capital equipment lease line.

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

     We have incurred significant losses since inception, and as of September 30, 2000, we had an accumulated deficit of $58,303,000. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to invest in sales and marketing and content acquisition and production over the next several quarters, to add additional personnel and to make capital expenditures to upgrade our systems capacity.

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

     On July 15, 1999, we completed an initial public offering of 4,600,000 shares of common stock at $9.00 per share. Total proceeds were $36,856,000, net of underwriting discounts and commissions of $2,898,000 and offering costs of $1,641,000. Concurrent with the offering, all shares of our redeemable convertible preferred stock were converted into 13,400,985 shares of common stock. At September 30, 2000, our principal source of liquidity was $6,558,000 in cash and equivalents, and $13,883,000 in short-term treasury bill and government agency note investments.

     At September 30, 2000, our principal commitments consisted of obligations under our capital lease line, which allows us to purchase up to $1,750,000 of equipment, operating lease commitments, contractual commitments with content providers, as well as our agreements with Amazon.com and Random House, and revenue sharing commitments pursuant to agreements with device manufacturers. At September 30, 2000, we had leased approximately $1,241,000 in equipment on our lease line and had an outstanding balance of $95,000.

     Net cash used in operating activities was $14,723,000 for the nine months ended September 30, 2000. Net cash used during the period was primarily attributable to our net loss partially offset by services rendered for common stock and increased accounts payable and accrued expenses and compensation. Net cash used in operating activities for the nine months ended September 30, 1999 was $4,646,000. Net cash used in the period was primarily attributable to our net loss and increased accounts receivable partially offset by services rendered for common stock and increased accounts payable and accrued expenses and compensation.

     Net cash provided by investing activities was $8,271,000 for the nine months ended September 30, 2000. Net cash provided during the period was primarily related to maturities of short-term investments and receipt of a payment of a note receivable due from a shareholder partially offset by cash used to purchase property and equipment. Net cash used in investing activities was $1,228,000 for the nine months ended September 30, 1999. Net cash used in the period was related to purchases of property and equipment and the issuance of a note receivable to a shareholder.

     Net cash provided by financing activities was $980,000 for the nine months ended September 30, 2000. Net cash provided by financing activities during the period resulted primarily from sale of common stock as part our agreement with Random House, and the payments received on notes due from stockholders, partially offset by capital lease payments. Net cash provided by financing activities for the nine months ended September 30, 1999 was $37,519,000. Net cash provided by financing investing activities during the period resulted primarily from the proceeds of the IPO as well as the from the sale of redeemable convertible preferred stock, partially offset by capital lease payments.

     We believe our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements into the second half of 2001. We plan to use these funds in sales and marketing efforts, acquiring new content, extending arrangements with current content providers, acquiring companies or technologies, adding additional personnel and making capital expenditures to upgrade systems capacity. In the future, we may need to raise additional funds through public or private financing, or other arrangements. We have no assurance that such additional financing, if needed, will be available on terms favorable to us or to our stockholders.

New Accounting Standards

     In the second quarter of 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company currently does not use derivative instruments and as such believes the adoption of SFAS No. 133, beginning January 1, 2001, will have no effect on the financial statements.

     In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

     In March 2000, the FASB issued FASB Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (C) the accounting consequence for various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on our financial statements.

ITEM 3.  Qualitative and Quantitative Disclosure about Market Risk

We do not have operations subject to risk of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio.

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     None

ITEM 2.  Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     The following information relates to securities issued or sold by us within the period covered by this Form 10-Q. During that time, we issued unregistered securities in the transactions described below. Securities issued in such transactions were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving any public offering. The sales of securities were made without the use of an underwriter and the certificates evidencing the securities bear a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Act.

     (1) During the three months ended September 30, 2000, we issued warrants under a service agreement with an outside party for an aggregate of 10,000 shares of common stock at an exercise price of $4.31 per share.

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

     During the three months ended September 30, 2000, we invested $4,742,000 of our funds in accordance with the use of proceeds in our Registration Statement Form S-1. As of September 30, 2000, we have $20,441,000 in remaining funds which are currently in cash or invested in Government backed obligations with maturities of up to one year. We plan to use the remaining funds available to increase our sales and marketing efforts, acquire and produce new audio content, add new personnel, make capital expenditures and other uses at the discretion of our management. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent or more of any class of our equity securities.

ITEM 3.  Defaults Upon Senior Securities

     Inapplicable

ITEM 4.  Submission of Matters to Vote of Security Holders

     None

ITEM 5.  Other Information

     None

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1#*     Amended and Restated Certificate of Incorporation of Audible
          3.2##*    Amended and Restated Bylaws of Audible
          10.1+*    License Agreement dated November 4, 1998, by and between
                    Microsoft Corporation and Audible
          10.2+*    Digital Rights Management Agreement dated November 4, 1998, between Microsoft Corporation and Audible
          10.3+*    Development Agreement dated November 12, 1998, by and
                    between RealNetworks, Inc. and Audible
          10.4*     RealMedia Architecture Partner Program Internet Agreement
                    dated November 12, 1998, between RealNetworks, Inc. and
                    Audible
          10.5*     Master Lease Agreement dated November 19, 1996, by and
                    between Comdisco, Inc. as lessor, and Audible as lessee
          10.5.1*   Addendum to Master Lease Agreement dated November 20, 1996, by and between Comdisco, Inc., as lessor, and Audible, as
                    lessee (relating to Exhibit 10.5)
          10.8*     Loan and Security Agreement dated April 6, 1998, by and
                    between Silicon Valley Bank, as lender, and Audible, as
                    borrower, for a revolving line of credit of up to $1,000,000
          10.10*    Security and Loan Agreement dated November 20, 1996, between
                    Audible, as borrower, and Imperial Bank, as lender, for up to $500,000
          10.14*    Amended and Restated Registration Rights Agreement dated
                    February 26, 1998, by and among Audible and certain
                    stockholders named therein
          10.14.1*  Amendment No. 1 to Amended and Restated Registration Rights
                    Agreement dated December 18, 1998 (relating to Exhibit
                    10.14)
          10.14.2*  Amendment No. 2 to Amended and Restated Registration Rights
                    Agreement dated September 17, 1999 (relating to Exhibit
                    10.14)
          10.15*    1999 Stock Incentive Plan
          10.16*    Form of Common Stock Warrants issued March 31, 1997 by
                    Audible to various investors in connection with the Series C preferred stock financing
          10.17*    Form of Stock Restriction Agreement by and between Audible and the Named Executive Officers made in connection with various purchases and sales of shares of restricted common stock
          10.18*    Form of Promissory Note made by the Named Executive Officers in favor of Audible in connection with various purchases and sales of shares of restricted common stock
          10.19*    Office Lease dated September 20, 1997, by and between
                    Audible, as tenant, and Passaic Investment LLC, Sixty-Five
                    Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in-common, as landlord
          10.20*    Sublease Agreement dated July 19, 1996, by and between
                    Audible, as sublessee, and Painewebber Incorporated, as sublessor
          10.21+*   Agreement dated April 3, 1999 by and between Audible and
                    Diamond Multimedia Systems, Inc.
          10.22*    Common Stock Purchase Warrant, issued April 22, 1999, to
                    Microsoft Corporation
          10.23*    Employment Offer Letter from Audible to Guy Story dated
                    September 10, 1996
          10.24*    Employment Offer Letter from Audible to Brian Fielding dated
                    April 25, 1997 10.25* Employment Offer Letter from Audible to Travis Millman dated September 29, 1997
          10.26*    Employment Offer Letter from Audible to Andrew Kaplan dated
                    May 25, 1999
          10.27o    Employment Offer Letter from Audible to Thomas G. Baxter
                    dated February 3, 2000
          10.28++   Warrant Agreement to purchase 10,000 shares of Common Stock at a price of $7.65 per share, dated October 8, 1999, issued by Audible to National Public Radio, Inc.
          10.29*    Common Stock Purchase Warrant, W-1, issued September 17,
                    1999, to Robin Williams

          10.30*    Common Stock Purchase Warrant, W-2, issued September 17,
                    1999, to Robin Williams
          10.31**+  Securities Purchase Agreement dated January 30, 2000, by and between Audible and Amazon.com Commerce Services, Inc.
          10.32**+  Co-Branding, Marketing and Distribution Agreement dated
                    January 30, 2000, by and between Audible and Amazon.com
                    Commerce Services, Inc.
          27**      Financial Data Schedule

          # Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985) as Exhibit No.3.2.
          ## Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985) as Exhibit No.3.4.
          o Incorporated by reference from the Company's 10K/A as Exhibit 10.24. ++ Incororporated by reference from the Company's 10K/A as Exhibit 10.25.
          * Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985).
          + Information has been omitted from this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
          ** Filed herewith.

     (b)  Reports on Form 8-K

          None


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AUDIBLE, INC.


                             By:    /s/ Andrew P Kaplan
                                    --------------------------------------------
                             Name:  Andrew P. Kaplan
                             Title: Chief Financial Officer and
                                    Vice President, Finance and Administration

Dated:  November 13, 2000