Form 10-K
period 2000-12-31
AUDIBLE INC
filed 2001-04-02
CIK 1077926

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-K

                                  (Mark One)
         |X|      Annual Report Pursuant to Section 13 or 15(d) of the
                     ------- Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

                                       or

          ____ Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-26529


                                  AUDIBLE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                               22-3407945
        (State or Other Jurisdiction of              (IRS Employer
        Incorporation or Organization)              Identification No.)

          65 Willowbrook Boulevard                     07470 - 7056
              Wayne, New Jersey                         (Zip Code)
     (Address of Principal Executive Office)

      Registrant's telephone number, including area code:  (973) 837-2700

       Securities to be Registered Pursuant to Section 12(b) of the Act:

                                     None

       Securities to be Registered Pursuant to Section 12 (g) of the Act:

                             Title of Each Class:
                             --------------------
                            Common Stock, par value
                                $0.01 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

      Documents incorporated by reference: Specified portions of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2000.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2001 was approximately $26,947,909.

      The number of shares outstanding of the Registrant's Common Stock, as of February 28, 2001 was 27,546,989 shares of Common Stock.

                                  AUDIBLE, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.    Business.......................................................... 4

           Overview.......................................................... 4
           Industry Background............................................... 4
           Our Solution...................................................... 5
           Our Strategy...................................................... 7
           The Audible Service............................................... 8
           Competition.......................................................10
           Intellectual Property and Proprietary Rights......................12
           Employees.........................................................13

Item 2.    Properties........................................................13

Item 3.    Legal Proceedings.................................................13

Item 4.    Submission of Matters to a Vote of Security Holders...............13

                                     PART II

Item 5.    Market for the Company's Common Equity and Related Stockholder
           Matters...........................................................14

Item 6.    Selected Financial Data...........................................15

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................16

Item 7A.   Quantitative and Qualitative Disclosure about Market Risk.........30

Item 8.    Financial Statements and Supplementary Data.......................30

Item 9.    Changes in the Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................30

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant................31

Item 11.   Executive Compensation............................................31

Item 12.   Security Ownership of Certain Beneficial Owners and Management....31

Item 13.   Certain Relationships and Related Transactions....................31

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..32

Exhibit Index................................................................32

Signatures...................................................................35

                           FORWARD-LOOKING STATEMENTS

      IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q FILED BY THE COMPANY IN 2000. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                                     PART I

Item 1.  Business.

Overview

      We are the leading provider of premium spoken audio content, such as audio versions of books and newspapers and radio programs, that is delivered over the Internet and can be streamed and played back on personal computers and hand-held electronic devices that have digital audio capabilities. The Audible service allows consumers to purchase and download our content from our Web site (www.audible.com(TM)), store it in digital files and play it back on personal computers and hand-held electronic devices. We offer customers the opportunity to subscribe to AudibleListener, a monthly audio service. For a fixed monthly fee, AudibleListener customers may download their choice of programs from www.audible.com. More than 28,000 hours of audio content, much of which is only available in digital audio format at www.audible.com, is currently available on our Web site. Customers can also access products sold by Audible through www.amazon.com. Several manufacturers, including Hewlett-Packard, Compaq Computer Corporation, Casio Inc., Franklin Electronic Publishers, Digisette, LLC., and SONICblue Incorporated's Rio Audio Group have agreed to support and promote the playback of our content on their hand-held electronic devices. As of December 31, 2000, Audible had over 51,000 customers in over 100 countries.

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

      We help publishers, producers, authors, device manufacturers and our Web site affiliates create incremental sources of revenue. We provide new sources of revenue for publishers of newspapers, magazines, journals, newsletters, professional publications and business information and producers of radio broadcasts. In addition, our service provides companies that distribute or promote our service and manufacturers of hand-held electronic devices that have digital audio capabilities with a wide selection of content to offer to their customers.

Industry Background

      Public demand for new sources of entertainment, information and educational media continues to grow as amounts of content and its sources proliferate. Veronis, Suhler & Associates estimates that the communications industry exceeded $365 billion in revenues in 2000. This is an increase from less than $60 billion in 1977. During 2000, Americans on average spent more than 3,300 hours reading, watching or listening to media content. We believe that many consumers seek a better way to manage this content.

      Listening is a way for individuals to consume this content at times when they are unable to read, such as when they are driving. A 1996 market study by the Yankee Group indicates that 87% of automobile commuters listened to the radio an average of 50 minutes a day while commuting. According to the Department of Transportation, in 1990, 84 million people drove to and from work alone, an increase of 35% from 1980. As individuals look to use their commuting time more efficiently and manage an increasing amount of available content, audiobooks have emerged as a personalized "pay-to-listen" alternative to radio, which does not allow listeners to control when they listen to a particular program. Americans spent $2.6 billion on spoken word audio tapes in 1999, an increase from $1.6 billion in 1996. This increasing usage of audiobooks exists despite limited types of content, high prices and the limitations of cassette tape players. For instance, the audiobook market does not address timely print content such as newspapers, newsletters, magazines and journals.

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

      According to International Data Corporation (IDC), worldwide sales of personal handheld mobile devices are expected to increase from approximately 8.3 million units per year in 1999 to approximately 35.5 million units per year in 2003. This estimate does not include portable digital music players. According to Cahners In-Stat Group, shipments of portable digital music players will increase from an estimated 2.9 million in 2000 to 10.1 million in 2004. Audible's strategy is to work with digital device manufactures to enable their devices to be AudibleReady.

      Audible is also developing relationships with cell phone companies and other high technology providers. Cell phone technology is the ideal match for hand- held digital audio players. This combination of wireless freedom and digital transmission will in the future allow a consumer to download from a library of audio recordings and bypass the anchored desktop PC. This freedom to download wirelessly will allow unprecedented convenience for consumers.

      IDC estimates that in 1998 there were 303 million worldwide cellular and personal communications systems subscribers, and IDC expects that number to increase to approximately 1.1 billion in 2003. According to The Yankee Group, a market research firm, the number of mobile cellular phone users is expected to exceed 1 billion by 2003 with approximately 60% capable of wireless Internet access.

      The confluence of the Internet as an increasingly accepted media distribution channel, the widespread adoption of audio-enabled mobile devices and the continuing growth in consumer demand for content in a variety of formats has resulted in new challenges for the media industry. These challenges include creating a system that takes advantage of revenue opportunities by making content readily accessible through the Internet by compensating publishers and other content creators for quality entertainment and information while preventing unauthorized duplication and distribution. This creates an opportunity for a provider such as Audible that has established a secure system for Internet delivery of premium audio content.

Our Solution

      We have created the Audible service to give consumers the ability to download spoken audio content of their choice from the Internet and to listen to this audio when, where and how they want. The Audible service addresses the market opportunity created by consumer demand for audio content and the emergence of the Internet and hand-held audio-enabled digital players. We have created the first service for secure delivery of premium digital spoken audio content over the Internet for playback on personal computers and these devices. Our service allows customers to program their listening time with personalized selections from a wide collection of spoken audio content available at our Web site audible.com, including entertainment, news, education and business information. We have assembled the largest and most diverse collection of premium spoken audio content available for download on the Internet for playback on personal computers and hand-held digital audio players. We have more than 28,000 hours of audio content currently available on our Web site, including daily selected audio content from publications such as The Wall Street Journal and The New York Times, audio versions of books and periodicals such as The Economist and Harvard Business Review, and radio programs such as Car Talk, Fresh Air, Marketplace and News From Lake Wobegon. We provide over 5,000 audiobooks from publishers, including Bantam Doubleday Dell Audio Publishing and Random House Audio Publishing, each a division of Random House, Inc., Dove Audio, Harper Audio, Simon & Schuster Audio and Time Warner AudioBooks, and written by authors such as Dave Barry, John Grisham, Stephen King, Sidney Sheldon and Amy Tan. Additionally, Audible is strategically aligned with Random House, Inc., to pioneer the first-ever imprint to produce spoken word content specifically suited for digital distribution, Random House Audible. We believe that our extensive audio content collection and our secure delivery system provide benefits to our customers, content providers, manufacturers of AudibleReady hand-held electronic devices and other companies which distribute or promote our service.

Benefits to Customers.

      Unlike the traditional ways consumers select, organize and consume audio content, Audible customers can access content of their choice and listen when, where and how they want--whether commuting, exercising, relaxing or sitting at their personal computers.

      Selection. At our Web site, audible.com, customers can browse and purchase from a large and diverse collection of readily available premium spoken audio content, most of which is currently available only through us in digital format for Internet distribution either pursuant to exclusive arrangements or because, to our knowledge, no one else currently has these rights. Our collection currently includes over 5,000 digital audiobooks in a wide variety of categories from more than 1,500 authors. We are the only source of timely digital audio editions of leading newspapers and selected periodicals. We also offer popular and special interest radio programming, including interviews, commentaries and talk radio. Our collection also contains selections that are difficult to find or may not otherwise be readily or conveniently available to customers, such as lectures and speeches. We have over 12,000 of these other audio selections in addition to our audiobooks.

      Convenience. Audible.com provides customers with one-stop shopping for their premium digital spoken audio needs. Our customers can browse and sample spoken audio selections through our easy to navigate Web site. Our customers can enroll in AudibleListener, a monthly subscription program entitling the customer to download content of their choice, purchase bundled packages of selected audio content as well as choose automated delivery of timely audio content on a subscription basis. Unlike traditional and online bookstores, which are subject to physical inventory constraints and shipping delays, we provide a service that is readily available in digital format and can be quickly delivered over the Internet directly to our customers.

      Listening Experience. Unlike radio, which offers limited programming and no ability for the listener to control broadcast times, our service enables customers to take greater control of their time and their listening experience. Customers decide to listen to what they want, when and where they want. Additionally, customers can choose from four different fidelity options for their listening. Our Service also allows customers to skip between selections or individual articles or chapters within selections. Customers can pause and resume listening where they left off and can "bookmark" multiple sections of content, rather than be constrained by the rewind and fast forward functions of cassette tape players.

      Value. We provide customers with what we believe is a terrific value proposition in our AudibleListener program, where for a fixed monthly fee, the customer can download programs of their choice.

Benefits to Business Affiliates.

      We help content creators, device manufacturers and other companies which distribute our products or promote our service to their customers to create incremental sources of revenue by aggregating premium audio content and providing a widely-accepted system for digital spoken audio distribution.

      Content creators. We provide a new source of revenue for publishers of newspapers, magazines, journals, newsletters, professional publications and business information and producers of radio broadcasts by creating a new market for content that is too timely for distribution on cassette tape or compact disc and too specialized for widely-broadcast radio programs. Additionally, our electronic delivery service offers publishers of audiobooks a new distribution channel for their existing audiobook content. In a strategic alliance with Random House, Inc., Random House Audible has been established as a publishing imprint of Random House, Inc.'s Random House Audio Publishing Group Division. All titles published by the imprint will be distributed exclusively on the Internet by Audible. Older publications, including archived or out-of-print content, when converted to digital audio form, can also provide additional revenue while incurring relatively low costs for storing and delivering electronic inventory. Our solution has the benefit of reducing the risk of audio files being copied without authorization by employing a system designed to limit playback of audio files to specifically identified personal computers and hand-held digital audio players.

      Device manufacturers. Major manufacturers of hand-held audio-enabled digital players, such as Hewlett-Packard, Casio, and Compaq, have agreed to support and promote the playback of our content on their devices. SONICblue Incorporated's Rio Audio Group has agreed to promote our service with its Rio 500 digital audio player. Our service provides these manufacturers with an attractive application that takes advantage of the audio capability of their players, which may, in turn, increase their sales. In most cases, these manufacturers also receive a percentage of the revenue generated over a specified period of time by each new Audible customer referred by them through the purchase of a new player.

      Companies which distribute our products or promote our service. We have entered into marketing agreements with Amazon.com, Microsoft, The New York Times and The Wall Street Journal to promote our content to their customers, either directly or indirectly. In return, we have access to additional distribution outlets. We have agreed with some of these companies to share a portion of revenue from sales of our content to their customers.

Our Strategy

      Our objective is to enhance our position as the leading provider of Internet-delivered premium spoken audio content to the extent our cash flow permits. Key elements of our strategy to achieve this goal include:

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

      Audible.com.

      Our Web site, audible.com, delivers a large and diverse selection of premium digital spoken audio content in a secure format through the Internet. At audible.com, visitors can browse, sample, purchase, subscribe, schedule, stream and download digital audio content. One hour of spoken audio in our Format 1, requires about two megabytes of storage, takes approximately 15 minutes to download to a personal computer using a 28 kbps modem, approximately eight minutes using a 56 kbps modem or approximately ten seconds using a high speed Internet connection, and approximately six minutes to transfer the content from the personal computer to an AudibleReady player. Customers are offered up to four different fidelity options, allowing them to trade off between fidelity and device storage capacity.

      Digital audio content.

      We currently offer more than 5,000 digital audiobooks and more than 12,000 other audio selections comprising over 28,000 hours of digital spoken audio content, segmented in four categories:

      o Audiobooks. We offer a wide selection of audiobooks from more than 1,500 authors. We offer both abridged (typically three to ten hours long) and unabridged (typically five to 20 hours long) versions of original works, read either by the authors or by professional narrators.

      o Timely audio editions of print publications. Our service enables the timely distribution of audio editions of newspapers and periodicals previously available only in print. We offer a 40-minute daily audio edition of The New York Times and selected audio content from The Wall Street Journal. We also offer audio editions of the Los Angeles Times, San Jose Mercury News, Harvard Business Review, Slate, The Economist and numerous technology and investment newsletters.

      o Radio broadcasts. We offer popular and special-interest radio programs shortly after they are originally broadcast so our customers have the flexibility to listen to these programs when and where they want. We offer audio versions of broadcasts such as Fresh Air, Marketplace, Car Talk, and Science Friday. With National Public Radio we develop original programming that premiered at audible.com.

      o Lectures, speeches, performances and other audio. We offer a broad selection of lectures, speeches, dramatic and comedy performances, educational and self-improvement materials, religious and spiritual content, television audio tracks and other forms of spoken audio, many of which are difficult to find from any other source. We also offer specialty content created exclusively for audible.com., for example, our agreement with comedian and actor Robin Williams to create original comedy and other content programming for Internet distribution exclusively through audible.com.

      We currently have licensed Internet distribution rights to audio content from more than 160 publishers, producers of radio content and other content creators. Our license agreements are typically for terms of one to three years, and many provide us with exclusive Internet distribution rights. Under most licensing arrangements, we pay the content creator a portion of the revenue we receive. In the majority of arrangements, we also pay a guaranteed advance against the content creator's revenue share.

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

      AudibleReady devices.

      AudibleReady players are personal computers and other hand-held electronic devices that have a speaker or an audio output jack and can be enabled to play back our audio content. The AudibleManager and AudiblePlayer software enable these devices to receive and play back Audible content are available for download from audible.com. Several player manufacturers have bundled the AudibleManager and AudiblePlayer software in for their devices. The audio output jack of these players can work with headphones or a cassette adaptor to enable the content to be played through a car stereo system.

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

Competition

      The market for the sale and delivery of spoken audio is highly competitive and rapidly changing. Principal competitive factors in the spoken audio market include:

      o     selection;

      o     price;

      o     speed of delivery;

      o     protection of intellectual property;

      o     timeliness;

      o     convenience; and

      o     sound quality.

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

      Audiobooks on cassette tape or compact disc have been available from a variety of sources for a number of years. Traditional book stores, such as Borders and Barnes & Noble, and online book stores, such as barnesandnoble.com offer a variety of audiobooks. The Audio Book Club offers discounted audiobooks by mail order. Media Bay offers digital downloads of spoken audio. Rental services, such as Books on Tape, offer low pricing for time-limited usage of audiobooks, and libraries loan a limited selection of audiobooks. One or more of these competitors might develop a competing electronic service for delivering audio content.

      Competition from Web sites that provide streaming audio content is intense and is expected to increase significantly in the future. Yahoo!Broadcast.com and RealNetworks offer a wide selection of streaming audio content. These companies and other portal companies including America Online may compete directly with us by selling premium audio content for digital download.

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

      We hold six patents and have filed five patent applications for some aspects of the Audible system. We do not know if the other pending patents will ever be issued and, if issued, if they will survive legal challenges. Legal challenges to our patents, whether successful or not, may be very expensive to defend.

      We have applied for registration in the United States of several of our trademarks and service marks, including "AudibleListener", "Audible Hear, There, and Everywhere", "AudibleReady", and "Who You Gonna Listen To". "Audible", "audible.com", "AudibleManager" and "AudiblePlayer" have been Registered. We do not know if all of these marks will be registered or that we will effectively protect the use of these names. In addition, we have began to take affirmative steps to protect our trademarks outside of the United States and effective trademark, service mark, and copyright protection is not necessarily available in every country in which our services are available online.

      We also license some of our intellectual property to others, including our AudibleReady technology and various trademarks and copyrighted material. While we attempt to ensure that the quality of our brand is maintained, others might take actions that materially harm the value of either these proprietary rights or our reputation.

      We license technology from others, including elements of our compression-decompression technology, that we incorporate into the Audible system. If these technologies become unavailable to us, we would need to license other technology which would require us to redesign our system and recode our content. Although we are generally indemnified against claims that technology licensed by us infringes the intellectual property rights of others, such indemnification is not always available for all types of intellectual property and proprietary rights and in some cases the scope of such indemnification is limited. Even if we receive broad indemnification, third party indemnitors may not have the financial resources to fully indemnify us in the event of infringement, resulting in substantial exposure to us. We cannot assure you that infringement or invalidity claims arising from the incorporation of this technology, resulting from these claims, will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential redevelopment costs and delays, all of which could materially adversely effect our business, operating results and financial condition.

Employees

      As of December 31, 2000, we had a total of 84 full-time employees - 23 in development, 26 in sales and marketing, 27 in production and eight in general and administrative.

Item 2. Properties.

      Our principal administrative, sales and marketing, research and development and production facility is located at 65 Willowbrook Boulevard, Wayne, New Jersey, 07470, where we lease approximately 22,000 square feet. Our lease expires on February 27, 2003.

Item 3. Legal Proceedings.

      We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. Any such proceeding, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We are not currently involved in any legal proceedings.


Item 4. Submission of matters to a vote of Security Holders.

      None.

                                     PART II

Item 5. Market for the Company's Common Stock Equity and Related Stockholder Matters.

      Our common stock is traded on the Nasdaq National Market under the symbol "ADBL." Prior to July 16, 1999, there was no established public trading market for any of our securities.

      The following table sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock as reported on the Nasdaq National Market.

1999                                                      High          Low
----                                                     ------       -------
Third Quarter (from July 16, 1999)                       $21.00       $  6.88
Fourth Quarter                                            15.94          8.44

2000
----
First Quarter                                            $16.50       $ 10.00
Second Quarter                                             9.00          3.50
Third Quarter                                              4.37          1.19
Fourth Quarter                                             1.31           .37

2001
----
First Quarter (through March 23, 2001)                   $ 1.78       $   .41

      On March 23, 2001, the last reported sale price of our common stock was $1.03 per share. As of March 23, 2001, we had approximately 168 stockholders.

      We have never paid or declared any cash dividends on our common stock. Our present policy is to retain any earnings to finance the growth and development of the business and, therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

      In January 2000, in connection with a Services Purchase Agreement, the Company issued 1,340,033 shares of common stock at the price of $14.925 per share.

      In February 2000, in connection with the cashless exercise of warrants, the Company issued 169,185 shares of common stock.

      In March 2000, in connection with the cashless exercise of warrants, the Company issued 102,941 shares of common stock.

      In April 2000, in connection with the cashless exercise of warrants, the Company issued 54,264 shares of common stock.

      In May 2000, in connection with a Co-Publishing, Marketing, and Distribution agreement, the Company issued 169,780 shares of common stock at the price of $5.89 per share.

      In June 2000, in connection with the exercise of an employee stock option, the Company issued 1,200 shares of common stock at the price of $8.00 per share.

      During the year ended December 31, 2000, we invested $20,328,000 of our funds in accordance with the use of proceeds in our Registration Statement Form S-1 (No. 333-76985). As of December 31, 2000 we have $16,107,000 in remaining funds which are currently in cash, cash equivalents, or invested in Government backed obligations with maturities of up to one year. We plan to use our remaining funds available to continue our sales and marketing efforts, acquire and produce audio content and other uses at the discretion of our management. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent or more of any class of our equity securities.

Item 6. Selected Financial Data.

      The selected financial data set forth below should be read in conjunction with the financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information appearing elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 1999 and 2000 and for the years ended December 31, 1998, 1999 and 2000, are derived from, and are qualified by reference to, our audited financial statements included elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 1996, 1997 and 1998, and for the years ended December 31, 1996 and 1997 are derived from our audited financial statements not included in this Form 10-K.

                             Selected Financial Data

                                                                          Year Ended December 31,

                                                  --------------------------------------------------------------------------------
                                                       1996             1997             1998             1999           2000
                                                  ---------------  --------------  ----------------  --------------  -------------
                                                                    (in thousands, except per share data)
Statement of operations data:
Revenue, net:
 Content and services...........................         $    --         $     3            $   132         $   478       $  2,519
 Hardware.......................................              --              57                244             314          1,273
 Other..........................................              --              --                 --             951            757
                                                         -------         -------            -------         -------       --------
 Total revenue, net.............................              --              60                376           1,743          4,549
                                                         -------         -------            -------         -------       --------

Operating expenses:
 Cost of content and services revenue...........              --              78                372             812          3,668
 Cost of hardware revenue.......................              --             252                556             308          2,572
 Production expenses............................             684           1,982              1,639           3,397          6,458
 Development..........................                     1,810           2,672              1,642           2,680          4,444
 Write-down related to hardware business........              --              --                952              --             --
 Sales and marketing............................             256           1,228              1,453           6,109         16,052
 General and administrative.....................             786           1,921              1,838           3,015          5,548
                                                         -------         -------            -------         -------       --------
  Total operating expenses......................           3,536           8,133              8,452          16,321         38,742
                                                         -------         -------            -------         -------       --------

    Loss from operations........................          (3,536)         (8,073)            (8,076)        (14,578)       (34,193)


    Other (income) expense, net.................             (27)            (44)                62          (1,102)        (1,602)

                                                         -------         -------            -------         -------       --------
Loss before state income tax benefit............          (3,509)         (8,029)            (8,138)        (13,476)       (32,591)

State income tax benefit........................             --               --                 --              --            316
                                                         -------         -------            -------         -------       --------
Net loss........................................         $(3,509)        $(8,029)           $(8,138)       $(13,476)      $(32,275)
                                                         =======         =======            =======         =======       ========

Basic and diluted net loss per common share.....          $(1.10)         $(1.49)            $(1.15)         $(0.85)        $(1.21)
Weighted average shares outstanding.............           3,177           5,379              7,097          15,890         26,644
                                                         =======         =======             =======        =======        ========

                                                                           As of December 31,

                                                  --------------------------------------------------------------------------------
                                                       1996             1997             1998             1999           2000
                                                  ---------------  --------------  ----------------  --------------  -------------
Balance sheet data:
Cash and cash equivalents.......................        $    758        $    646           $ 10,526        $ 12,030        $14,149
Short-term investments...........................            ----           ----               ----          24,404          1,957
Total assets....................................           1,232           3,482             12,147          39,926         20,732
Noncurrent liabilities..........................             314           1,169              1,688             538            713
Redeemable preferred stock......................           3,430          12,378             27,725            ----           ----
Total stockholders' equity (deficit)............          (3,488)        (11,427)           (19,529)         34,578         14,593

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto, and other financial information included elsewhere in this Annual Report Form 10-K.

      This Annual Report on Form 10-K contains forward-looking statements and information relating to our company. We generally identify forward-looking statements in this prospectus using words like "believe," "intend," "will," "expect," "may," "should," "plan," "project," "contemplate," "anticipate," "seek" or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual results may differ significantly from the results discussed in these forward-looking statements.

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

      In order to test consumer behavior, demonstrate to content providers the viability of digital distribution of audio content and test our business model, we designed, created and sold limited numbers of our own Internet-enabled mobile audio playback device, the Audible MobilePlayer. Sales of the MobilePlayer accounted for 65% of our revenue in 1998, and 18% of our revenue in 1999. Hardware revenue in 2000 represents revenue from the sale of AudibleReady digital audio players, primarily the Rio 500, manufactured by SONICblue Incorporated's Rio Audio Group. Hardware revenue accounted for 28% of our revenue in 2000. Digital audio players are sold from www.audible.com at a deep discount from normal retail price, when a customer enrolls in AudibleListener for a 12 month period.

      Revenue from the sale of audio content and services has increased in each of the last four quarters. We expect that trend to continue as sales of audio content and services increase and eventually account for the majority of our revenue. As of December 31, 2000, more than 51,000 customers had purchased content from our Web site.

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

      We recognize revenue from content sales in the period when content is downloaded and the customer's credit card is processed. We recognize revenue from content subscriptions pro rata over the subscription term. Typically, we pay our content providers a royalty based upon net sales of the content downloaded by our customers. The majority of our content agreements require us to make advance royalty payments for minimum guarantees which are amortized on a straight-line basis over the term of the agreement or are expensed as royalties are earned, whichever is sooner. In addition, the Company periodically adjusts the balance of royalty advances to reflect their estimated net realizable value.

            We recognize revenue from sales of digital audio players upon shipment. We recognize revenue from audio production and hosting services which we provide to corporations as the services are performed.

      In November 1998, we entered into an agreement with Microsoft Corporation ("Microsoft"), one of our stockholders, to integrate some of our products, grant various rights and licenses and provide for Microsoft to be paid future royalties for content distributed as a result of the customized software developed under the agreement. Microsoft committed a minimum of $2,000,000 in payments to us over the course of the five-year term of the agreement to integrate products and acquire various rights and licenses. Microsoft advanced Audible $1,500,000 in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. The Company has allocated $50,000 of this advance to certain development work that will be recognized as a reduction of research and development expense upon its completion. The remaining $1,450,000 of this advance is being recognized as revenue on a straight-line basis which began in the quarter ended June 30, 1999 through the initial term of the agreement which ends in the second quarter of 2001. During the years ended December 31, 1999 and 2000, $441,000 and $757,000 respectively, of this advance was recognized as other revenue.

      We are party to several joint marketing agreements with device manufacturers such as Casio, Compaq, SONICblue Incorporated's Rio Audio Group and Hewlett-Packard. Under these agreements, device manufacturers may receive a portion of the revenue generated over a specified period of time by each new Audible customer referred by them through the purchase of a new player. For example, a purchaser of Compaq's hand-held electronic device will be able to use the device and our AudibleManager software to access audible.com and download content. Compaq will receive a percentage of the revenue related to content downloaded by this purchaser. These revenue sharing arrangements typically last one or two years from the date the player user becomes an Audible customer.

      In January 2000, the Company entered into two agreements with Amazon.com. As defined in the Co-Branding, Marketing and Distribution agreement, the Company is the exclusive provider of digital spoken audio to Amazon.com. In January, 2001, the Company signed Amendment No.1 to it's Co-Branding, Marketing, and Distribution Agreement with Amazon.com. During the three-year term of this agreement, in consideration for certain services, Amazon will receive $22,500,000 plus a specified percentage of revenue earned over a threshold amount in addition to common stock warrants. Under the Securities Purchase Agreement dated January 30, 2000, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000.

      In February 2001, Microsoft purchased 2,666,666 shares of Audible Series A Redeemable Convertible Preferred stock for $10,000,000 at a per share price of $3.75. Each share of preferred stock may be converted into four shares of Common Stock, (equivalent to a price of $.9375 per share), subject to adjustment under certain conditions. The Series A Redeemable Convertible Preferred stock is convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at a annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, Audible is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends.

Results of Operations

     The following table sets forth certain financial data as a percentage of total revenue during 1998, 1999 and 2000.

                                                                Year Ended December 31,
                                                --------------------------------------------------------
                                                       1998                1999              2000
                                                ------------------  ------------------  ----------------
Revenue, net:
  Content and services........................          35%                 27%               55%
  Hardware....................................          65                  18                28
  Other.......................................          --                  55                17
                                                  --------             -------             -----
     Total revenue, net.......................         100%                100%              100%
                                                  --------             -------             -----
Operating expenses:
  Cost of content and services revenue........          99                  47                81
  Cost of hardware revenue....................         148                  18                56
  Production expenses.........................         436                 195               142
  Development.................................         436                 154                98
  Write-down related to hardware business.....         253                  --                --
  Sales and marketing.........................         386                 351               353
  General and administrative..................         489                 173               122
                                                  --------             -------             -----
     Total operating expenses.................       2,247                 937               852
                                                  --------             -------             -----
Loss from operations..........................      (2,147)               (837)             (752)
                                                  --------             -------             -----
Other (income) expense:
  Interest income.............................        (14)                (66)              (36)
  Interest expense............................         31                   3                 1
                                                  --------             -------             -----
     Total other (income) expense.............         17                 (63)              (35)

                                                  --------             -------             -----
Loss before state income tax benefit.........      (2,164)               (775)             (717)

State income tax benefit.....................           --                  --                 7

                                                  --------             -------             -----
Net loss......................................      (2,164)%             (775)%            (710)%
                                                  ========             =======             =====

2000 Compared to 1999

      Total revenue, net. Total revenue for 2000 was $4,549,000, as compared to $1,743,000 for 1999, an increase of $2,806,000, or 161%.

      Content and services. Content and services revenue for 2000 was $2,519,000, as compared to $478,000 for 1999, an increase of $2,041,000, or
427%. Content and services revenue increased primarily as a result of the customer base increasing from 13,000 customers to just more than 51,000 customers, growth in corporate clients and bulk content sales.

      Hardware. Hardware revenue for 2000 was $1,273,000, as compared to $314,000 for 1999, an increase of $959,000, or 305%. Hardware revenue increased as a result of selling more AudibleReady digital audio players, primarily the Rio 500, manufactured by SONICblue Incorporated's Rio Audio Group.

      Other. Other revenue for 2000 was $757,000, as compared to $951,000 for 1999, a decrease of $194,000, or 20%. Other revenue in 2000 consisted of revenue recognized in connection with our agreement with Microsoft, granting Microsoft the right to distribute software platforms enabling users to access and use Audible content.

The majority of the other revenue for 1999 was generated in connection with our agreement with Microsoft, and consisted of $200,000 for services provided to create an AudibleReady software player for Microsoft's Windows CE product; $250,000 for delivery of a license for certain technology rights; and $441,000 relating to the recognition of revenue from the advance for granting Microsoft the right to distribute software platforms enabling users to access and use Audible content. The remaining $60,000 in other revenue for 1999 related to services provided under our agreement with Compaq Computer Corporation.

Operating expenses.

      Cost of content and services revenue. Cost of content and services revenue was $3,668,000, or 146% of content and services revenue, for 2000, as compared to $812,000, or 170% of content and services revenue, for 1999. This increase was primarily due to the acquisition of additional content licenses which resulted in additional amortization of new content agreement minimum guarantees, our obligations under our agreement with Random House, Inc. to create the Random House Audible imprint, and the amortization of warrants issued to Random House in connection with the agreement. In addition, we recorded an adjustment of $871,000 in 2000, to reflect the net realizable value of content agreement guarantees, as compared to a similar adjustment of $146,000 in 1999.

      Cost of hardware revenue. Cost of hardware revenue was $2,572,000, or 202% of hardware revenue, for 2000, as compared to $307,000, or 98% of hardware revenue, for 1999. This increase was primarily due to our selling digital audio players at a deep discount from normal retail price when a customer enrolls in the AudibleListener program for a 12 month period.

      Production expenses. Production expenses were $6,458,000 for 2000, as compared to $3,397,000 for 1999, an increase of $3,061,000, or 90%. This increase was primarily due to increased personnel, increased audio production, and increased expenses to support and expand our infrastructure and systems. Web site and related expenses increased as we continued to upgrade and expand our capacity. Audio production and Web site-content increased as we continued producing selections available on our Web site and performed more daily original programming. Content acquisition expenses increased as we expanded our original content acquisition team.

      Development. Development costs were $4,445,000 for 2000, as compared to $2,680,000 for 1999, an increase of $1,765,000, or 66%. This increase was primarily due to increased personnel and outsourced costs in the development of the original and subsequent versions of Audible Manager, AudibleReady formats, and the upgrade of our Web site. During the year, we performed work with many device Original Equipment Manufacturers (OEM) to plan for compatibility of Audible software on their platforms. In addition, during 2000, we completed the upgrade of our Web site from "Broadvision" version 2.5 to "Broadvision" version
4.0 providing our customers new features and enhanced functionality.

      Sales and marketing. Sales and marketing expenses were $16,052,000 for 2000, as compared to $6,109,000 for 1999, an increase of $9,943,000, or 163%.
This increase was primarily due to the non cash expenses recognized in connection with our Co-Marketing Agreement with Amazon.com and an increase in personnel and higher advertising costs associated with increased marketing efforts, offset by lower costs associated with the amortization of warrants issued in connection with a services agreement in 1999.

      General and administrative. General and administrative expenses were $5,548,000 for 2000, as compared to $3,015,000 for 1999, an increase of $2,533,000, or 84%. This increase was primarily due to increased personnel and higher legal, accounting and recruiting fees during the period.

      Other (income) expense, net. Interest income was $1,624,000 for 2000, as compared to $1,150,000 for 1999, an increase of $474,000. This increase was primarily due to additional interest income resulting from a higher average cash and cash equivalent balance and short-term investments resulting from the proceeds from our initial public offering which occurred in July 1999. Interest expense was $22,000 for 2000, as compared to $48,000 for 1999, a decrease of $26,000. This decrease was primarily due to the lower principal balance on our capital equipment lease line.

      State income tax benefit. As a result of selling certain of our New Jersey state income tax loss benefits for cash the Company realized $316,000 in state income tax benefit during the year ended December 31, 2000.

1999 Compared to 1998

      Total revenue, net. Total revenue for 1999 was $1,743,000, as compared to $376,000 for 1998, an increase of $1,367,000, or 364%.

      Content and services. Content and services revenue for 1999 was $478,000, as compared to $132,000 for 1998, an increase of $346,000, or 262%. Content and services revenue increased primarily as a result of our customer base increasing from under 3,000 customers to just over 13,000 customers and the addition of new corporate customers.

      Hardware. Hardware revenue for 1999 was $314,000, as compared to $244,000 for 1998, an increase of $70,000, or 29%. Hardware revenue increased as a result of selling more Audible MobilePlayers. Hardware revenue in future years will be the result of selling third party AudibleReady digital audio players.

      Other. Other revenue for 1999 was $951,000, as compared to no other revenue for 1998. The majority of the other revenue was generated in connection with our agreement with Microsoft and consisted of $200,000 for services provided to create an AudibleReady software player for Microsoft's Windows CE product; $250,000 for delivery of a license for certain technology rights; and $441,000 relating to the recognition of revenue from the advance for granting Microsoft the right to distribute software platforms enabling users to access and use Audible content. The remaining $60,000 in other revenue for 1999 related to services provided under our agreement with Compaq Computer Corporation. For 1999, $510,000 of the other revenue is considered nonrecurring.

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

      Production expenses. Production expenses were $3,397,000 for 1999, as compared to $1,639,000 for 1998, an increase of $1,758,000, or 107%. This increase was primarily due to increased personnel, increased audio production, and increased expenses to support and expand our infrastructure and systems. Web site and related expenses increased as we upgraded and enlarged our production capacity and expanded into two hosting facilities. Audio production and Web site-content increased as we continued producing selections available on our Web site as well as performed more daily original programming. Content acquisition expenses increased as we made a number of significant key hires during the later part of 1999 as well as the expense associated with the amortization of warrants issued to Microsoft in 1999.

      Development. Development costs were $2,680,000 for 1999, as compared to $1,641,000 for 1998, an increase of $1,039,000, or 63%. This increase was primarily due to increased personnel and outsourced costs in the development of the original and subsequent versions of Audible Manager, AudibleReady formats, and the upgrade of our Web site. During the year, we performed work with many OEM device manufacturers to plan for compatibility of Audible software on their platforms. In addition, during 1999, we began to upgrade our Web site from "Broadvision" version 2.5 to "Broadvision" version 4.0. Not only did this upgrade provide new features and functionality, it also was necessary to ensure that our Web site would be Y2K compliant.

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

Factors Affecting Operating Results

      We have only a limited operating history with which to evaluate our business and prospects. Our limited operating history and emerging nature of the market for Internet-delivered audio content makes predicting our future operating results difficult. In addition, our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development in new and rapidly evolving markets, specifically the rapidly evolving market for delivery of audio content over the Internet. These risks include our ability to:

      o     acquire and retain customers;
      o build awareness and acceptance of audible.com, the AudibleReady format and AudibleReady devices;
      o     extend existing and acquire new content provider relationships; and.
      o     manage growth to stay competitive and fulfill customer demand.

If we fail to manage these risks successfully, it would materially adversely affect our financial performance.

      As of December 31, 2000, we had not entered into any derivative financial instruments, other financial instruments or derivative commodity investments that expose us to material market risk. We currently do not and do not plan to engage in derivative instruments or hedging activities.

      We have incurred significant losses since inception, and as of December 31, 2000, we had an accumulated deficit of $65,476,000. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in sales and marketing, content acquisition and production over the next several quarters.

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

      In July 1999, we completed an initial public offering of 4,600,000 shares of common stock at $9.00 per share. Total proceeds were $36,856,000, net of underwriting discounts and commissions of $2,898,000 and offering costs of $1,641,000. Concurrent with the offering, all shares of our redeemable convertible preferred stock were converted into 13,400,985 shares of common stock. At December 31, 2000, our principal source of liquidity was $14,149,000 in cash and cash equivalents, and $1,958,000 in short-term treasury bill and government agency note investments.

      At December 31, 2000, our principal commitments consisted of our obligations under our capital lease line, which allows us to purchase up to $1,750,000 of equipment, operating lease commitments, contractual commitments with content providers, revenue sharing commitments pursuant to agreements with device manufacturers, and commitments under our agreements with Amazon.com and Random House. At December 31, 2000, we had leased $1,241,000 in equipment on the lease line, of which $302,000 was disposed of and written off during 1999, and had an outstanding lease obligation of $47,000.

      In January 2000, we entered into a three year Co-Branding, Marketing and Distribution Agreement with Amazon.com. In January 2001, we signed Amendment No. 1 to the agreement. Under the amended agreement, our remaining obligation consists of cash payments of $1,000,000 in 2002 and $1,500,000 in 2003.

      In May 2000, we entered into a four-year Co-Publishing, Marketing, and Distribution Agreement with Random House to form a strategic alliance to establish Random House Audible, a publishing imprint. Audible is obligated to contribute $1,000,000 annually for four years towards the funding of Random House Audible. As of December 31, 2000, $500,000 of the first year obligation had been paid.

      Net cash used in operating activities was $5,047,000 for 1998, $10,395,000 for 1999 and $18,605,000 for 2000. Net cash used in 1998 was primarily attributable to our net operating loss and increases in inventory, offset in part by increases in advances. Net cash used in 1999 was primarily attributable to our net operating loss and increases in interest receivable on short-term investments and increases in prepaid expenses, offset in part by increases in accounts payable and accrued expenses. Net cash used in 2000 was primarily attributable to our net operating loss, increases in royalty advances and accounts receivable and a decrease in advances, offset in part by increases in accounts payable, accrued compensation and royalty obligations.

      Net cash used in investing activities was $4,000 for 1998, and $25,959,000 for 1999. Net cash provided by investing activities was $19,791,000 for 2000. Net cash used in investing activities in 1998 was related to purchases of property and equipment. For 1999, in addition to purchases of property and equipment of $1,505,000, we invested $50,000 in a interest bearing note issued to a stockholder as well as purchased $24,404,000 in short-term investments. Net cash provided by investing activities for 2000 was primarily related to the $22,446,000 in net redemptions of short-term investments and the $100,000 repayment of a note issued to a shareholder, offset in part by $2,763,000 of purchases of property and equipment. Capital expenditures for 2001 are expected to be minimal.

      Net cash provided by financing activities was $14,931,000 for 1998, $37,858,000 for 1999 and $933,000 for 2000. During 1998, we had a $1,000,000
bank agreement to provide letters of credit which expired in April 1999 and under which we did not draw any amounts. Net cash provided by financing activities resulted primarily from the issuance of our redeemable convertible preferred stock during 1998 and 1999, from the proceeds of our initial public offering during 1999, and during 2000 from the sale of common stock and repayment of notes due from shareholders offset in part by capital lease payments.

      As of December 31, 2000, we had available net operating loss carryforwards totaling approximately $58,577,000, which expire beginning in 2010. The Tax Reform Act of 1986 imposes limitations on our use of net operating loss carryforwards because certain stock ownership changes have occurred.

      On February 8, 2001, Microsoft purchased 2,666,666 shares of Audible Series A Redeemable Convertible Preferred stock for $10,000,000 at a per share price of $3.75. Each share of preferred stock may be converted into four shares of Common Stock, (equivalent to a price of $.9375 per share), subject to adjustment under certain conditions. The Series A Redeemable Convertible Preferred stock is convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at a annual rate of 12% either in additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, Audible is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends.

      Based on the Company's currently proposed plans and assumptions related to the implementation of its business plan, we believe that our cash, cash equivalent, and short-term investment balances together with the recent Microsoft investment described above will enable us to meet our anticipated cash requirements for operations and capital expenditures into the first quarter of 2002. However, any projection of future revenues is subject to a level of uncertainty; therefore we have developed a plan that will allow the Company to reduce its expense base and reduce its cash requirements if planned revenues are not achieved. If current cash, cash equivalents, short-term investments and the $10,000,000 received from Microsoft in February 2001 are insufficient to satisfy our liquidity requirements in 2001, we will need to raise additional funds through public or private financing or other arrangements. Beyond the first quarter of 2002, we will require additional cash to fund our ongoing working capital and capital expenditures. No assurance can be given that such additional financing, when needed, will be available on terms favorable to us or to our stockholders, if at all, and that such financing would not be antidilutive to our stockholders.

New Accounting Standards

      In the second quarter of 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company currently does not use derivative instruments and as such believes the adoption of SFAS No. 123, beginning January 1, 2001, will have no effect on the Company's financial position, results of operations or cash flows.

RISK FACTORS.

We have a limited operating history with which you can evaluate our business and our future prospects.

      Our limited operating history and small number of customers makes predicting our future operating results difficult. From the time we were incorporated in November 1995 until September 1997, we generated no revenue while we developed our secure delivery system and a prototype audio playback device, created our audible.com Web site and established relationships with providers of audio content. Although we began earning limited revenue in October 1997, we have continued to focus our resources on refining and enhancing our Web site and our playback and management software and in expanding our content selections and developing relationships with manufacturers of hand-held portable digital audio players. We have limited history of selling content and content subscription services to users of hand-held portable electronic devices manufactured by other parties. We expect to spend significant resources on growing our customer base and expanding our service and promoting our brand name. These activities will result in significant losses until such time as the Company is able to generate sufficient revenue to support its operations.

We have limited revenue, we have a history of losses, we may not be profitable in the future, and we will need additional financing.

      Our limited revenue and history of losses makes it uncertain when or if we will become profitable. Our failure to achieve profitability within the time frame expected by investors may adversely affect our business and the market price of our common stock. We had total revenue of $1,743,000 and $4,549,000 for 1999 and 2000, respectively. This limited revenue makes it difficult to predict our future quarterly results and our revenue and operating results can vary significantly quarter to quarter. Our limited revenue will make relatively minor fluctuations in revenue much more significant on a percentage basis. Our revenue is dependent on the availability and sales of AudibleReady players by third-party manufacturers. We had content and services revenue of $478,000 and $2,519,000 for 1999 and 2000, respectively. We had operating expenses of $16,321,000 and $38,742,000 for 1999 and 2000, respectively. Because most of our expenses, such as employee compensation and rent, are relatively fixed in the short term, we may be unable to significantly adjust our spending to compensate for unexpected revenue shortfalls. If current cash, cash equivalents, short-term investments and the $10,000,000 received from Microsoft in February 2001 are insufficient to satisfy our liquidity requirements in 2001, we will need to raise additional funds through public or private financing or other arrangements. Beyond the first quarter of 2002, we will require additional cash to fund our ongoing working capital and capital expenditures. There can be no assurance that additional financing will be available to the Company when needed, if at all. This would likely affect the market price of our common stock in a manner which may be unrelated to our long-term operating performance. As of December 31, 2000, we have incurred net operating losses of approximately $65,476,000 since inception, and we expect to continue to incur significant losses for the foreseeable future.

The market for our service is uncertain and consumers may not be willing to use the Internet to purchase spoken audio content.

      There can be no assurance that the Company's current business strategy will enable it to achieve profitable operations. Downloading of audio content from the Internet is a relatively new method of distribution and its growth and market acceptance is highly uncertain. Our success will depend in large part on consumer willingness to purchase and download spoken audio content over the Internet. Purchasing this content over the Internet involves changing purchasing habits, and if consumers are not willing to purchase and download this content over the Internet, our revenue will be limited and our business will be materially adversely affected. We believe that acceptance of this method of distribution may be subject to network capacity constraints, hardware limitations, company computer security policies, the ability to change user habits and the quality of the audio content delivered.

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

      If manufacturers of electronic devices do not manufacture, make available or sell a sufficient number of players promoted as AudibleReady, or if these players do not achieve sufficient market acceptance, we will not be able to grow revenue and our business will be materially adversely affected. Manufacturers of electronic devices have experienced delays in their delivery schedule of their digital players due to parts shortages and other factors. Although the content we sell can be played on personal computers, we believe that a key to our future success is the ability to playback this content on hand-held electronic devices that have digital audio capabilities. Because we no longer manufacture our own AudibleReady players, we depend on manufacturers, such as SONICblue Incorporated, Philips, Casio, and Compaq, to develop and sell their own products and promote them as AudibleReady.

We must establish, maintain and strengthen our brand names, trademarks and service marks in order to acquire customers and generate revenue.

      If we fail to promote and maintain our brand names, our business, operating results and financial condition could be materially adversely affected. We believe that building awareness of the "Audible," "audible.com"' and "AudibleReady" brand names is critical to achieving widespread acceptance of our service by customers, content providers, device manufacturers and marketing and distribution companies with which we have business relationships. To promote our brands, we will need to substantially increase our marketing expenditures. We have applied for registration in the United States of several of our trademark and service marks, including "AudibleListener", "Audible Hear, There, and Everywhere", AudibleReady" and "Who You Gonna Listen To". We cannot assure you that these trademarks and service marks will be granted.

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

      We face competition in all aspects of our business and we cannot assure you that we will be able to compete effectively. We compete for consumers of audio content with other Internet-based audio distributors and distributors of audio on cassette tape or compact disk. We compete with others for relationships with manufacturers of electronic devices with audio playback capabilities. The business of providing content over the Internet is experiencing rapid growth and is characterized by rapid technological changes, changes in consumer habits and preferences and the emergence of new and established companies. We compete with
(1) traditional and online retail stores, catalogs, clubs and libraries that sell, rent or loan audiobooks on cassette tape or compact disk, such as Audio Book Club, Borders, and Barnes & Noble, (2) Web sites that offer streaming access to spoken audio content using tools such as the RealPlayer or Windows Media Player, such as Yahoo!Broadcast.com, (3) other companies offering services similar to ours, such as Media Bay and (4) on-line and Internet portal companies such as America Online, Inc., Yahoo! Inc., and Microsoft Network, with the potential to offer audio content. Many of these companies have financial, technological, promotional and other resources that are much greater than those available to us and could use or adapt their current technology, or could purchase technology, to provide a service directly competitive with the Audible service.

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

      We believe that we are able to license premium audio content in part because our service has been designed to reduce the risk of unauthorized duplication and playback of audio files. If these security measures fail, our content may be vulnerable to unauthorized duplication playback. If others duplicate the content we provide without authorization, content providers may terminate their agreements with us and hold us liable for substantial damages. Although we maintain general liability insurance, including insurance for errors or omissions, we cannot assure you that the amount of coverage will be adequate to compensate us for these losses. Security breaches might also discourage other content providers from entering into agreements with us. We may be required to expend substantial money and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches.

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

      If the Internet fails to develop or develops more slowly than we expect as a commercial medium, our business may also grow more slowly than we anticipate, if at all. Our success will depend in large part on increasing use of the Internet. There are critical issues concerning the commercial use of the Internet which we expect to affect the development of the market for the Audible service, including:

      o the secure transmission of customer credit card numbers and other confidential information;

      o     the reliability and availability of Internet service providers;

      o     the cost of access to the Internet;

      o     the availability of sufficient network capacity; and

      o the ability to download audio content through computer security measures employed by businesses.

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

      If we fail to protect our intellectual property, we may be exposed to expensive litigation or risk jeopardizing our competitive position. The steps we have taken may be inadequate to protect our technology and other intellectual property. Our competitors may learn or discover our trade secrets or may independently develop technologies that are substantially equivalent or superior to ours. We rely on a combination of patents, licenses, confidentiality agreements and other contracts to establish and protect our technology and other intellectual property rights. We hold six patents and have filed five other patent applications. We also rely on unpatented trade secrets and know-how to maintain our competitive position. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and the diversion of our management and technical resources which would harm our business.

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

      Provisions of our agreement with Microsoft and of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of our company, even if a change in control would benefit our stockholders. These provisions include:

      o prior to discussing with anyone the sale of our company, we must notify Microsoft and Microsoft has a right to negotiate exclusively with us for 21 days to acquire our company. We are not obligated to accept any offer from Microsoft. If we do not reach agreement during this period, we may discuss with others the sale of our company;

      o our board of directors, without stockholder approval, may issue preferred stock on terms that they determine. This preferred stock could be issued quickly with terms that delay or prevent the change in control of our company or make removal of management more difficult. Also, the issuance of preferred stock may cause the market price of our common stock to decrease;

      o our board of directors is "staggered" so that only a portion of its members are elected each year;

      o if, during the first year following the investment by Microsoft, our Board of Directors approves a merger or similar transaction which indicates a per share value of our common stock of less than $4.00, each share of preferred stock issued to Microsoft Corporation shall be convertible into shares of our common stock at a special rate of 1 to 1.5. This provision may have the effect of making it more difficult for us to complete a merger or similar transaction. The special conversion provisions will lapse in the event that we receive proceeds from additional financings of $10 million or more.

      o only our board of directors, our chairman of the board, our president or stockholders holding a majority of our stock can call special stockholder meetings; and

      o special procedures which must be followed in order for stockholders to present proposals at stockholder meetings.

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

Item 7A. Quantitive and Qualitative Disclosure about Market Risk.

      See Item 7 for discussion.

Item 8. Financial Statements and Supplementary Data.

      The information required by Item 8 of Part II is incorporated herein by reference to the financial statements filed with this report; see Item 14 of
Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10. Directors and Executive Officers of the Company.

      The information required by Item 10 is hereby incorporated by reference from the Proxy Statement for our 2001 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

      The information required by Item 11 is hereby incorporated by reference from the Proxy Statement for our 2001 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required by Item 12 is hereby incorporated by reference from the Proxy Statement for our 2001 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

      The information required by Item 13 is hereby incorporated by reference from the Proxy Statement for our 2001 Annual Meeting of Stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)  Documents filed as part of the report:                       Page Number
                                                                     -----------

          (1) Independent Auditors' Report                                F-1

              Balance Sheets at December 31, 1999 and 2000                F-2

              Statements of Operations for the years ended
              December 31, 1998, 1999 and 2000                            F-3

              Statements of Stockholders' (Deficit) Equity
              for the years ended December 31, 1998, 1999
              and 2000                                                    F-4

              Statements of Cash Flows for the years ended
              December 31, 1998, 1999 and 2000                            F-5

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

          (3) Exhibits
              The following exhibits are filed or incorporated by reference, as stated below:

Exhibit Number             Description
--------------             -----------
3.1*      Amended and Restated Certificate of Incorporation of Audible

3.1.1*** Certificate of Designation of Designations, Limitations, Restrictions And Relative Rights of the Series A Convertible Preferred Stock of Audible, Inc.

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

10.21+* Agreement dated April 3, 1999 by and between Audible and Diamond Multimedia Systems, Inc.

10.22* Common Stock Purchase Warrant, issued April 22, 1999, to Microsoft Corporation

Exhibit Number             Description
--------------             -----------
10.23*    Employment Offer Letter from Audible to Guy Story dated September
          10, 1996

10.24*    Employment Offer Letter from Audible to Brian Fielding dated April
          25, 1997

10.25* Employment Offer Letter from Audible to Travis Millman dated September 29, 1997

10.26*    Employment Offer Letter from Audible to Andrew Kaplan dated May 25,
          1999

10.27** Employment Offer Letter from Audible to Thomas G. Baxter dated February 3, 2000

10.28** Warrant Agreement to purchase 10,000 Shares of Common Stock at a price of $7.65 per share, dated October 8, 1999, issued by Audible to National Public Radio, Inc.

10.29*    Common Stock Purchase Warrant, W-1, issued June 17, 1999, to Robin
          Williams

10.30*    Common Stock Purchase Warrant, W-2, issued June 17, 1999, to Robin
          Williams

10.31++# Securities Purchase Agreement dated January 30, 2000, by and between Audible and Amazon.com Commerce Services, Inc.

10.32++# Co-Branding, Marketing and Distribution Agreement dated January 30, 2000, by and between Audible and Amazon.com Commerce Services, Inc.

10.33*** Series A Convertible Preferred Stock Purchase Agreement by and between Audible Inc. and Microsoft Corporation dated as of February 8, 2001.

23.1***   Consent of KPMG LLP, Independent Accountants

-------------------------------------------------

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-76985

** Incorporated by reference from the Company's 10K/A for the period ended December 31, 1999

# Incorporated by reference from the Company's 10Q for the quarterly period ended September 30, 2000

***  Filed herewith.

+ Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application requesting Confidential Treatment under Rule 406 of the Securities Act of 1933.

++ Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application requesting Confidential Treatment under Rule 24 b-2 of the Securities Exchange Act of 1934.

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

                                  AUDIBLE, INC.


                                 By: /s/ Thomas G. Baxter
                                    -----------------------------------
                                         Thomas G. Baxter
                                      President and Chief Executive
                                               Officer

                                 Date: March 30, 2001
                                      ----------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons in the capacities and on the date indicated. Each person whose signature appears below in so signing also makes, constitutes, and appoints Thomas G Baxter and Andrew P. Kaplan, and each of them, his or her true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this report, with exhibits thereto and other documents in connections therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Name                                           Title                          Date
----                                           -----                          ----

       /s/ Thomas G.Baxter             President, Chief Executive         March 28, 2001
---------------------------------          Officer and Director
         Thomas G. Baxter              (Principal Executive Officer)

      /s/ Andrew P. Kaplan         Chief Financial Officer and Vice       March 28, 2001
---------------------------------       President, Finance and
        Andrew P. Kaplan                    Administration
                                   (Principal Financial Officer and
                                     Principal Accounting Officer)

    /s/  Donald R. Katz            Director and Chairman of the Board     March 28, 2001
---------------------------------
         Donald R. Katz

Name                                           Title                          Date
----                                           -----                          ----

  /s/  W. Bingham Gordon                     Director                   March 28, 2001
---------------------------------
       W. Bingham Gordon

   /s/  Winthrop Knowlton                    Director                   March 28, 2001
---------------------------------
        Winthrop Knowlton

     /s/  Richard Sarnoff                    Director                   March 30, 2001
---------------------------------
          Richard Sarnoff

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                         -----
Independent Auditors' Report...........................................   F-1
Balance Sheets at December 31, 1999 and 2000...........................   F-2
Statements of Operations for the years ended
 December 31, 1998, 1999 and 2000......................................   F-3
Statements of Stockholders' (Deficit) Equity
 for the years ended December 31, 1998, 1999 and 2000..................   F-4
Statements of Cash Flows for the years ended
 December 31, 1998, 1999 and 2000......................................   F-5
Notes to Financial Statements..........................................   F-6

                          Independent Auditors' Report

Board of Directors and Stockholders
Audible, Inc.:

      We have audited the accompanying balance sheets of Audible, Inc. as of December 31, 1999 and 2000, and the related statements of operations, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Audible, Inc. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

New York, New York
March 14, 2001

                                  AUDIBLE, INC.

                                 Balance Sheets

                                                                                                 December 31,
                                                                                         ----------------------------
                                        Assets                                               1999           2000
                                                                                         -------------  -------------
Current assets:
  Cash and cash equivalents............................................................  $ 12,030,392   $ 14,149,027
  Short-term investments...............................................................    24,404,004      1,957,733
  Interest receivable on short-term investments........................................       445,662         95,336
  Accounts receivable, net of allowance for doubtful accounts
       of $3,353 and $6,983 at December 31, 1999 and 2000, respectively ...............        50,890        193,752
  Royalty advances.....................................................................       652,342        847,396
  Prepaid expenses.....................................................................       672,526        464,133
  Inventory............................................................................            --        118,170
  Notes receivable due from stockholders...............................................       150,000         50,000
                                                                                         ------------   ------------
    Total current assets...............................................................    38,405,816     17,875,547
Property and equipment, net............................................................     1,423,003      2,818,792
Other assets...........................................................................        96,980         37,510
                                                                                         ------------   ------------
    Total assets.......................................................................  $ 39,925,799   $ 20,731,849
                                                                                         ============   ============

                   Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.....................................................................  $  1,513,492   $  1,754,440
  Accrued expenses.....................................................................     1,183,573      1,336,825
  Royalty obligations-current..........................................................       503,500        772,700
  Accrued compensation.................................................................       411,103      1,061,054
  Current maturities of obligations under capital leases...............................       263,320         47,187
  Advances-current.....................................................................       934,765        453,476
                                                                                         ------------   ------------
    Total current liabilities..........................................................     4,809,753      5,425,682

Deferred cash compensation.............................................................       177,762        211,065
Royalty obligations-noncurrent.........................................................        60,500        502,000
Advances-noncurrent....................................................................       252,174             --
Obligations under capital leases, net of current maturities............................        47,187             --

Stockholders' (deficit) equity:
  Common stock, par value $.01. Authorized 50,000,000 shares at December 31,
      1998 and 1999; 25,709,586 and 27,546,989 shares issued at December 31,
      1999 and 2000, respectively......................................................       257,096        275,470
  Additional paid-in capital...........................................................    68,969,417     92,196,174
  Deferred compensation................................................................      (725,764)    (1,034,024)
  Deferred services....................................................................            --    (10,833,334)
  Notes due from stockholders for common stock.........................................      (579,025)      (391,703)
  Treasury stock at cost: 532,350 and 536,505 shares of common stock at
   December 31, 1999 and 2000, respectively............................................      (142,015)      (143,061)
  Accumulated deficit..................................................................   (33,201,286)   (65,476,420)
                                                                                         ------------   ------------
    Total stockholders' equity.........................................................    34,578,423     14,593,102
                                                                                         ------------   ------------

Commitments and contingencies
    Total liabilities and stockholders' equity........................................   $ 39,925,799   $ 20,731,849
                                                                                         ============   ============

                See accompanying notes to financial statements.

                                  AUDIBLE, INC.

                            Statements of Operations

                                                                         Year ended December 31,
                                                      -------------------------------------------------------------
                                                              1998                   1999                 2000
                                                      -------------------  -------------------  -------------------
Revenue, net:
 Content and services...............................         $   132,357          $   477,675         $  2,519,345
 Hardware...........................................             243,733              313,627            1,273,117
 Other..............................................                  --              951,303              756,518
                                                             -----------          -----------         ------------
    Total revenue, net..............................             376,090            1,742,605            4,548,980
                                                             -----------          -----------         ------------

Operating expenses:
 Cost of content and services revenue...............             372,114              812,062            3,667,799
 Cost of hardware revenue...........................             555,575              307,395            2,571,994
 Production expenses................................           1,639,420            3,397,297            6,457,638
 Development........................................           1,641,458            2,680,108            4,444,531
 Write-down related to hardware business............             952,389                   --                   --
 Sales and marketing................................           1,453,196            6,108,988           16,052,207
 General and administrative.........................           1,838,365            3,015,227            5,548,085
                                                             -----------          -----------         ------------
  Total operating expenses..........................           8,452,517           16,321,077           38,742,254
                                                             -----------          -----------         ------------
    Loss from operations............................          (8,076,427)         (14,578,472)         (34,193,274)
                                                             -----------          -----------         ------------
Other (income) expense:
  Interest income...................................             (53,081)          (1,150,231)          (1,623,640)
  Interest expense..................................             114,728               48,070               21,810
                                                             -----------          -----------         ------------
    Total other (income) expense ...................              61,647           (1,102,161)          (1,601,830)
                                                             -----------          -----------         ------------
Loss before state income tax benefit................          (8,138,074)         (13,476,311)         (32,591,444)

State income tax benefit ...........................                  --                   --              316,310
                                                             -----------          -----------         ------------
Net loss........................................              $(8,138,074)        $(13,476,311)       $(32,275,134)
                                                             ===========          ===========         ============
Basic and diluted net loss per common share.........              $(1.15)              $(0.85)              $(1.21)
                                                             ===========          ===========         ============
Weighted average shares outstanding.................           7,096,945           15,890,528           26,643,589
                                                             ===========          ===========         ============

                See accompanying notes to financial statements.

                                  AUDIBLE, INC.

                 Statements of Stockholders' (Deficit) Equity

                                                                                                                  Notes due
                                                                                                                    from
                                                                                                                 stockholders
                                                     Common stock         Additional                                 for
                                                     ------------           paid-in     Deferred      Deferred      common
                                                Shares        Par Value     capital   compensation    services      stock
                                              ---------       ---------   ----------  ------------    --------    ----------
Balance at December 31, 1997.............     6,099,204       $  60,992    $ 694,832   $      --      $     --   $  (596,375)

Common stock repurchases.................            --              --           --          --            --       190,514
Common stock issued and reissued from
 treasury................................     1,283,901          12,839      451,451          --            --      (654,804)
Issuance of common stock for services
 rendered................................        11,250             113       16,137          --            --            --
Payments received on notes due from
 stockholders............................            --              --           --          --            --        20,507
Net loss.................................            --              --           --          --            --            --
                                             ----------        --------  -----------  ----------    -----------      --------
Balance at December 31, 1998.............     7,394,355          73,944    1,162,420          --            --    (1,040,158)

Common stock repurchases.................            --              --           --          --            --       143,882
Common stock issued and reissued from
 treasury................................       207,914           2,079       56,004          --            --       (61,200)
Deferred compensation related to common
 stock issued below fair market value....            --              --      907,214    (907,214)           --            --
Common stock issued in initial public
 offering, net of issuance costs.........     4,600,000          46,000   36,810,000          --            --            --
Conversion of redeemable convertible
 preferred stock upon initial public
 offering................................    13,400,985         134,010   28,585,116          --            --            --
Amortization of deferred compensation....            --              --           --     181,450            --            --
Amortization of warrants for services....            --              --    1,349,726          --            --            --
Cancellation of common stock issued for
 services rendered.......................            --              --           --          --            --            --
Exercise of common stock warrants........        93,832             938         (938)         --            --            --
Exercise of common stock options.........        12,500             125       99,875          --            --            --
Payments received on notes due from
 stockholders............................            --              --           --          --            --       378,451
Net loss.................................            --              --           --          --            --            --
                                             ----------        --------  -----------   ----------   -----------   -----------
Balance at December 31, 1999.............    25,709,586         257,096   68,969,417    (725,764)           --      (579,025)


Common stock repurchases.................            --              --           --          --            --          1,046
Deferred compensation related to stock
 options issued below fair market value..            --              --      870,000    (870,000)          --             --
Common stock issued in connection with
 Co-Marketing and Distribution agreement.     1,340,033          13,400   19,986,600          --   (20,000,000)          --
Common stock issued in connection with
 Co-Publishing and Distribution agreement.      169,780           1,698      998,302          --            --            --
Amortization of deferred compensation....            --              --           --     561,740            --            --
Amortization of deferred services........            --              --           --          --     9,166,666           --
Amortization of warrants for services....            --              --    1,243,445          --            --            --
Exercise of common stock warrants........       326,390           3,264       (3,264)         --            --            --
Exercise of common stock options.........         1,200              12        9,588          --            --            --
Reversal of initial public offering
 issuance costs..........................            --              --      122,086          --            --            --
Payments received on notes due from
 stockholders............................            --              --           --          --            --        186,276
Net loss.................................            --              --           --          --            --            --
                                             ----------        --------   -----------   ----------   ------------   -----------
Balance at December 31, 2000.............    27,546,989        $275,470  $92,196,174  $(1,034,024) $(10,833,334)  $  (391,703)
                                             ==========        ========  ===========   ==========   ============   ===========

                                  AUDIBLE, INC.

                  Statements of Stockholders' (Deficit) Equity

                                                          Treasury stock                                            Total
                                                          --------------                   Accumulated           stockholders'
                                                   Shares                Cost                deficit           (deficit) equity
                                                 ----------           ----------          -------------        ----------------
Balance at December 31, 1997.............                --           $       --          $ (11,586,901)       $ (11,427,452)

Common stock repurchases.................        (1,172,724)            (190,514)                    --                   --
Common stock issued and reissued from
 treasury................................         1,172,724              190,514                     --                   --
Issuance of common stock for services
 rendered................................                --                   --                     --               16,250
Payments received on notes due from
 stockholders............................                --                   --                     --               20,507
Net loss.................................                --                   --             (8,138,074)          (8,138,074)
                                                 ----------            ---------           ------------         ------------
Balance at December 31, 1998.............                --                   --            (19,724,975)         (19,528,769)

Common stock repurchases.................          (550,186)            (143,882)                    --                   --
Common stock issued and reissued from
 treasury................................            21,586                3,117                     --                   --
Deferred compensation related to common
 stock issued below fair market value....                --                   --                     --                   --
Common stock issued in initial public
 offering, net of issuance costs.........                --                   --                     --           36,856,000
Conversion of redeemable convertible
 preferred stock upon initial public
 offering................................                --                   --                     --           28,719,126
Amortization of deferred compensation....                --                   --                     --              181,450
Amortization of warrants for services....                --                   --                     --            1,349,726
Cancellation of common stock issued for
 services rendered.......................            (3,750)              (1,250)                    --               (1,250)
Exercise of common stock warrants........                --                   --                     --                   --
Exercise of common stock options.........                --                   --                                     100,000
Payments received on notes due from
 stockholders............................                --                   --                     --              378,451
Net loss.................................                --                   --            (13,476,311)         (13,476,311)
                                                 ----------            ---------           ------------         ------------
Balance at December 31, 1999.............          (532,350)            (142,015)           (33,201,286)          34,578,423


Common stock repurchases.................            (4,155)              (1,046)                    --                   --
Deferred compensation related to stock
 options issued below fair market value..                --                   --                     --                   --
Common stock issued in connection with
 Co-Marketing and Distribution agreement.                --                   --                     --                   --
Common stock issued in connection with
 Co-Publishing and Distribution agreement.               --                   --                     --            1,000,000
Amortization of deferred compensation....                --                   --                     --              561,740
Amortization of deferred services........                --                   --                     --            9,166,666
Amortization of warrants for services....                --                   --                     --            1,243,445
Exercise of common stock warrants........                --                   --                     --                   --
Exercise of common stock options.........                --                   --                                       9,600
Reversal of initial public offering
 issuance costs..........................                --                   --                     --              122,086
Payments received on notes due from
 stockholders............................                --                   --                     --              186,276
Net loss.................................                --                   --            (32,275,134)         (32,275,134)
                                                 ----------            ---------           ------------         ------------
Balance at December 31, 2000.............          (536,505)           $(143,061)          $(65,476,420)        $ 14,593,102
                                                 ==========            =========           ============         ============

                See accompanying notes to financial statements.

                                  AUDIBLE, INC.

                            Statements of Cash Flows

                                                                        -------------------------------------------
                                                                                  Year ended December 31,
                                                                        -------------------------------------------

                                                                            1998           1999           2000
                                                                        -------------  -------------  -------------
Cash flows from operating activities:
 Net loss.............................................................   $(8,138,074)  $(13,476,311)  $(32,275,134)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization.......................................       681,076        479,907      1,367,348
  Gain on disposal of property and equipment..........................            --             --         (7,560)
  Services rendered for common stock and warrants.....................        16,250      1,349,726     10,410,111
  Noncash compensation charge.........................................            --        181,450        561,740
  Cancellation of common stock issued for
    services rendered.................................................            --         (1,250)             --
  Deferred cash compensation..........................................        37,810         10,444         33,303
  Write-down of inventory.............................................       656,740             --             --
  Impairment loss on equipment........................................       181,151             --             --
  Changes in assets and liabilities:
    Interest receivable on short-term investments.....................            --       (445,662)       350,326
    Accounts receivable, net..........................................        (6,742)       (42,374)      (142,862)
    Royalty advances..................................................       (47,443)       123,060       (195,054)
    Advance to manufacturer...........................................       350,000             --             --
    Prepaid expenses..................................................        16,565       (569,610)       208,393
    Inventory.........................................................      (545,822)       129,535       (118,170)
    Other assets......................................................         7,145          9,173         59,470
    Accounts payable..................................................       110,185      1,030,521        240,948
    Accrued expenses..................................................         4,079        975,055        275,338
    Royalty obligations...............................................        78,250         17,000        710,700
    Accrued compensation..............................................        51,628        147,868        649,951
    Advances..........................................................     1,500,000       (313,061)      (733,463)
                                                                         -----------    -----------   ------------
     Net cash used in operating activities............................    (5,047,202)   (10,394,529)   (18,604,615)
                                                                         -----------    -----------   ------------

Cash flows from investing activities:
 Purchases of property and equipment..................................        (3,907)    (1,505,073)    (2,763,137)
 Proceeds from disposal of property and equipment.....................            --             --          7,560
 Purchases of short-term investments .................................            --    (61,268,261)   (25,462,949)
 Redemptions of short-term investments ...............................            --     36,864,257     47,909,220
 Note receivable (issued to) repaid by stockholder....................            --        (50,000)       100,000
                                                                         -----------    -----------   ------------
     Net cash (used in) provided by investing activities..............        (3,907)   (25,959,077)    19,790,694
                                                                         -----------    -----------   ------------

Cash flows from financing activities:
 Proceeds from issuance of Series D redeemable
  convertible preferred stock, net of issuance costs..................    15,347,009        994,472            --
 Proceeds from initial public offering, net of issuance costs.........            --     36,856,000            --
 Proceeds from the sale of common stock...............................            --             --      1,000,000
 Payments received on notes due from stockholders for
  common stock........................................................        20,507        378,451        186,276
 Proceeds from exercise of common stock options.......................            --        100,000          9,600
 Payment of principal on obligations under capital leases.............      (436,294)      (471,224)      (263,320)
                                                                         -----------    -----------   ------------
     Net cash provided by financing activities........................    14,931,222     37,857,699        932,556
                                                                         -----------    -----------   ------------
     Increase in cash and cash equivalents............................     9,880,113      1,504,093      2,118,635
Cash and cash equivalents at beginning of year........................       646,186     10,526,299     12,030,392
                                                                         -----------    -----------   ------------
Cash and cash equivalents at end of year..............................   $10,526,299    $12,030,392   $ 14,149,027
                                                                         ===========    ===========   ============

See note 18 for supplemental disclosure of cash flow information

                See accompanying notes to financial statements.

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

(1)   Description of Business and Business Conditions

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

      The Company has experienced recurring net losses of $8,138,074, $13,476,311 and $32,275,134 during the years ended December 31, 1998, 1999, and
2000. As a result of these losses, the Company's cash, cash equivalent and short-term investment balances have declined to $16,106,760 in the aggregate as of December 31, 2000. In response to these conditions, management of the Company has established a business plan that, together with the recent Microsoft Corporation (Microsoft) investment of $10,000,000 (see note 5) are designed to enable the Company to meet its anticipated cash requirements into the first quarter of 2002. In the future, the Company will need to raise additional funds through public or private financing, or other arrangements. No assurance can be given that such additional financing, when needed, will be available on terms favorable to the Company or to the stockholders, if at all.

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

(3)   Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying financial statements retroactively reflect the effect of a 3 for 2 common stock split in the form of a stock dividend declared and paid by the Company effective May 26, 1999 to common stockholders of record at the close of business on May 26, 1999. Accordingly, all common share and per share data has been adjusted to reflect such split.

Reclassifications

      Certain items in the 1998 and 1999 financial statements have been reclassified to conform to the 2000 presentation.

Revenue Recognition

      Content revenue from the sale of individual content titles is recognized in the period when the content is downloaded and the customer's credit card is processed. Content revenue from the sale of content subscriptions is recognized pro rata over the term of the subscription period. The Company sells coupons for the purchase of content at a discount which are generally redeemed at the time of purchase. Content returns, allowances, and rebates are recorded as a reduction of revenue. Service revenue is recognized as services are performed and consists of audio production and hosting services. Hardware revenue is recognized upon shipment. Under multiple element arrangements, fair value is allocated to the elements based on prices charged when the elements

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

are sold separately. If there are undelivered elements, fair value of the undelivered element is deferred and revenue is recognized on the delivered elements using the residual method.

      Other revenue for the year ended December 31, 2000 relates to fees billed and recognized for licensing under agreements with Microsoft (see note 8). Total revenues attributable to Microsoft represented 55% and 17%, respectively, of total revenue for the years ended December 31, 1999 and 2000, respectively. No single customer accounted for more than 10% of revenue in 1998.

Cash Equivalents

      The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents at December 31, 1999 and 2000 were $11,474,215 and $14,107,270, respectively, and consisted primarily of investments in treasury bill and government agency notes with maturities of less than three months.

Short-Term Investments

      The Company's short-term investments consist of Treasury Bills and other government-backed agency notes with a maturity of one year or less. Since the Company holds these notes until maturity, interest is recognized and accrued pro rata over the term of the investment. Short-term investments at December 31, 1999 and 2000 were $24,404,004 and $1,957,733, respectively. Interest receivable on short-term investments was $445,662 and $95,336 at December 31, 1999 and 2000, respectively.

Allowance for Doubtful Accounts

      The activity in the allowance for doubtful accounts during the years ended December 31, 1998, 1999 and 2000 was as follows:

     Balance at December 31, 1997          $ 4,556

     Provisions                             17,011
     Less: Write-offs                          524
                                           -------
     Balance at December 31, 1998           21,043

     Provisions                              1,288
     Less: Write-offs                       18,978
                                           -------
     Balance at December 31, 1999            3,353

     Provisions                             64,889
     Less: Write-offs                       61,259
                                           -------
     Balance at December 31, 2000          $ 6,983
                                           =======

Royalties

      Royalty advances and the corresponding royalty obligations represent payments made and payments to be made to various content providers pursuant to minimum guarantees under their royalty agreements, net of royalties expensed. These agreements give the Company the right to sell digital audio content over the Internet. The royalty obligations recorded in the accompanying balance sheets are classified between current and noncurrent based on the payment terms specified in the agreements. These payments are being amortized on a straight-line basis over the term of the royalty agreements or are expensed as royalties are earned by the content providers under the agreements, whichever is sooner. In addition, the Company periodically adjusts the balance of these

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

payments to reflect their estimated net realizable value. Royalty expense is included in cost of content and services revenue in the accompanying statements of operations.

Cost of Content and Services Revenue

      Cost of content and services revenue includes amortization of guaranteed royalty obligations expensed straight-line over the term of the royalty agreement, earned royalties on sales of content as specified by the terms of the content agreements, periodic net realizable value adjustments to royalty advances, amortization of warrants issued to content providers in connection with content agreements, and all other non-recoupable content costs. Cost of content and services revenue for the years ended December 31, 1998, 1999 and 2000 was as follows:

                                                                   Year ended December 31,
                                                   -----------------------------------------------
                                                      1998              1999              2000
                                                   -----------       ------------     ------------
Amortization of minimum guarantees............       $348,561          $590,699          $936,426
Earned royalties..............................         23,553            75,095           507,868
Net realizable value adjustment...............            ---           146,268           870,963
Amortization of warrants issued to providers..            ---               ---           395,893
Other content costs (see note 17).............            ---               ---           956,649
                                                     --------          --------        ----------
                                                     $372,114          $812,062        $3,667,799
                                                     ========          ========        ==========

Inventory

      Inventory is stated at the lower of cost, principally using the first-in, first-out method, or market (net realizable value). Inventory consisted of Audible MobilePlayers and accessories to the Audible MobilePlayers as of December 31, 1998. The Company discontinued manufacturing its Audible MobilePlayer in 1999 and, accordingly, had no inventory on hand as of December 31, 1999. As of December 31, 2000, inventory consists of AudibleReady digital audio players manufactured by third party manufacturers. The Company recorded a charge of $286,603 in 1998 to write down inventory to market value. This charge is included in cost of hardware revenue in the accompanying 1998 statements of operations. The 1998 write-down is in addition to the write- down to net realizable value discussed in note 6.


Stock-Based Compensation

      The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB Opinion No. 25," in accounting for its stock-based compensation, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value-based method of accounting for stock-based compensation and requires proforma disclosure of net loss and net loss per common share as if the fair value-based method of accounting for stock-based compensation, as defined in SFAS No. 123, had been applied. Compensation expense, if any, is recognized on a straight-line basis over the vesting term.

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

Property and Equipment

      Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which are three years for computer server and Web site equipment, and two years for office furniture and equipment, and studio equipment.

      Leasehold improvements are amortized on a straight-line basis over the lease term or the estimated useful life of the improvement, whichever is shorter.

      Maintenance and repairs are expensed as incurred.

Stock and Equity Instruments Issued for Goods and Services

      The Company accounts for stock issued to nonemployees for goods and services based on the fair value of the goods or services received or the fair value of the stock issued, whichever is more reliably measurable. The Company accounts for warrants issued to nonemployees for goods and services in accordance with the Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

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

Development

      Development expenses are expensed as incurred. Included in development are costs incurred to develop the Audible MobilePlayer, the Company's Web site, AudibleManager, which is the software that enables customers to download content from the Company's Web site, and various AudibleReady third party player formats.

Production Expenses

      Production expenses are expensed as incurred and consist primarily of personnel and outsourced costs to support the Company's infrastructure and systems including its Web site, internal data communications, audio production activities and acquisition of content.

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

Advertising Expenses

      The Company expenses the costs of advertising and promoting its products and services as incurred. These costs are included in sales and marketing in the accompanying statements of operations and totaled $407,472, $2,226,476 and $2,113,850 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

      Basic and diluted net loss per common share for the years ended December 31, 1998, 1999 and 2000 does not include the effects of warrants to purchase 675,001, 1,410,954 and 1,878,654 shares of common stock, respectively; warrants to purchase 94,904, 0 and 0 shares of preferred stock, respectively (adjusted for the common stock split); options to purchase 0, 1,448,600 and 5,365,900 shares of common stock, respectively; and 8,684,000, 0 and 0 shares of convertible preferred stock on an "as-if" converted basis, respectively; as the effect of their inclusion is antidilutive during each period.

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

Fair Value of Financial Instruments

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. At December 31, 1999 and 2000, the fair values of these financial instruments approximated their carrying value due to the short-term nature of these instruments.

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

New Accounting Standards

      In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 in 2000 did not have a material effect on the Company's financial position, results of operations or cash flows.

      In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Certain EITF Issues were also adopted by the Company during the fourth quarter of 2000, consistent with the implementation date of SAB 101, including EITF 00-21, "Accounting for Multiple-Element Revenue Arrangements," ETIF 00-14, "Accounting for Certain Sales Incentives", and EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The adoption of SAB 101 and these EITF Issues did not have a material effect on the Company's financial position, results of operations or cash flows. As a result of these adoptions, the Company has reclassified hardware revenue, cost of hardware revenue and marketing expenses related to its sales of third party hand-held electronic devices for the nine months ended September 30, 2000. This reclassification had no impact on the Company's net loss for any quarter as hardware revenue increased by $618,469, cost of hardware revenue increased by $1,513,469 and marketing expenses decreased by $895,000 for the nine months ended September 30, 2000 (see note 19). There were no similar sales of third party handheld electronic devices in 1999 or 1998.

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

(4)   Stockholders' (Deficit) Equity

Common Stock

      In 1998, the Company increased the number of shares of common stock authorized from 12,000,000 to 16,000,000. In April 1999, the Company increased the number of common stock authorized from 16,000,000 to 50,000,000. At December 31, 1999 and 2000, the Company had 25,709,586, and 27,546,989, respectively, common stock shares issued. Additionally, at December 31, 1999 and 2000, the Company had 2,859,554 and 7,244,554, respectively, common shares reserved for common stock warrants and options. All shares of preferred stock were converted into 13,400,985 shares of common stock at the closing of the Company's IPO.

      In January 2000, the Company issued 1,340,033 shares of common stock in connection with two agreements with Amazon.com (see note 16). In May 2000, the Company issued 169,780 shares of common stock in connection with an agreement with Random House, Inc. (see note 17).

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

      A summary of common stock issued under Stock Restriction Agreements follows:

                                                                      Number of           Weighted average
                                                                        Shares              issue price
                                                                     ------------       -------------------

  Balance at December 31, 1997....................................      6,099,204

  Issued for notes................................................      2,456,625               $.27
  Issued in exchange for services.................................         11,250           Fair value of
                                                                                          services--$16,250
  Repurchased.....................................................     (1,172,724)              $.16
                                                                       ----------
  Balance at December 31, 1998....................................      7,394,355

  Cancellation of common stock issued for services................         (3,750)          Fair value of
                                                                                          services--($1,250)
  Issued for notes................................................        229,500               $.27
  Repurchased.....................................................       (550,186)              $.26
                                                                       ----------
  Balance at December 31, 1999....................................      7,069,919

  Repurchased.....................................................         (4,155)              $.25
                                                                       ----------
  Balance at December 31, 2000....................................      7,065,764
                                                                       ==========

      In March 1999, the Company issued common shares to employees at a price less than the fair value of the stock at the time of issuance. These shares, which are subject to vesting over four years, were paid for by full recourse promissory notes executed by the employees. The difference between the fair value and the issuance price of these common shares of $907,214 was recorded as deferred compensation, a component of stockholders' equity, and is being recorded as an expense straight-line over the vesting term.

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

In February 2000, the Company offered 100,000 common shares to its new Chief Executive Officer (CEO) in connection with his offer of employment at five dollars per share less than the fair value of the stock. The Company recorded $500,000 as deferred compensation in February 2000 and was recording the compensation expense straight-line over the vesting term. The offer to purchase these shares was rescinded in August 2000, and the CEO did not purchase any of the offered shares. In August 2000, the Company issued to its CEO 500,000 options at an exercise price equal to the fair value of the common stock at the time of issuance. The Company is recording the original compensation expense over the vesting term of the new option grant and will account for 100,000 of the 500,000 newly issued options as replacement options using variable accounting by adjusting the compensation associated with these 100,000 options based on the closing price of the Company's stock in accordance FIN 44. In March 2000, the Company issued 370,000 options to purchase shares of common stock to employees at $1.00 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over four years. The difference between the fair value and the issue price of these options of $370,000 was recorded as deferred compensation, and is being recorded as an expense straight-line over the vesting term.

      During the years ended December 31, 1999 and 2000, $181,450 and $561,740, respectively, of compensation expense was recognized related to these transactions.

Employee Stock Incentive Plan

      In April 1999, the Company established the 1999 Stock Incentive Plan (the
Plan) which permits up to 9,000,000 shares of common stock to be issued under the Plan. The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards. The majority of the options granted vest over a fifty month period and expire ten years from the date of the grant.

      A summary of the stock option activity under the Plan is as follows:

                                                               Exercise Price Per       Weighted Average
                                           Number of Shares           Share              Exercise Price
                                           ---------------      ----------------          ---------------
Balance, December 31, 1998                        --                  --                         --
Granted                                       1,501,100          $2.00 - $15.38                $9.65
Canceled                                        (40,000)         $8.00                         $8.00
Exercised                                       (12,500)         $8.00                         $8.00
                                              ---------
Balance, December 31, 1999                    1,448,600          $2.00 - $15.38                $9.71

Granted                                       4,575,500          $0.44 - $40.00               $10.61
Canceled                                       (657,000)         $1.25 - $40.00               $21.74
Exercised                                        (1,200)         $8.00                         $8.00
                                              ---------
Balance, December 31, 2000                    5,365,900          $0.44 - $15.88                $9.01
                                              =========

Exercisable:
                   December 31, 2000            441,293          $1.25                         $ 1.25
                                                396,905          $2.00 - $ 8.00                $ 7.37
                                                627,245          $9.12 - $15.88                $12.91
                                              ---------
                                              1,465,443          $1.25 - $15.88                $ 7.90
                                              =========

                                 AUDIBLE, INC.

                          Notes to Financial Statements
                       December 31, 1998, 1999 and 2000


     A summary of the total stock options outstanding as of December 31, 2000 is as follows:

                                                                 Weighted Average
                         Exercise Price    Weighted Average         Remaining
  Number of Options        Per Share        Exercise Price       Contractual Life
        960,250          $0.44 - $ 1.91           $ 1.22             9.66 years
      1,537,400          $2.00 - $ 8.00           $ 6.84             8.90 years
      2,868,250          $9.12 - $15.88           $12.78             8.99 years
      ---------          --------------           ------             ----------
      5,365,900          $0.44 - $15.88           $ 9.01             9.08 years
      =========          ==============           ======             ==========


      The Company has computed the proforma disclosures required under SFAS No. 123 for all stock options granted in 1999 and 2000 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

      The assumptions used and the weighted-average information for the years then ended are as follows:

                                                                             December 31,
                                                                        ------------------------
                                                                           1999          2000
                                                                         -------        -------
Risk-free interest rate..........................................           6.00 %       6.00 %
Expected dividend yield..........................................            ---          ---
Expected lives...................................................         7 years       7 years
Expected volatility..............................................            70%          126%
Weighted-average grant date fair value of options granted during
   the year .....................................................         $ 7.81        $ 9.87

      The effect of applying SFAS No. 123 would be as follows:

                                                 1999                2000
                                            -------------        -------------
Net loss:
  As Reported...........................    $(13,476,311)         $(32,275,134)

  Pro Forma ............................    $(14,412,428)         $(43,329,652)

Basic and diluted net loss per common:
  As Reported...........................         $ (0.85)              $ (1.21)

  Pro Forma ............................         $ (0.91)              $ (1.63)

      At December 31, 2000, 3.6 million shares of common stock were available for future grants under the Plan.

Warrants

      In 1998, in connection with obtaining a line of credit from a bank, the Company issued warrants to its bank to purchase 7,500 shares of Series D convertible preferred stock which have an exercise price of $4.00 per share and expire on April 5, 2003. Using a Black-Scholes option model, the fair value of the warrants issued in 1998 was insignificant on the date of grant.

      In April 1999, in connection with an amendment to the agreement with Microsoft (see note 8), the Company issued Microsoft a warrant to purchase 100,000 shares of common stock at the IPO price of $9.00 per share which expires November 18, 2003.

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

      In June 1999, in connection with a services agreement (see note 9), the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three-year period. The agreement allows for an additional warrant to purchase 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year, also subject to vesting. The warrants expire on June 16, 2009.

      In July 1999, in connection with a content provider agreement, the Company issued a warrant to purchase 4,000 shares of common stock at the IPO price of $9.00 per share, which expires July 16, 2003.

      In November 1999, in connection with a content provider agreement, the Company issued a warrant to purchase 10,000 shares of common stock at 85% of the IPO price of $9.00 per share, or $7.65 per share which expire May 20, 2003.

      In May 2000, in connection with a agreement with Random House, Inc. the Company issued 878,333 warrants with a price range of $5.89 to $50.00 and a weighted average exercise price of $10.29, which expire May 5, 2007.

      In June 2000, in connection with a content provider agreement, the Company issued a warrant to purchase 10,000 shares of common stock at a price of $4.68 per share, which expires June 1, 2007.

      In June 2000, in connection with a content provider agreement, the Company issued a warrant to purchase 1,008 shares of common stock at a price of $4.69 per share, which expires June 1, 2005.

      In June 2000, in connection with a content provider agreement, the Company issued a warrant to purchase 1,500 shares of common stock at a price of $4.88 per share, which expires June 5, 2005.

      In July 2000, in connection with a content provider agreement, the Company issued a warrant to purchase 10,000 shares of common stock at a price of $4.31 per share, which expires July 10, 2007.

      In July 2000, in connection with a services agreement, the Company issued a warrant to purchase 1,000 shares of common stock at a price of $4.00 per share, which expires July 31, 2005.

      In November 2000, in connection with a content provider agreement, the Company issued a warrant to purchase 5,000 shares of common stock at a price of $1.03 per share, which expires November 13, 2007.

      The relative fair values of warrants issued in exchange for services were determined in accordance with EITF Issue No. 96-18 and are being recognized as an expense over the periods in which services are being performed. For the years ended December 31, 1998, 1999 and 2000, $0, $1,349,726 and $1,243,445 was
recognized as expense related to warrants, as follows:


                                               1998           1999           2000
                                               ----           ----           ----
   Cost of content and services revenue     $      --     $   11,731      $  347,941

   Production expenses                             --        156,835         268,860

   Sales and marketing expenses                    --      1,181,160         568,570

   General and administrative                      --             --          58,074
                                            ----------   -----------       ---------
                                            $      --     $1,349,726      $1,243,445
                                            ==========   ===========     ===========

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

      A summary of the warrant activity for the years ended December 31, 1998, 1999, and 2000 is as follows (all preferred stock warrants were converted into common stock warrants on the IPO date and accordingly, are reflected below retroactively showing the effect of the common stock split):

                                                                                                     Weighted Average
                                              Number of Warrants      Exercise Price Per Share        Exercise Price

Balance, December 31, 1997                           762,405              $1.79 - $  4.00                   $ 3.79

Issued                                                 7,500              $2.67                             $ 2.67
                                                   ---------
Balance, December 31, 1998                           769,905              $1.79 - $  4.00                   $ 3.78

Issued                                               764,000              $0.01 - $  9.00                   $ 6.56
Exercised                                           (122,951)             $1.79 - $  4.00                   $ 3.63
                                                  ---------
Balance, December 31, 1999                         1,410,954              $0.01 - $  9.00                   $ 5.30

Issued                                               906,841              $1.03 - $ 50.00                   $10.08
Exercised                                           (439,141)             $1.79 - $  4.00                   $ 2.96
                                                   ---------
Balance, December 31, 2000                         1,878,654              $0.01 - $ 50.00                   $ 7.98
                                                  =========

Exercisable:
 December 31, 2000                                   150,000              $0.01                             $ 0.01
                                                     592,259              $4.00 - $  5.89                   $ 5.22
                                                     426,500              $7.65 - $  9.00                   $ 8.24
                                                 ----------
                                                   1,168,759              $0.01 - $  9.00                   $ 5.65
                                                 ==========

      A summary of the total stock warrants outstanding as of December 31, 2000 is as follows:

                                                                           Weighted                 Weighted Average
                                                                           Average                  Remaining Contractual
          Number of Warrants            Exercise Price Per Share           Exercise Price           Life
               150,000                     $ 0.01                             $ 0.01                     8.46 years
               836,321                     $ 1.03 - $ 5.89                    $ 5.35                     6.51 years
               664,000                     $ 7.65 - $ 9.00                    $ 8.15                     7.23 years
               228,333                     $10.00 - $50.00                    $22.34                     6.26 years
            ----------                     ---------------                    ------                     ----------
             1,878,654                     $ 0.01 - $50.00                    $ 7.98                     6.89 years
            ==========                     ===============                    =======                    ==========

      The warrants exercised in 1999 and 2000 were exercised through cashless transactions in accordance with the warrant agreements. Accordingly, the number of common stock shares issued as result of these exercises was 93,832 and 326,390, respectively.

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

(5)   Redeemable Convertible Preferred Stock

Series A

      In December 1995, the Company authorized 1,350,000 shares of Series A convertible preferred stock, which was subsequently decreased in March 1997 to 1,068,000. In 1995, the Company issued 534,000 shares of Series A convertible preferred stock at $.75 per share for net proceeds of $389,189. Each holder of outstanding shares of Series A convertible preferred stock had voting rights equal to the number of shares of common stock into which the shares of Series A convertible preferred stock were convertible, which was a 3 for 2 share basis.

      Stockholders of the Series A convertible preferred stock were entitled to receive dividends, when and if declared by the Board of Directors, at an annual rate of $.075 per share. Such dividends were not cumulative.

      If a dividend or other distribution was declared on any shares of Series B, Series C or Series D convertible preferred stock, the Board of Directors had to simultaneously declare a dividend or distribution on Series A convertible preferred stock, based on the relative aggregated liquidation value of the outstanding shares of Series A, Series B, Series C and Series D convertible preferred stock, so that the outstanding shares of Series A, Series B, Series C and Series D convertible preferred stock would participate equally with each other.

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

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

Series D

      In February 1998, the Company authorized 1,375,000 shares of Series D convertible preferred stock, which was subsequently increased to 4,375,000 in December 1998. During 1998, the Company issued an aggregate of 3,850,000 shares of Series D convertible preferred stock at $4.00 per share for aggregate net proceeds of $15,347,009. During 1999, the Company issued 250,000 shares of Series D convertible preferred stock at $4.00 per share, for net proceeds of $994,472. Each holder of outstanding shares of Series D convertible preferred stock had voting rights equal to the number of shares of common stock into which the Series D convertible preferred stock were convertible, which was a 3 for 2 share basis.

      Stockholders of Series D convertible preferred stock were entitled to receive dividends, when and if declared by the Board of Directors, at an annual rate of 10% of the initial Series D convertible preferred stock value ($4.00 per share). Such dividends were not cumulative.

      No dividends were declared on any series of the preferred stock.

Automatic Conversion

      At the closing of the Company's IPO on July 15, 1999, all shares of Series A convertible preferred stock, Series B convertible preferred stock, Series C convertible preferred stock, and Series D convertible preferred stock were automatically converted into 13,400,985 shares of common stock.

Microsoft Investment

      On February 8, 2001, Microsoft purchased 2,666,666 shares of Audible Series A Redeemable Convertible Preferred stock for $10,000,000 at a per share price of $3.75. Each share of preferred stock may be converted into four shares of Common Stock, (equivalent to a price of $.9375 per share), subject to adjustment under certain conditions. The Series A Redeemable Convertible Preferred stock is convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at a annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, Audible is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends.

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

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

(7)   Property and Equipment

      Property and equipment at December 31, 1999 and 2000 consists of the following:

                                                                                   December 31,
                                                                      --------------------------------------
                                                                            1999                2000
                                                                      -----------------  -------------------
Studio equipment.................................................         $  385,732           $  631,134
Computer server and Web site equipment...........................          1,603,946            2,761,900
Office furniture and equipment...................................            590,657            1,132,743
Leasehold improvements...........................................             93,829              789,046
                                                                          ----------           ----------
                                                                           2,674,164            5,314,823
Less accumulated depreciation and amortization...................          1,251,161            2,496,031
                                                                          ----------           ----------
                                                                          $1,423,003           $2,818,792
                                                                          ==========           ==========

      Property and equipment includes equipment under capital leases. Depreciation and amortization expense on property and equipment, including equipment under capital leases, totaled $655,711, $479,907 and $1,367,348 in 1998, 1999 and 2000, respectively.

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

      Microsoft advanced Audible $1,500,000 in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. The Company has allocated $50,000 of this advance to certain development work that will be recognized as a reduction of research and development expense upon its completion. The remaining $1,450,000 of this advance is being recognized as revenue on a straight line basis beginning in the quarter ended June 30, 1999 through the initial term of the agreement which ends in the second quarter of 2001. During the years ended December 31, 1999 and 2000, $441,304 and $756,518, respectively, of this advance was recognized and is recorded as other revenue on the accompanying 1999 and 2000, statement of operations.

      Audible will pay Microsoft a royalty on content licensed and distributed by Audible to each end user that accesses its content using the developed software. Royalties will be recognized during the period that the related content revenue is earned. Through December 31, 2000, Audible had not recognized any royalties under this agreement.

      Also under the agreement, during the year ended December 31, 1999, Audible
(i) has performed technology integration services for which the Company has recognized other revenue of $200,000, (ii) has delivered a license for certain technology rights for which the Company has recognized other revenue of $250,000, and (iii) has delivered 300 Audible MobilePlayers for which the Company recognized hardware revenue of $50,000. Microsoft has options under the agreement to acquire additional rights and licenses and extend the term of the agreement for additional financial consideration.

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

      In April 1999, in connection with an amendment to the agreement with Microsoft, the Company issued to Microsoft a warrant which expires November 18, 2003 to purchase 100,000 shares of common stock at the IPO price of $9.00 per share. The fair value of this warrant was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the same period as the $1,450,000 advance described above. During the years ended December 31, 1999 and 2000, respectively, $156,835 and $268,860, respectively, was recorded as a production expense related to this agreement with the non-cash credit for services to additional paid-in-capital in the statement of stockholders' equity.

(9)   Services Agreement

      In June 1999, in connection with a services agreement, the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three-year period. The agreement allows for an additional warrant to purchase 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year, also subject to vesting. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the initial term of the service agreement of three years, except that 250,000 of the warrants are accounted for using variable plan accounting, and compensation costs will vary each accounting period until the final measurement date. During the year ended December 31, 1999 and 2000, $1,181,160 and $568,570, respectively, was recorded as a marketing expense related to this agreement with the non-cash credit for services to additional paid-in capital in the 1999 and 2000 statement of stockholders' equity. In addition to the warrants, the agreement also allowed for the purchase of 150,000 shares of common stock at the IPO price of $9.00 per share on the IPO date.

(10)  Income Taxes

      There is no provision for income tax expense in 1998, 1999 or 2000 due to the Company's net losses in each of the years. As a result of selling certain of its New Jersey state income tax loss benefits for cash, the Company realized $316,310 in state income tax benefit during the year ended December 31, 2000.

      The difference between the actual income tax provision and that computed by applying the U.S. federal income tax rate of 34% to pretax loss is summarized below:

                                                                      Year ended December 31,
                                                  ---------------------------------------------------------------
                                                          1998                  1999                 2000
                                                  --------------------  --------------------  -------------------
  Computed "expected" tax benefit.............        $(2,766,945)          $(4,581,946)        $(11,081,091)
  Decrease (increase) in tax benefit resulting from:
    State tax benefit, net of federal benefit                  --                    --             (208,765)
    Increase in the federal valuation allowance         2,765,000             4,578,000           10,963,000
    Other, net..................................            1,945                 3,946               10,546
                                                      -----------            ----------          -----------

                                                       $      --             $       --          $  (316,310)
                                                       ===========           ==========          ===========

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1999 and 2000 are as follows:

                                                                             December 31,
                                                              ------------------------------------------
                                                                      1999                  2000
                                                              --------------------  --------------------
Deferred tax assets:
 Net operating loss carryforwards...........................           $10,413,000           $24,758,000
 Capitalized start-up costs.................................               886,000               573,000
 Capitalized research and developmental costs...............             1,985,000             1,507,000
 Book depreciation in excess of tax depreciation............               246,000               538,000
 Deferred compensation and accrued vacation.................               145,000               247,000
 Advances...................................................               455,000                18,000
 Other, net.................................................               119,000               107,000
                                                                        ----------           -----------
  Total deferred tax assets.................................            14,249,000            27,748,000
                                                                        ----------           -----------
    Less valuation allowance:................................
    Federal.................................................            11,267,000            22,230,000
    State...................................................             2,982,000             5,518,000
                                                                        ----------           -----------
  Total valuation allowance:................................            14,249,000            27,748,000
                                                                        ----------           -----------
  Net deferred taxes........................................            $       --           $        --
                                                                        ==========           ===========

      In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Based on the Company's historical net losses, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance has been recorded on the deferred tax assets as of December 31, 1999 and 2000.

      As of December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $58,577,000 which begin to expire in 2010 if not used to offset future taxable income. The Company has experienced certain ownership changes which, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, may result in an annual limitation on the Company's ability to utilize its net operating losses in the future.

(11)  Related-party Transactions

      The Company had an agreement with Flextronics to manufacture the Audible MobilePlayer. The chief executive officer of Flextronics is also a principal of one of the Company's stockholders. The Company terminated this agreement in 1999 in connection with the decision to discontinue manufacturing the Audible MobilePlayer (see note 6).

      Notes receivable due from stockholders of $150,000 at December 31, 1999 reduced to $50,000 at December 31, 2000 (due to repayment) bear interest at 5.42% annually. The remaining principal amount plus accrued interest is due on March 27, 2001. The stockholder has pledged 12,500 shares of common stock as security under the remaining promissory note.

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

(12)  Commitments

Lease Obligations

      The Company entered into a capital lease line of credit with Comdisco, Inc., whereby the Company may lease up to $1,750,000 of equipment. The Company has leased $1,240,585 of equipment under this capital lease line as of December 31, 1999. The Company has operating leases on its office space. Future minimum lease obligations under these lease arrangements are as follows:

                                                                       Capital             Operating
                                                                       leases                leases
                                                                -------------------  --------------------
Year ending December 31:
    2001......................................................             $ 48,271              $383,058
    2002......................................................                   --               384,638
    2003......................................................                   --                64,106
                                                                           --------            ----------
       Total future minimum lease payments....................               48,271              $831,802
                                                                                               ==========
    Less amount representing interest (8% to 11.5%)...........                1,084
                                                                           --------
       Present value of obligations under capital leases......               47,187
    Less current maturities...................................               47,187
                                                                           --------
       Obligations under capital leases, net of current
       maturities.............................................             $     --
                                                                           ========

      Rent expense of $209,128, $206,128 and $330,019 was recorded under operating leases for the years ended December 31, 1998, 1999 and 2000, respectively.

      Equipment under capital leases as of December 31, 1999 and 2000 is summarized as follows:

                                                                            December 31,
                                                               --------------------------------------
                                                                       1999                 2000
                                                               ------------------  ------------------
  Studio equipment...........................................          $  135,855            $135,855
  Computer server and Web site equipment.....................             504,055             504,055
  Office furniture and equipment.............................             299,269             299,269
                                                                       ----------            --------
                                                                          939,179             939,179
  Less accumulated amortization..............................             875,947             939,179
                                                                       ----------            --------
                                                                       $   63,232            $     --
                                                                       ==========            ========

License Agreements

      The Company has entered into several agreements with certain consumer electronics and computer companies to license and promote the AudibleReady software for handheld electronic players. Under the terms of these agreements, the Company is required to pay the device manufacturer a percentage of the revenue related to the content downloaded by the purchasers of these AudibleReady players. These revenue sharing arrangements typically last one to two years from the date the player user becomes an Audible customer.

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

(13)  Notes Due from Stockholders for Common Stock

      Notes due from stockholders of $579,025 and $391,703 at December 31, 1999 and 2000, respectively, were received by the Company for payment for shares of common stock purchased by employees and consultants under the Company's Stock Restriction Agreements (see note 4). These notes have been reflected as a reduction to stockholders' equity. The notes are full recourse promissory notes bearing interest at fixed rates ranging from 7.0% to 8.5%. The notes began maturing in the year 2000.

      The Company has exercised its right to purchase shares of unvested stock from employees who were terminated (under the terms of the Company's Stock Restriction Agreements). During 1998, 1999 and 2000, the Company repurchased 1,172,724, 550,186 and 4,155 shares, respectively. The Company paid for these shares by reducing the indebtedness under the promissory notes issued to the Company.

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

(15)  Employee Benefit Plan

      On July 1, 1998, the Company adopted and made available to all of its employees a 401(k) savings plan (the 401(k)Plan). The 401(k) Plan is based on contributions from employees and discretionary Company contributions. The Company has not contributed to the 401(k)Plan to date.

(16)  Amazon Agreement

      In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement the Company will be the exclusive provider of digital spoken audio (as defined) to Amazon.com. On January 24, 2001, the Company signed Amendment No.1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. Under the amendment, the annual fee for Year 3 of the agreement is reduced from $10,000,000 to $1,500,000 and an additional fee of $1,000,000 is payable in Year 2 of the agreement. Also in connection with Amendment No.1, the Company issued 500,000 common stock warrants to Amazon.com at an exercise price of $1.50 per share, which are exercisable after January 31, 2002.

      During the three-year term of this agreement, in consideration for certain services, Amazon will receive $22,500,000 (as amended) plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com has purchased 1,340,033 shares of common stock from the Company for $20,000,000. Under the agreements, the consideration paid by Amazon for the purchase of the common stock, and the Company's obligation for the annual fee for the first two years per the original Co-Branding, Marketing, and Distribution Agreement, which are identical amounts, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders' equity, and is being amortized over the initial two-year term on a straight-line basis (see note 18). During the year ended December 31, 2000, $9,166,666 was recorded as a marketing expense related to this agreement.

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

(17)  Random House, Inc. Agreement

      On May 5, 2000, Audible and Random House entered into a four-year Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint will be distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Audible will be contributing $1,000,000 annually towards funding the acquisition and creation of digital audio titles through Random House Audible. During year ended December 31, 2000, $640,000 was recorded as a cost of content and services revenue related to this contribution. The agreement further provides for Random House to be granted a warrant to purchase 878,333 shares of Audible common stock at various exercise prices that vest over the term of the agreement, as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants is being amortized as an expense on a straight-line basis over the four year term of the agreement, and the warrants are accounted for using variable plan accounting and compensation costs vary each accounting period until the measurement date. During the year ended December 31, 2000, $352,424 was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. Additionally, the agreement contains provisions for profit participation and bounties, among other items. Random House Audible will be an imprint of Random House, Inc.'s Random House Audio Publishing Group division.

(18)  Supplemental Disclosure of Cash Flow Information

      The following supplemental information relates to the Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000:

      No income tax payments have been made in 1998, 1999 or 2000. Total cash paid for interest expense for the years ended December 31, 1998, 1999 and 2000, was $114,728, $48,070 and $21,810, respectively.

      Non-cash investing and financing activities which occurred in the years ended December 31, 1998, 1999 and 2000 included:
      -Common stock issued for notes receivable, net; $464,290, $61,200 and $0, respectively.
      -Acquisition of property and equipment under capital leases; $73,180, $0 and $0, respectively.
      -Conversion of redeemable convertible preferred stock; $0, $28,719,126 and $0, respectively.
      -Reversal of initial public offering costs; $0, $0 and $122,086, respectively.
      -Purchase of treasury stock at cost through reductions in notes receivable; $190,514 $143,882 and $1,046, respectively.
      -Common stock issued for deferred services in connection with a Co-Branding, Marketing and Distribution agreement; $0, $0 and $20,000,000, respectively.
      -Issuance of common stock upon the cashless exercise of common stock warrants; 0 shares, 93,832 shares and 326,390 shares, respectively.

                                  AUDIBLE, INC.

                          Notes to Financial Statements
                        December 31, 1998, 1999 and 2000

(19)  Quarterly Results (UNAUDITED)

      The following tables contain selected unaudited quarterly financial data for each quarter of 1999 and 2000. The Company has followed SAB 101 and certain EITF Issues in accounting for its sales of third party hand-held electronic devices and accordingly, has reclassified hardware revenue, cost of hardware revenue and marketing expenses for the nine months ended September 30, 2000. This reclassification had no impact on the Company's net loss for any quarter as hardware revenue increased by $618,469, cost of hardware revenue increased by $1,513,469 and marketing expenses decreased by $895,000 for the nine months ended September 30, 2000. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                YEAR ENDED DECEMBER 31, 1999
                                                     1st Quarter      2nd Quarter      3rd  Quarter    4th Quarter

Revenue, net                                         $   315,055      $   528,452      $   478,834     $   420,264
Operating expenses                                     1,856,932        2,888,531        5,222,497       6,353,117
Net loss                                             $(1,474,432)     $(2,289,017)     $(4,343,117)    $(5,369,745)
Basic and diluted loss per common share              $     (0.20)     $     (0.30)     $     (0.19)    $     (0.21)
Weighted average shares outstanding                    7,452,065        7,602,269       22,668,320      25,563,462


                                                                YEAR ENDED DECEMBER 31, 2000
                                                     1st Quarter      2nd Quarter      3rd  Quarter    4th Quarter

Revenue, net                                         $   723,390      $   840,977      $ 1,113,478     $ 1,871,135
Operating expenses                                     9,782,516       10,006,096        9,318,479       9,635,163
Loss before state income tax benefit                 $(8,496,997)     $(8,755,113)     $(7,850,023)    $(7,489,311)
Net loss                                             $(8,496,997)     $(8,755,113)     $(7,850,023)    $(7,173,001)
Basic and diluted loss per common share              $     (0.33)     $     (0.32)     $     (0.29)    $     (0.27)
Weighted average shares outstanding                   25,597,835       26,940,204       27,014,489      27,013,239