Form 10-Q
period 2001-03-31
AUDIBLE INC
filed 2001-05-14
CIK 1077926

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   Form 10-Q


(Mark One)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 [ x ]          THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

     As of May 8, 2001, 27,546,989 shares of common stock ("Common Stock") of the Registrant were outstanding.

                                 AUDIBLE, INC.
                                     INDEX
                                   FORM 10-Q

PART I  -  FINANCIAL  INFORMATION                                                            Page
                                                                                             ----
Item 1.   Financial Statements:
          Condensed Balance Sheets as of March 31, 2001 (unaudited)
          and December 31, 2000.............................................................    3

          Condensed Statements of Operations for the three
          months ended March 31, 2001 and 2000 (unaudited).................................     4

          Condensed Statements of Cash Flows for the three months ended
          March 31, 2001 and 2000 (unaudited)..............................................     5

          Notes to Condensed Financial Statements..........................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................................    11

Item 3.   Qualitative and Quantitative Disclosure about Market Risk........................    17

PART II  -  OTHER  INFORMATION

Item 1.  Legal Proceedings.................................................................    17

Item 2.  Changes in Securities.............................................................    17

Item 3.  Defaults Upon Senior Securities...................................................    18

Item 4.  Submission of Matters to a Vote of Securities Holders.............................    18

Item 5.  Other Information.................................................................    18

Item 6.  Exhibits and Reports on Form 8-K..................................................    18

Signatures.................................................................................    20

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                 AUDIBLE, INC.
                            CONDENSED BALANCE SHEETS

                           -------------------------

                                                                           March 31, 2001          December 31, 2000
                                                                          ----------------         -----------------
                                 Assets                                       (unaudited)
Current assets:
   Cash and cash equivalents............................................   $ 20,801,214               $ 14,149,027
   Short-term investments, including interest receivable................             --                  2,053,069
   Accounts receivable, net.............................................        393,115                    193,752
   Royalty advances.....................................................        672,169                    847,396
   Prepaid expenses and other current assets............................        451,836                    464,133
   Inventory............................................................        215,783                    118,170
   Note receivable due from stockholders................................         50,000                     50,000
                                                                           ------------               ------------
    Total current assets................................................     22,584,117                 17,875,547

Property and equipment, net.............................................      2,519,801                  2,818,792
Other assets............................................................         28,736                     37,510
                                                                           ------------               ------------
    Total assets........................................................   $ 25,132,654               $ 20,731,849
                                                                           ============               ============


                 Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable......................................................   $  1,847,222               $  1,754,440
  Accrued expenses and compensation.....................................      2,514,065                  2,397,879
  Royalty obligations, current..........................................        849,950                    772,700
  Current maturities of obligations under capital leases................         20,922                     47,187
  Advances, current.....................................................        224,280                    453,476
                                                                           ------------               ------------
    Total current liabilities...........................................      5,456,439                  5,425,682

Deferred cash compensation..............................................        156,718                    211,065
Royalty obligations, non current........................................         93,500                    502,000
Redeemable convertible preferred stock;
       Series A, par value $.01, 4,500,000 shares authorized, 2,666,666 and no shares issued and outstanding at March 31, 2001 and
       December 31, 2000, respectively..................................     10,000,000                         --


Stockholders' equity:
    Common stock, par value $.01.  50,000,000 shares authorized,
     27,546,989 shares issued at March 31, 2001 and  December 31, 2000..        275,470                    275,470

    Additional paid-in capital..........................................     92,870,999)                92,196,176
    Deferred compensation and services..................................    (10,084,910)               (11,867,358)
    Notes due from stockholders for common stock........................       (351,809)                  (391,703)
    Treasury stock at cost: 605,775 and 536,505 shares of common stock
      at March 31, 2001 and December 31, 2000, respectively.............       (161,453)                  (143,061)

    Accumulated deficit.................................................    (73,122,300)               (65,476,420)
                                                                           ------------               ------------
    Total stockholders' equity..........................................      9,425,997                 14,593,102
                                                                           ------------               ------------


         Total liabilities and stockholders' equity.....................   $ 25,132,654               $ 20,731,849
                                                                           ============               ============

           See accompanying notes to condensed financial statements.

                                 AUDIBLE, INC.
                      CONDENSED STATEMENTS OF  OPERATIONS

                           -------------------------


                                                           Three Months Ended
                                                                March 31,
                                                     -----------------------------
                                                        2001              2000
                                                     (unaudited)       (unaudited)

 Revenue, net:
  Content and services............................   $ 1,320,612       $   315,066
  Hardware........................................       601,410           219,194
  Other...........................................       208,062           189,130
                                                     -----------       -----------
    Total revenue, net............................     2,130,084           723,390
                                                     -----------       -----------


 Operating expenses:
  Cost of content and services revenue............     1,304,195           394,243
  Cost of hardware revenue........................       962,990           820,037
  Production expenses.............................     1,658,050         1,718,353
  Development.....................................       879,474         1,168,453
  Sales and marketing.............................     3,696,129         4,194,797
  General and administrative......................     1,339,789         1,486,632
                                                     -----------       -----------
    Total operating expenses......................     9,840,627         9,782,515
                                                     -----------       -----------


 Loss from operations.............................    (7,710,543)       (9,059,125)

 Other income, net................................      (235,621)         (562,128)
                                                     -----------       -----------

 Net loss.........................................    (7,474,922)       (8,496,997)

 Accrued dividends on redeemable preferred stock..       170,958                --
                                                     -----------       -----------

 Net loss applicable to common stockholders.......   $(7,645,880)      $(8,496,997)
                                                     ===========       ===========

 Basic and diluted net loss per common share......   $     (0.28)      $     (0.33)
                                                     ===========       ===========

 Weighted average common shares outstanding.......    26,995,860        25,597,835
                                                     ===========       ===========


           See accompanying notes to condensed financial statements.

                                 AUDIBLE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                           -------------------------

                                                                                              Three months Ended
                                                                                                   March 31,
                                                                                          --------------------------

                                                                                             2001            2000
                                                                                          -----------     -----------
                                                                                          (unaudited)     (unaudited)
Cash flows from operating activities:
 Net loss............................................................................     $(7,474,922)    $(8,496,997)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization......................................................         427,754         276,369
  Services rendered for common stock and warrants....................................       2,364,923       1,978,205
  Non-cash compensation charge.......................................................          92,350          96,101
  Deferred cash compensation.........................................................         (54,347)         11,627
  Changes in assets and liabilities:
    Interest receivable on short-term investments....................................          95,336          59,332
    Accounts receivable, net.........................................................        (199,363)        (31,314)
    Royalty advances.................................................................         175,227      (1,305,695)
    Prepaid expenses and other current assets........................................          12,297        (340,137)
    Inventory........................................................................         (97,613)              -
    Other assets.....................................................................           8,774          29,184
    Accounts payable.................................................................          92,782         558,350
    Accrued expenses and compensation................................................         (54,772)        980,533
    Royalty obligations..............................................................        (331,250)      1,035,000
    Advances.........................................................................        (229,196)       (231,386)
                                                                                          -----------     -----------
     Net cash used in operating activities...........................................      (5,172,020)     (5,380,828)
                                                                                          -----------     -----------


Cash flows from investing activities:
 Purchases of property and equipment.................................................        (128,763)     (1,222,142)
 Purchases of short-term investments, net............................................               -      (6,858,717)
 Redemptions of short-term investments, net..........................................       1,957,733      13,769,771
                                                                                          -----------     -----------
     Net cash provided by investing activities.......................................       1,828,970       5,688,912
                                                                                          -----------     -----------


Cash flows from financing activities:
    Proceeds from issuance of Series A redeemable convertible preferred stock........      10,000,000               -
    Payments received on notes due from stockholders for common stock................          21,502         101,490
    Payment of principal on obligations under capital leases.........................         (26,265)        (76,957)
                                                                                          -----------     -----------
     Net cash provided by financing activities.......................................       9,995,237          24,533
                                                                                          -----------     -----------

     Increase in cash and cash equivalents...........................................       6,652,187         332,617
Cash and cash equivalents at beginning of period.....................................      14,149,027      12,030,392
                                                                                          -----------     -----------
Cash and cash equivalents at end of period...........................................     $20,801,214     $12,363,009
                                                                                          ===========     ===========


           See accompanying notes to condensed financial statements.

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            March 31, 2001 and 2000
                                  (unaudited)



(1)  Summary of Significant Accounting Policies

 Basis of Presentation

     The accompanying condensed financial statements as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000, from the Company's Annual Report on Form 10-K.


 Reclassifications

     Certain items in the 2000 condensed financial statements have been reclassified to conform to the 2001 presentation.


 New Accounting Standards

     In the second quarter of 1998, the Financial Accounting Standards Board
  (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133." SFAS No. 133 and SFAS No. 138 require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company currently does not use derivative instruments and as such the adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001, had no effect on the Company's financial position, results of operations or cash flows.


 Basic and Diluted Net Loss Per Common Share

     Basic and diluted net loss per common share is presented in accordance with the provisions of SFAS No. 128, ''Earnings Per Share.'' Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per common share is equal to basic net loss per common share, since all common stock equivalents are antidilutive for each of the periods presented.

     Diluted net loss per common share for the three months ended March 31, 2001 does not include the effects of outstanding options to purchase 3,926,650 shares of common stock, warrants outstanding to purchase 2,378,654 shares of common stock; and 10,666,664 shares of common stock on conversion of outstanding Series A Redeemable Convertible Preferred Stock ("Series A"), as the effect of their inclusion is antidilutive during the period. Diluted net loss per common share for the three months ended March 31, 2000 does not include the effects of options to purchase 4,263,850 shares of common stock, and warrants to purchase 1,035,954 shares of common stock, as the effect of their inclusion is antidilutive during the period.

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            March 31, 2001 and 2000
                                  (unaudited)


(2)  Stockholders' Equity

   Common Stock

     In March 1999, the Company issued 229,500 shares of common stock to employees at a price less than the fair value of the stock at the time of issuance. These shares, which are subject to vesting over four years, were paid for by full recourse promissory notes executed by the employees. The difference between the fair value and the issue price of these common shares of $907,214 was recorded as deferred compensation, a component of stockholders' equity, and is being amortized as an expense straight-line over the vesting term. In February 2000, the Company offered 100,000 common shares to its new Chief Executive Officer in connection with his offer of employment at five dollars per share less than the fair value of the stock. The Company recorded $500,000 as deferred compensation in February 2000 and was recording the compensation expense straight-line over the vesting term. The offer to purchase these shares was rescinded in August 2000, and the CEO did not purchase any of the offered shares. In August 2000, the Company issued to its CEO 500,000 options at an exercise price equal to the fair value of the common stock at the time of issuance. The Company is recording the original compensation expense over the vesting term of the new option grant, and is accounting for 100,000 of the 500,000 newly issued options as replacement options using variable accounting by adjusting the compensation expense associated with these 100,000 options based on the closing price of the Company's common stock in accordance with FASB Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB Opinion No. 25". In March 2000, the Company issued 370,000 options to purchase shares of common stock to employees at $1.00 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over four years. The difference between the fair value and the issue price of these options of $370,000 was recorded as deferred compensation, and is being amortized as an expense straight-line over the vesting term. During the three months ended March 31, 2001 and 2000, $92,350 and $96,101, respectively, of compensation expense was recognized related to these transactions. During the three months ended March 31, 2001, $23,431 of deferred compensation was reversed against paid-in capital related to unvested options forfeited due to employees leaving the Company.

     In April 1999, the Company established the 1999 Stock Incentive Plan (the "Plan"), which permits up to 9,000,000 common stock shares to be issued under the Plan. The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards. As of March 31, 2001, options to purchase 3,926,650 common stock shares were outstanding.

     In April 1999, the Company increased the number of shares of common stock
  authorized from 16,000,000 to 50,000,000.   As of March 31, 2001 and December
  31, 2000, the Company had issued 27,546,989 shares of common stock. As of March 31, 2001 and December 31, 2000, the Company had 2,378,654 and 1,035,954
  shares of common stock, respectively, reserved for issuance upon exercise of outstanding common stock warrants, and 3,926,650 and 4,263,850 shares of common stock, respectively, reserved for issuance upon exercise of outstanding options. As of March 31, 2001 and December 31, 2000, the Company had 10,666,664 and no shares of common stock, respectively, reserved for issuance upon conversion of outstanding Series A stock.

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            March 31, 2001 and 2000
                                  (unaudited)


     In January 2000, the Company issued 1,340,033 shares of common stock in connection with two agreements with Amazon.com (see note 6). During the three months ended March 31, 2000, the Company also issued 272,126 shares of common stock in connection with the cashless exercise of 375,000 common stock warrants. During the three months ended March 31, 2001, no shares of common stock were issued.

     During the three months ended March 31, 2001 and 2000, the Company repurchased 69,270 and no shares of common stock, respectively, as treasury shares by reducing the indebtedness under certain promissory notes issued to the Company.


(3)  Redeemable Convertible Preferred Stock

   Microsoft Investment

     In February, 2001, Microsoft purchased 2,666,666 shares of Series A stock for $10,000,000 at a per share price of $3.75. Each share of Series A may be converted into four shares of Common Stock, (equivalent to a price of $.9375 per share), subject to adjustment under certain conditions. The stock is convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at an annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, the Company is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends.


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

     Microsoft advanced Audible $1,500,000 in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. The Company allocated $50,000 of this advance to certain business development work that was recognized as a reduction of general and administrative expense in the three month period ended March 31, 2001. The remaining $1,450,000 of this advance is being recognized as revenue on a straight-line basis beginning in the quarter ended June 30, 1999 through the initial term of the agreement, which ends in the second quarter of 2001. During the three months ended March 31, 2001 and 2000, $189,130 of this advance was recognized as other revenue.

     Audible will pay Microsoft a royalty on content licensed and distributed by Audible to each end user that accesses its content using the developed software. Royalties will be recognized during the period that the related content revenue is earned. Through March 31, 2001, Audible had not recognized any royalties under this agreement.

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            March 31, 2001 and 2000
                                  (unaudited)


     In April 1999, in connection with an amendment to the agreement with Microsoft, the Company issued to Microsoft a warrant which expires November 18, 2003 to purchase 100,000 shares of common stock at the IPO price of $9.00 per share. The fair value of this warrant was determined in accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjuction with Selling, Goods or Services" and is being amortized as an expense on a straight-line basis over the same period as the $1,450,000 advance described above. During the three months ended March 31, 2001 and 2000, $67,215 was recorded as a production expense related to this warrant with the non-cash credit for services to additional paid-in capital.


(5)  Services Agreement

     In June 1999, in connection with a services agreement, the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three-year period. The agreement allows for an additional warrant to purchase 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year, also subject to vesting. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the initial term of the service agreement of three years, except that 250,000 of the warrants are accounted for using variable plan accounting and compensation costs will vary each accounting period until the final measurement date. During the three months ended March 31, 2001 and 2000, $367,201 and $234,483, respectively, was recorded as a marketing expense related to this agreement with the non-cash credit for services to additional paid-in capital.


(6)  Amazon Agreement

     In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement the Company is the exclusive provider of digital spoken audio (as defined) to Amazon.com. On January 24, 2001, the Company signed Amendment No.1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. Under the amendment, the annual fee for Year 3 of the agreement is reduced from $10,000,000 to $1,500,000 and an additional fee of $1,000,000 is payable in Year 2 of the agreement. Also in connection with Amendment No.1, the Company issued 500,000 fully vested common stock warrants to Amazon.com at an exercise price of $1.50 per share, which are exercisable after January 31, 2002. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the remaining term of the agreement. During the three months ended March 31, 2001, $43,200 was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital.

     During the three-year term of this agreement, in consideration for certain services, Amazon will receive $22,500,000 (as amended) plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com has purchased 1,340,033 shares of common stock from the Company for $20,000,000. Under the agreements, the consideration paid by Amazon for the purchase of the

                                 AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            March 31, 2001 and 2000
                                  (unaudited)


  common stock, and the Company's obligation for the annual fee for the first two years per the original Co-Branding, Marketing, and Distribution Agreement, which are identical amounts, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders' equity, and was being amortized over the first two years of the agreement on a straight-line basis. Prior to Amendment No. 1, through January 2001, $10,000,000 had been amortized as a marketing expense related to the initial $20,000,000 of deferred services. Subsequent to Amendment No. 1, the unamortized payment for year 2 of $10,000,000 plus the additional $2,500,000 payment required under the amendment, or $12,500,000, is being amortized on a straight-line basis over the remaining term of the agreement of 24 months. During the three months ended March 31, 2001, and 2000, $1,666,667 and $1,666,666, respectively, was recorded as a marketing expense, with the non-cash credit to deferred services. During the three months ended March 31, 2001, $208,333 was recorded as a marketing expense with the credit to accrued expenses, representing the straight-line amortization of the cash portion of payments due under this agreement.


(7)  Random House Agreement

     On May 5, 2000 Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital
  distribution.   All titles published by the imprint are being distributed
  exclusively on the Internet by Audible.   As part of this alliance, Random
  House, through its Random House Ventures, LLC subsidiary, purchased 169,780
  shares of Audible common stock from the Company for $1,000,000.   Audible is
  required to contribute $1,000,000 annually, or $4,000,000 in total, towards funding the acquisition and creation of digital audio titles through Random House Audible. This total contribution is being amortized over the 50-month term as a cost of content and services revenue. During the three months ended March 31, 2001, $240,000, was recorded as a cost of content and services revenue related to this contribution. The agreement further provides for Random House to be granted a warrant to purchase 878,333 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the 50-month term of the agreement. The warrants are accounted for using variable plan accounting and compensation costs will vary each accounting period until the final measurement date. During the three months ended March 31, 2001, $201,327 was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. Additionally, the agreement contains provisions for profit participation and bounties, among other items. Random House Audible is an imprint of Random House, Inc.'s Random House Audio Publishing Group division.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto appearing in our 2000 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

Overview

   We are the leading provider of premium spoken audio content, such as audio versions of books and newspapers and radio programs, that is delivered over the Internet and can be streamed and played back on personal computers and hand-held electronic devices that have digital audio capabilities. The Audible service allows consumers to purchase and download our content from our Web site (www.audible.com(TM)), store it in digital files and play it back on personal computers and hand-held electronic devices. We offer customers the opportunity to subscribe to AudibleListener, a monthly audio service. For a fixed monthly fee, AudibleListener customers may download their choice of programs from www.audible.com. More than 28,000 hours of audio content, much of which is only
---------------
available in digital audio format at www.audible.com, is currently available on our Web site. Customers can also access products sold by Audible through www.amazon.com. Several manufacturers including Hewlett-Packard, Compaq
--------------
Computer Corporation, Casio Inc., Franklin Electronic Publishers, Digisette, LLC., and SONICblue Incorporated's Rio Audio Group have agreed to support and promote the playback of our content on their hand-held electronic devices.

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

  Revenue from the sale of audio content and services has increased in each of the last four quarters. We expect this trend to continue as we expand our
customer base.   As of March 31, 2001, more than 69,000 customers had purchased content from our Web site.

  Hardware revenue represents revenue from the sale of AudibleReady hand-held electronic devices, primarily the Rio 500, manufactured by SONICblue Incorporated's Rio Audio Group. During the three months ended March 31, 2001, and 2000, hardware revenue accounted for 28% and 30%, respectively, of our total revenue. Hand-held electronic devices are sold from www.audible.com at a deep
                                                     ---------------
discount from normal retail price, when a customer enrolls in AudibleListener for a 12-month period.

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

  We recognize revenue from the sale of individual content titles in the period the content is downloaded and the customer's credit card is processed. We recognize revenue from content membership programs and subscription sales pro rata over the membership or subscription term. Typically, we pay our content providers a royalty based upon net sales of the content downloaded by our customers. The majority of our content agreements require us to make advance royalty payments for minimum guarantees which are amortized on a straight-line basis over the term of the agreement or are expensed as royalties are earned, whichever is sooner. In addition, the Company periodically adjusts the balance of royalty advances to reflect their estimated net realizable value.

  We recognize revenue from sales of hand-held electronic devices upon shipment. We recognize revenue from audio production and hosting services we provide to corporations as the services are performed.

  We are party to several joint marketing agreements with device manufacturers such as Casio, Compaq Computer Corporation (Compaq), SONICblue Incorporated's Rio Audio Group, Digisette LLC and Hewlett-Packard. Under these agreements, device manufacturers may receive a portion of the content revenue generated over a specified period of time from each new Audible customer referred by them through the purchase of a hand-held electronic device. For example, a purchaser of Compaq's hand-held electronic device will be able to use the device and our AudibleManager software to access audible.com and download content. Compaq will receive a percentage of the revenue related to content downloaded by this purchaser. These revenue sharing arrangements typically last one or two years from the date the device user becomes an Audible customer.

   In January 2000, the Company entered into two agreements with Amazon.com. As defined in the Co-Branding, Marketing and Distribution agreement, the Company is the exclusive provider of digital spoken audio to Amazon.com. In January, 2001, the Company signed Amendment No.1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. During the three-year term of this agreement, in consideration for certain services, Amazon will receive $22,500,000 plus a specified percentage of revenue earned over a threshold amount in addition to common stock warrants. Under the Securities Purchase Agreement dated January 30, 2000, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000.

  In May 2000, Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to
produce spoken word content specifically suited for digital distribution.   All
titles published by the imprint are being distributed exclusively on the
Internet by Audible.   As part of this alliance, Random House, through its
Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible
common stock from the Company.   Audible is required to contribute $1,000,000
annually towards funding the acquisition and creation of digital audio titles through Random House Audible. The agreement further provides for the granting of a warrant to purchase 878,333 shares of Audible common stock to Random House at various exercise prices that vest over the term of the agreement as well as the granting of additional Audible common stock warrants to Random House based
on future performance.   Additionally, the agreement contains provisions for
profit participation and bounties, among other items. Random House Audible is an imprint of Random House, Inc.'s Random House Audio Publishing Group division.

   In February 2001, Microsoft purchased 2,666,666 shares of Audible Series A Redeemable Convertible Preferred stock for $10,000,000 at a per share price of $3.75. Each share of preferred stock may be converted into four shares of Common Stock, (equivalent to a price of $.9375 per share), subject to adjustment under certain conditions. The Series A Redeemable Convertible Preferred stock is convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at an annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, Audible is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends.

Results of Operations

  The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three months ended March 31, 2001 and 2000.


                                                                         Three Months
                                                                        Ended March 31,
                                                                   -------------------------
                                                                     2001             2000
                                                                          (unaudited)
Revenue, net:
  Content and services........................................           62%              44%
  Hardware....................................................           28               30
  Other.......................................................           10               26
                                                                   --------         --------
     Total revenue, net.......................................          100%             100%
Operating expenses:
  Cost of content and services revenue........................           61               55
  Cost of hardware revenue....................................           45              113
  Production expenses.........................................           78              238
  Development.................................................           41              162
  Sales and marketing.........................................          174              580
  General and administrative..................................           63              205
                                                                   --------         --------
     Total operating expenses.................................          462            1,353
                                                                   --------         --------

Loss from operations..........................................         (362)          (1,253)

  Other income, net...........................................          (11)             (78)
                                                                   --------         --------
Net loss......................................................         (351)%         (1,175)%

  Accrued dividends on redeemable preferred stock.............            8               --
                                                                   --------         --------

Net loss   applicable to common stockholders..................         (359)%         (1,175)%
                                                                   ========         ========


Three months ended March 31, 2001 compared to three months ended March 31, 2000.


  Total revenue, net.    Total revenue, net for the three months ended March 31,
2001 was $2,130,000, as compared to $723,000 for the three months ended March 31, 2000, an increase of $1,407,000, or 195%.

  Content and services.    Content and services revenue for the three months
ended March 31, 2001 was $1,321,000, as compared to $315,000 for the three months ended March 31, 2000, an increase of $1,006,000, or 319%. Content and services revenue increased as a result of our increased customer base, growth in corporate clients and a bulk content sale.

  Hardware.    Hardware revenue for the three months ended March 31, 2001 was
$601,000, as compared to $219,000 for the three months ended March 31, 2000, an increase of $382,000, or 174%. Hardware revenue increased as a result of selling more AudibleReady hand-held electronic devices, primarily the Rio 500.

  Other.    Other revenue for the three months ended March 31, 2001, was
$208,000, as compared to $189,000 for the three months ended March 31, 2000. Revenue for the three-month period ended March 31, 2001 consisted of $189,000 in revenue resulting from amortization of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content, and $19,000 from royalties earned from a license for certain technology rights to a device manufacturer. Revenue for the three-month period ended March 31, 2000 consisted of $189,000 in revenue resulting from amortization of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content.

  Operating expenses.

  Cost of content and services revenue.    Cost of content and services revenue
was $1,304,000, or 99% of content and services revenue, for the three months ended March 31, 2001, as compared to $394,000, or 125% of content and services revenue, for the three months ended March 31, 2000. This increase was primarily due to the acquisition of additional content licenses, including our agreement with Random House, which resulted in additional amortization of new content agreement minimum guarantees, non cash amortization of warrants issued, and other content costs. For the three month period ended March 31, 2001, we also recorded a charge of $206,000 to reflect the net realizable value of royalty advances. No similar charge was recorded for the three month period ended March 31, 2000. Cost of content and services revenue as a percentage of content and services revenue decreased due to the higher content and services revenue in the 2001 period.

  Cost of hardware revenue.    Cost of hardware revenue was $963,000, or 160% of
hardware revenue, for the three months ended March 31, 2001, as compared to $820,000, or 375% of hardware revenue, for the three months ended March 31, 2000. This increase was primarily due to selling more hand-held electronic devices in the 2001 period versus the 2000 period. Cost of hardware revenue as a percentage of hardware revenue decreased as we eliminated many of the early hardware related problems that occurred in the hand-held electronic units which were shipped during the 2000 period.

  Production expenses.    Production expenses were $1,658,000 for the three
months ended March 31, 2001, as compared to $1,718,000 for the three months ended March 31, 2000, a decrease of $60,000, or 3%. This decrease was primarily due to decreased outside services and consultants, offset in part by increased personnel costs necessary to support and expand our infrastructure and systems, as well as the additional personnel added in the area of content acquisition.

  Development.   Development costs were $879,000 for the three months ended
March 31, 2001, as compared to $1,168,000 for the three months ended March 31, 2000, a decrease of $289,000, or 25%. This decrease was primarily due to reduced outsourced costs as a result of the completion of the Web site upgrade project in 2000, offset in part by increased personnel costs incurred in the development of new versions of Audible Manager, AudibleReady formats, and ongoing Web site related improvements.

  Sales and marketing.    Sales and marketing expenses were $3,696,000 for the
three months ended March 31, 2001, as compared to $4,195,000 for the three months ended March 31, 2000, a decrease of $499,000, or 12%. This decrease was due to a reduction in certain advertising costs such as tradeshow expenses and outdoor media, offset in part by increased personnel costs and increased expenses recognized in connection with our Co-Branding, Marketing and Distribution Agreement with Amazon.com.

  General and administrative.    General and administrative expense was
$1,340,000 for the three months ended March 31, 2001, as compared to $1,487,000 for the three months ended March 31, 2000, a decrease of $147,000, or 10%. This decrease was primarily due to decreased professional fees during the 2001 period as well as the recognition of a reduction in business development expense related to our Microsoft agreement, offset in part by additional depreciation expense associated with leasehold improvements in our corporate offices.

  Other income, net. Other income, net in both periods consisted of interest income and interest expense. Interest income was $236,000 for the three months ended March 31, 2001, as compared to $568,000 for the three months ended March 31, 2000, a decrease of $332,000. This decrease was primarily due to less interest income being earned from lower cash and cash equivalent and short-term investment balances available. Interest expense was $1,000 for the three months ended March 31, 2001, as compared to $6,000 for the three months ended March 31, 2000, a decrease of $5,000. This decrease was due to the lower principal balance on our capital equipment lease line.

  Accrued dividends on redeemable preferred stock.   Accrued dividends on
redeemable preferred stock was $171,000 for the three months ended March 31, 2001 as compared to none for the three months ended March 31, 2000. This increase was due to the 12% dividends payable to Microsoft as a result of Microsoft's purchase of 2,666,666 shares of Audible Series A Redeemable Convertible Preferred Stock in February 2001.



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

  We have incurred significant losses since inception, and as of March 31, 2001, we had an accumulated deficit of $73,122,000. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in sales and marketing, content acquisition and production over the next several quarters to the extent available cash allows.

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

  Liquidity and Capital Resources

  From inception through the date prior to our initial public offering, we financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from the sales of redeemable convertible stock and warrants were $28,719,000 since inception through our initial public offering.

   On July 15, 1999, we completed an initial public offering of 4,600,000 shares
of common stock at $9.00 per share.   Total proceeds were $36,856,000, net of
underwriting discounts and commissions of $2,898,000 and offering costs of
$1,641,000.   Concurrent with the offering, all outstanding shares of our redeemable convertible preferred stock were converted into 13,400,985 shares of common stock.

  On February 8, 2001 Microsoft purchased 2,666,666 shares of Audible Series A Redeemable Convertible Preferred stock for $10,000,000 at a per share price of $3.75.

  At March 31, 2001, our principal source of liquidity was $20,801,000 in cash and equivalents.

  At March 31, 2001, our principal commitments consisted of obligations under our capital lease line, which allows us to purchase up to $1,750,000 of equipment, operating lease commitments, contractual commitments with content providers, revenue sharing commitments pursuant to agreements with device manufacturers, and commitments under our agreements with Amazon.com and Random House. Through March 31, 2001, we had leased approximately $1,241,000 in equipment on our lease line and had an outstanding lease obligation of $21,000.

  Net cash used in operating activities for the three months ended March 31, 2001 was $5,172,000. Net cash used during the period was primarily attributable to our net loss, increases in accounts receivable, and a decrease in royalty obligations and advances, offset in part by services rendered for common stock and warrants, depreciation and amortization. Net cash used in operating activities for the three months ended March 31, 2000 was $5,381,000. Net cash used during the period was primarily attributable to our net loss and increases in royalty advances offset in part by services rendered for common stock and warrants and increased royalty obligations, accounts payable and accrued expenses and compensation.

  Net cash provided by investing activities for the three months ended March 31, 2001 was $1,829,000. Net cash provided during the period was primarily related to redemptions of short-term investments offset in part by cash used to
purchase property and equipment.   Net cash provided by investing activities for
the three months ended March 31, 2000 was $5,689,000. Net cash provided during the period was primarily related to redemptions of short-term investments offset in part by purchases of short-term investments and cash used to purchase property and equipment.

  Net cash provided by financing activities for the three months ended March 31, 2001 was $9,995,000. Net cash provided by financing activities during the period resulted primarily from the sale of Series A Redeemable Convertible Preferred Stock to Microsoft. Net cash provided by financing activities for the three months ended March 31, 2000 was $25,000. Net cash provided by investing activities during the period resulted primarily from the payments received on notes due from stockholders, offset in part by capital lease payments.

  Based on the Company's currently proposed plans and assumptions related to the implementation of its business plan, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the first quarter of 2002. However, any projection of future revenues is subject to a level of uncertainty; therefore we have developed a plan that will allow the Company to reduce its expense base and reduce its cash requirements if planned revenues are not achieved. If current cash and cash equivalents are insufficient to satisfy our liquidity requirements in 2001, we will need to raise additional funds through public or private financing or other arrangements. Beyond the first quarter of 2002, we will require additional cash to fund our ongoing working capital and capital expenditures. No assurance can be given that such that such additional financing, when needed, will be available on terms favorable to us or to our stockholders, if at all, and that such financing would not be antidilutive to our stockholders.


New Accounting Standards

   In the second quarter of 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133." SFAS No. 133 and SFAS No. 138 require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company currently does not use derivative instruments and as such the adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001, had no effect on the Company's financial position, results of operations or cash flows.


ITEM 3.   Qualitative and Quantitative Disclosure about Market Risk

We do not have operations subject to risk of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio.



                          PART II - OTHER INFORMATION



ITEM 1.   Legal Proceedings.

  None

ITEM 2.   Changes in Securities and Use of Proceeds

  Recent Sales of Unregistered Securities


  The following information relates to securities issued or sold by us within the period covered by this Form 10-Q. During that time, we issued unregistered securities in the transaction described below. Securities issued in this transaction were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving any public offering. The sales of securities were made without the use of an underwriter and the certificates evidencing the securities bear a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Act.

     In February, 2001, Microsoft purchased 2,666,666 shares of Series A stock at a per share price of $3.75. Each share of Series A may be converted into four shares of Common Stock, (equivalent to a price of $.9375 per share), subject to adjustment under certain conditions. The stock is convertible at the option of the holder at any prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at a annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, the Company is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends.

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

  During the three months ended March 31, 2001, we invested $5,401,000 of our funds in accordance with the use of proceeds in our Registration Statement Form S-1. As of March 31, 2001, we have $20,801,000 in remaining funds, including the $10,000,000 received from Microsoft in February 2001 related to the sale of Series A Redeemable Convertible Preferred Stock, which are currently in cash or cash equivalents. We plan to use the remaining funds available to increase our sales and marketing efforts, acquire and produce new audio content, and other uses at the discretion of our management. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent or more of any class of our equity securities.

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

10.30*    Common Stock Purchase Warrant, W-2, issued June 17, 1999, to Robin
          Williams

10.31++# Securities Purchase Agreement dated January 30, 2000, by and between Audible and Amazon.com Commerce Services, Inc.

10.32++# Co-Branding, Marketing and Distribution Agreement dated January 30, 2000, by and between Audible and Amazon.com Commerce Services, Inc.

10.33*** Series A Convertible Preferred Stock Purchase Agreement by and between Audible Inc. and Microsoft Corporation dated as of February 8, 2001.

10.34## Amendment No. 1 to Co-Branding, Marketing and Distribution Agreement dated as of January 24, 2001 by and between Amazon.com Commerce Services, Inc. and Audible.

-------------------------------------------------

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-76985

** Incorporated by reference from the Company's 10K/A for the period ended December 31, 1999

# Incorporated by reference from the Company's 10Q for the quarterly period ended September 30, 2000

*** Incorporated by reference from the Company's 10K for the period ended December 31, 2000.

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

##   To be filed by Amendment.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AUDIBLE, INC.



                             By:    /s/ Andrew P Kaplan
                                    -------------------------------------------
                             Name:  Andrew P.  Kaplan
                             Title: Chief Financial Officer and
                                     Vice President, Finance and Administration


Dated:  May  14, 2001