Form 10-Q
period 2001-06-30
AUDIBLE INC
filed 2001-08-14
CIK 1077926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [ X ]           THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                        COMMISSION FILE NUMBER: 000-26529

                                  AUDIBLE, INC.
             (Exact name of Registrant as specified in its Charter)

                 DELAWARE                                    22-3407945
     (State or other jurisdiction of                      (I.R.S. employer
      incorporation or organization)                   identification number)

           65 WILLOWBROOK BLVD.
            WAYNE, NEW JERSEY                                  07470
 (Address of principal executive offices)                    (Zip Code)

                                 (973) 837-2700
              (Registrant's telephone number, including area code)

                                      NONE
                     (Former name, former address and former
                   fiscal year - if changed since last report)



           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                          ---      ---
           As of July 31, 2001, 27,546,989 shares of common stock ("Common Stock") of the Registrant were outstanding.

                                  AUDIBLE, INC.

                                      INDEX

                                    FORM 10-Q


PART I  -    FINANCIAL INFORMATION                                                Page
                                                                                   ----
Item 1.      Financial Statements:

             Condensed Balance Sheets as of June 30, 2001 (unaudited)
             and December 31, 2000...............................................    3

             Condensed Statements of Operations for the three and six
             months ended June 30, 2001 and 2000 (unaudited).....................    4

             Condensed Statements of Cash Flows for the six months ended
             June 30, 2001 and 2000 (unaudited)..................................    5

             Notes to Condensed Financial Statements.............................    6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......................   13

Item 3.      Qualitative and Quantitative Disclosure
             about Market Risk...................................................   21


PART II  -   OTHER INFORMATION

Item 1.      Legal Proceedings...................................................   22

Item 2.      Changes in Securities...............................................   22

Item 3.      Defaults Upon Senior Securities.....................................   23

Item 4.      Submission of Matters to a Vote of Securities Holders...............   23

Item 5.      Other Information...................................................   24

Item 6.      Exhibits and Reports on Form 8-K....................................   24

Signatures.......................................................................   26

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                  AUDIBLE, INC.
                            CONDENSED BALANCE SHEETS

                            ------------------------

                                                                                  JUNE 30, 2001   DECEMBER 31, 2000
                                                                                  -------------  ------------------
                                    ASSETS                                         (UNAUDITED)

Current assets:
       Cash and cash equivalents .............................................     $ 15,216,535      $ 14,149,027
       Short-term investments, including interest receivable .................               --         2,053,069
       Accounts receivable, net ..............................................          147,600           193,752
       Royalty advances ......................................................          348,303           847,396
       Prepaid expenses and other current assets .............................          490,374           464,133
       Inventory .............................................................          337,921           118,170
       Note receivable due from stockholder, current .........................           10,000            50,000
                                                                                   ------------      ------------
         Total current assets ................................................       16,550,733        17,875,547

Property and equipment, net ..................................................        2,618,701         2,818,792
Note receivable due from stockholder, non current ............................           40,000                --
Other assets .................................................................           28,697            37,510
                                                                                   ------------      ------------
         Total assets ........................................................     $ 19,238,131      $ 20,731,849
                                                                                   ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable .......................................................     $  1,999,776      $  1,754,440
      Accrued expenses and compensation ......................................        2,751,478         2,397,879
      Royalty obligations, current ...........................................          834,700           772,700
      Current maturities of obligations under capital leases .................            2,872            47,187
      Advances, current ......................................................          182,041           453,476
      Accrued dividends on redeemable convertible preferred stock ..........            470,166                --
                                                                                   ------------      ------------
         Total current liabilities ...........................................        6,241,033         5,425,682

Deferred cash compensation ...................................................           98,485           211,065
Royalty obligations, non current .............................................          104,750           502,000

Redeemable convertible preferred stock;
    Series A, par value $.01, 4,500,000 shares authorized, 2,666,666 and no shares issued and outstanding at June 30, 2001 and December 31, 2000,
    respectively .............................................................       10,000,000                --

Stockholders' equity:
    Common stock, par value $.01. 50,000,000 shares authorized,
    27,546,989 shares issued at June 30, 2001 and December 31, 2000 ..........          275,470           275,470
    Additional paid-in capital ...............................................       93,282,463        92,196,176
    Deferred compensation and services .......................................       (8,766,441)      (11,867,358)
    Notes due from stockholders for common stock .............................         (310,482)         (391,703)
   Treasury stock at cost: 628,950 and 536,505 shares of common stock at  June
      30, 2001 and December 31, 2000, respectively ...........................         (167,640)         (143,061)
   Accumulated deficit .......................................................      (81,519,507)      (65,476,420)
                                                                                   ------------      ------------
   Total stockholders' equity ................................................        2,793,863        14,593,102
                                                                                   ------------      ------------

      Total liabilities and stockholders' equity .............................     $ 19,238,131      $ 20,731,849
                                                                                   ============      ============

            See accompanying notes to condensed financial statements.

                                  AUDIBLE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                            ------------------------


                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 JUNE 30,                           JUNE 30,
                                                      ------------------------------      ------------------------------
                                                          2001              2000              2001             2000
                                                      ------------     -------------      ------------    --------------
                                                       (UNAUDITED)      (UNAUDITED)        (UNAUDITED)     (UNAUDITED)
    Revenue, net:
      Content and services .....................     $  1,669,593      $    486,880      $  2,990,205      $    801,947
      Hardware .................................          235,369           164,968           836,779           384,162
      Other ....................................           73,758           189,129           281,820           378,258
                                                     ------------      ------------      ------------      ------------
         Total revenue, net ....................        1,978,720           840,977         4,108,804         1,564,367
                                                     ------------      ------------      ------------      ------------

    Operating expenses:
      Cost of content and services revenue .....        1,292,914           909,544         2,597,109         1,303,787
      Cost of hardware revenue .................          778,514           224,897         1,741,504         1,044,934
      Production expenses ......................        1,683,982         1,709,293         3,342,032         3,427,646
      Development ..............................        1,236,047         1,177,077         2,115,521         2,345,530
      Sales and marketing ......................        3,901,856         4,550,793         7,597,985         8,745,590
      General and administrative ...............        1,366,526         1,434,492         2,706,315         2,921,124
                                                     ------------      ------------      ------------      ------------
         Total operating expenses ..............       10,259,839        10,006,096        20,100,466        19,788,611
                                                     ------------      ------------      ------------      ------------

      Loss from operations .....................       (8,281,119)       (9,165,119)      (15,991,662)      (18,224,244)

      Other income, net ........................         (183,120)         (410,006)         (418,741)         (972,134)
                                                     ------------      ------------      ------------      ------------
       Net loss ................................       (8,097,999)       (8,755,113)      (15,572,921)      (17,252,110)

       Accrued dividends on redeemable
       preferred stock .........................          299,208                --           470,166                --

                                                     ------------      ------------      ------------      ============
      Net loss applicable to common stockholders     $ (8,397,207)     $ (8,755,113)     $(16,043,087)     $(17,252,110)
                                                     ============      ============      ============      ============
                                                     ============      ============      ============      ============
    Basic and diluted net loss per common share      $      (0.31)     $      (0.32)     $      (0.60)     $      (0.66)
                                                     ============      ============      ============      ============

    Weighted average shares outstanding ........       26,919,837        26,940,204        26,957,639        26,269,020
                                                     ============      ============      ============      ============


            See accompanying notes to condensed financial statements.

                                  AUDIBLE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                            ------------------------


                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                   --------------------------------
                                                                                         2001             2000
                                                                                   --------------   ---------------
                                                                                      (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities:
   Net loss ..................................................................     $(15,572,921)     $(17,252,110)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ..........................................          882,418           602,817
      Services rendered for common stock and warrants ........................        4,001,387         4,829,259
      Non-cash compensation charge ...........................................          185,819           242,634
      Deferred cash compensation .............................................         (112,580)           25,243
      Changes in assets and liabilities:
         Interest receivable on short-term investments .......................           95,335           122,323
         Accounts receivable, net ............................................           46,152           (27,799)
         Royalty advances ....................................................          499,093          (921,714)
         Prepaid expenses and other current assets ...........................          (26,241)          150,644
         Inventory ...........................................................         (219,751)               --
         Other assets ........................................................            8,813            47,653
         Accounts payable ....................................................          245,336           256,992
         Accrued expenses and compensation ...................................          353,599         1,213,030
         Royalty obligations .................................................         (335,250)          779,500
         Advances ............................................................         (271,435)         (455,366)
                                                                                   ------------      ------------
            Net cash used in operating activities ............................      (10,220,226)      (10,386,894)
                                                                                   ------------      ------------

Cash flows from investing activities:
   Purchases of property and equipment .......................................         (682,327)       (2,211,187)
   Purchases of short-term investments, net ..................................               --       (16,650,640)
   Redemptions of short-term investments, net ................................        1,957,734        26,500,612
                                                                                   ------------      ------------
            Net cash provided by investing activities ........................        1,275,407         7,638,785
                                                                                   ------------      ------------


Cash flows from financing activities:
    Proceeds from issuance of Series A redeemable convertible preferred stock        10,000,000                --
    Proceeds from sale of common stock .......................................               --         1,000,000
    Proceeds from exercise of common stock options ...........................               --             9,600
    Payments received on notes due from stockholders for common stock ........           62,409           161,394
    Payment of principal on obligations under capital leases .................          (44,315)         (147,552)
    Cash paid for purchase of treasury stock .................................           (5,767)               --
                                                                                   ------------      ------------
            Net cash provided by financing activities ........................       10,012,327         1,023,442
                                                                                   ------------      ------------

            Increase (decrease) in cash and cash equivalents .................        1,067,508        (1,724,667)
Cash and cash equivalents at beginning of period .............................       14,149,027        12,030,392
                                                                                   ------------      ------------
Cash and cash equivalents at end of period ...................................     $ 15,216,535      $ 10,305,725
                                                                                   ============      ============




            See accompanying notes to condensed financial statements.

                                  AUDIBLE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

            The accompanying condensed financial statements as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000, from the Company's Annual Report on Form 10-K.


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

            Diluted net loss per common share for the three and six months ended June 30, 2001 does not include the effects of outstanding options to purchase 4,497,150 shares of common stock, warrants outstanding to purchase 2,328,654 shares of common stock; and 10,666,664 shares of common stock on conversion of outstanding Series A Redeemable Convertible Preferred Stock ("Series A"), as the effect of their inclusion is antidilutive during the period. Diluted net loss per common share for the three and six months ended June 30, 2000 does not include the effects of options to purchase 4,880,150 shares of common stock, and warrants to purchase 1,962,654 shares of common stock, as the effect of their inclusion is antidilutive during the period.

                                  AUDIBLE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


(2)   STOCKHOLDERS' EQUITY

       Common Stock

            In March 1999, the Company issued 229,500 shares of common stock to employees at a price less than the fair value of the stock at the time of issuance. These shares, which are subject to vesting over four years, were paid for by full recourse promissory notes executed by the employees. The difference between the fair value and the issue price of these common shares of $907,214 was recorded as deferred compensation, a component of stockholders' equity, and is being amortized as an expense straight-line over the vesting term. In February 2000, the Company offered 100,000 common shares to its new Chief Executive Officer in connection with his offer of employment at five dollars per share less than the fair value of the stock. The Company recorded $500,000 as deferred compensation in February 2000 and was recording the compensation expense straight-line over the vesting term. The offer to purchase these shares was rescinded in August 2000, and the CEO did not purchase any of the offered shares. In August 2000, the Company issued to its CEO 500,000 options at an exercise price equal to the fair value of the common stock at the time of issuance. The Company is recording the original compensation expense over the vesting term of the new option grant, and is accounting for 100,000 of the 500,000 newly issued options as replacement options using variable accounting by adjusting the compensation expense associated with these 100,000 options based on the closing price of the Company's common stock in accordance with FASB Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB Opinion No. 25". In March 2000, the Company issued 370,000 options to purchase shares of common stock to employees at $1.00 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over four years. The difference between the fair value and the issue price of these options of $370,000 was recorded as deferred compensation, and is being amortized as an expense straight-line over the vesting term. In May 2001, the Company issued 50,000 options to purchase shares of common stock to an employee at $0.50 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over four years. The difference between the fair value and the issue price of these options of $25,000 was recorded as deferred compensation, and is being amortized as an expense straight-line over the vesting term. During the three months ended June 30, 2001 and June 30, 2000, $93,469 and $146,534, respectively, of compensation expense was recognized related to these transactions. During the six months ended June 30, 2001 and June 30, 2000, $185,819 and $242,635, respectively, of compensation expense was recognized related to these transactions. During the three and six months ended June 30, 2001, none and $23,431, respectively, of deferred compensation was reversed against paid-in capital related to unvested options forfeited due to employees leaving the Company.

            In April 1999, the Company established the 1999 Stock Incentive Plan (the "Plan"), which permits up to 9,000,000 common stock shares to be issued under the Plan. The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards. As of June 30, 2001, options to purchase 4,497,150 common stock shares were outstanding.

                                  AUDIBLE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


            In April 1999, the Company increased the number of shares of common stock authorized from 16,000,000 to 50,000,000. As of June 30, 2001 and December 31, 2000, the Company had issued 27,546,989 shares of common stock. As of June 30, 2001 and December 31, 2000, the Company had 2,328,654 and 1,878,654 shares of common stock, respectively, reserved for issuance upon exercise of outstanding common stock warrants, and 4,497,150 and 5,365,900 shares of common stock, respectively, reserved for issuance upon exercise of outstanding options. As of June 30, 2001 and December 31, 2000, the Company had 10,666,664 and no shares of common stock, respectively, reserved for issuance upon conversion of outstanding Series A redeemable convertible preferred stock.

            In January 2000, the Company issued 1,340,033 shares of common stock in connection with two agreements with Amazon.com (see note 6). During the three and six months ended June 30, 2000, the Company also issued 54,264 and 326,390, respectively, shares of common stock in connection with the cashless exercise of warrants to purchase 64,141 and 439,141, respectively, shares of common stock. During the three and six months ended June 30, 2000, the Company issued 1,200 shares of common stock in connection with the exercise of employee stock options. During the three and six months ended June 30, 2001, no shares of common stock were issued.

            During the three and six months ended June 30, 2001, the Company repurchased 23,175 and 92,445, respectively, shares of common stock, respectively, as treasury shares by reducing the indebtedness under certain promissory notes issued to the Company and paying cash of $5,767. During the three and six months ended June 30, 2000, no shares of common stock were repurchased.


(3)   REDEEMABLE CONVERTIBLE PREFERRED STOCK

      Microsoft Investment

            In February, 2001, Microsoft purchased 2,666,666 shares of Series A stock for $10,000,000 at a per share price of $3.75. Each share of Series A may be converted into four shares of Common Stock, (equivalent to a price of $.9375 per share), subject to adjustment under certain conditions. The stock is convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at an annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, the Company is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. During the three and six months ended June 30, 2001, $299,208 and $470,166, respectively, related to the dividends has been accrued. Approximately $372,000 of these unpaid dividends were payable as of June 1, 2001. It is the Company's intention to pay these accrued dividends by issuing additional preferred shares.


(4)   MICROSOFT AGREEMENT

            In November 1998, the Company entered into a five-year agreement with Microsoft. The agreement provides for services related to integration of products, the granting of various rights and licenses, and a provision for Microsoft to be paid future royalties for content distributed as a result of the software developed in

                                  AUDIBLE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



      the agreement. Under the terms of the agreement, Microsoft committed a minimum of $2,000,000 in payments to the Company to integrate certain products and acquire various rights and licenses.

            Microsoft advanced Audible $1,500,000 in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. The Company allocated $50,000 of this advance to certain business development work that was recognized as a reduction of general and administrative expense in the six month period ended June 30, 2001. The remaining $1,450,000 of this advance has been recognized as revenue on a straight-line basis beginning in the quarter ended June 30, 1999 through the initial term of the agreement, which ended in the second quarter of 2001. During the three months ended June 30, 2001 and June 30, 2000, $63,044 and $189,129, respectively, of this advance was recognized as other revenue. During the six months ended June 30, 2001 and June 30, 2000, $252,174 and $378,258, respectively, of this advance was recognized as other revenue.

            Audible will pay Microsoft a royalty on content licensed and distributed by Audible to each end user that accesses its content using the developed software. Royalties will be recognized during the period that the related content revenue is earned. Through June 30, 2001, Audible had not recognized any royalties under this agreement.

            In April 1999, in connection with an amendment to the agreement with Microsoft, the Company issued to Microsoft a warrant which expires November 18, 2003 to purchase 100,000 shares of common stock at the IPO price of $9.00 per share. The fair value of this warrant was determined in accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services" and is being amortized as an expense on a straight-line basis over the same period as the $1,450,000 advance described above. During the three months ended June 30, 2001 and June 30, 2000, $22,396 and $67,215, respectively, was recorded as a production expense related to this warrant with the non-cash credit for services to additional paid-in capital. During the six months ended June 30, 2001 and June 30, 2000, $89,611 and $134,430, respectively, was recorded as a production expense related to this warrant with the non-cash credit for services to additional paid-in capital.


(5)   SERVICES AGREEMENT

            In June 1999, in connection with a services agreement, the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three-year period. The agreement allows for an additional warrant to purchase 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year, also subject to vesting. In May, 2001, this services agreement was amended. Under the terms of the amended agreement, the previously issued warrant to purchase 500,000 shares at $8.00 was replaced with two new warrants. The first new warrant issued, which is fully vested, is for the purchase of 200,000 shares of common stock at $0.91 per share. The second warrant for the purchase of 200,000 shares of common stock at $0.91 per share, is subject to vesting over a 20 month period ending December 31, 2002.

                                  AUDIBLE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


            The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the amended term of the service agreement using variable plan accounting for any unvested portion of shares. Under variable plan accounting, the compensation costs will vary each accounting period until the final measurement date. During the three months ended June 30, 2001 and June 30, 2000, $197,398 and $74,254, respectively, was recorded as a marketing expense related to this agreement with the non-cash credit for services to additional paid-in capital. During the six months ended June 30, 2001 and June 30, 2000, $564,599 and $308,737,
      respectively, was recorded as a marketing expense related to this agreement with the non-cash credit for services to additional paid-in capital.


(6)   AMAZON AGREEMENT

            In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement the Company is the exclusive provider of digital spoken audio (as defined) to Amazon.com. On January 24, 2001, the Company signed Amendment No.1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. Under the amendment, the annual fee for Year 3 of the agreement is reduced from $10,000,000 to $1,500,000 and an additional fee of $1,000,000 is payable in Year 2 of the agreement. Also in connection with Amendment No.1, the Company issued 500,000 fully vested common stock warrants to Amazon.com at an exercise price of $1.50 per share, which are exercisable after January 31, 2002. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the remaining term of the agreement. During the three months and six months ended June 30, 2001, $43,200 and $86,400, respectively, was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital.

            During the three-year term of this agreement, in consideration for certain services, Amazon will receive $22,500,000 (as amended) plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com has purchased 1,340,033 shares of common stock from the Company for $20,000,000. Under the agreements, the consideration paid by Amazon for the purchase of the common stock, and the Company's obligation for the annual fee for the first two years per the original Co-Branding, Marketing, and Distribution Agreement, which are identical amounts, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders' equity, and was being amortized over the first two years of the agreement on a straight-line basis. Prior to Amendment No. 1, through January 2001, $10,000,000 had been amortized as a marketing expense related to the initial $20,000,000 of deferred services. Subsequent to Amendment No. 1, the unamortized payment for year 2 of $10,000,000 plus the additional $2,500,000 payment required under the amendment, or $12,500,000, is being amortized on a straight-line basis over the remaining term of the agreement of 24 months. During the three months ended June 30, 2001 and 2000, $1,250,000 and $2,500,000, respectively, was recorded as a marketing expense, with the non-cash credit to deferred services. During the six months ended June 30, 2001 and 2000, $2,916,667 and $4,166,666, respectively, was recorded as a marketing expense, with the non-cash credit to deferred services. During the three months and six months ended June 30, 2001, $312,500 and $520,833, respectively, was recorded as a marketing expense representing the straight-line amortization of the cash portion of payments due under this agreement.

                                  AUDIBLE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


(7)   RANDOM HOUSE AGREEMENT

            On May 5, 2000 Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint are being distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Audible is required to contribute $1,000,000 annually, or $4,000,000 in total, towards funding the acquisition and creation of digital audio titles through Random House Audible. This total contribution is being amortized over the 50-month term as a cost of content and services revenue. During the three months ended June 30, 2001 and 2000, $240,000 and $160,000, respectively, was recorded as a cost of content and services revenue related to this contribution. During the six months ended June 30, 2001 and 2000, $480,000 and $160,000, respectively, was recorded as a cost of content and services revenue related to this contribution. The agreement further provides for Random House to be granted a warrant to purchase 878,333 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the 50-month term of the agreement. The warrants are accounted for using variable plan accounting whereby compensation costs will vary each accounting period until the final measurement date. During the three months ended June 30, 2001 and 2000, $110,689 and $152,175, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. During the six months ended June 30, 2001 and 2000, $312,016 and $152,175, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. Additionally, the agreement contains provisions for profit participation and bounties, among other items. Random House Audible is an imprint of Random House, Inc.'s Random House Audio Publishing Group division.


(8)   RELATED PARTY TRANSACTIONS

            On April 11, 2001, the Company amended the payment terms of the $50,000 note receivable from stockholder due on March 27, 2001. The amendment requires semi-annual principal payments of at least $5,000 beginning July 15, 2001 until the note and all accrued interest is repaid. The note continues to bear interest at 5.42% annually.


(9)   CONTINGENCIES

            In June 2001, the Company and certain of its officers, directors and former directors, including Donald R. Katz, Andrew P. Kaplan, Richard Brass, R. Bradford Burnham, W. Bingham Gordon, Thomas P. Hirschfeld, Winthrop Knowlton and Timothy Mott, were named as defendants in several putative class actions filed in the United States District Court for the Southern District of New York. The investment banking firms that were involved in the Company's 1999 initial public offering (the "IPO") have also been named as defendants. The gist of the plaintiffs' claims is that the underwriter defendants allegedly allocated the opportunity to participate in the IPO by requiring their customers to pay "kickbacks" in excess of the normal commissions and to make subsequent purchases in the after market at prices in excess of the IPO price. Allegedly, the amounts of the "kickbacks" were sometimes calculated as a percentage of the customer's paper profits over some specified period of time after the IPO. It is alleged that these practices were not disclosed in the registration statement and prospectus for the IPO and that, as a result, the defendants violated various provisions of the federal securities laws. Certain of the complaints purport to set forth claims on behalf of persons who acquired the Company's common stock from July 16, 1999 to June 11, 2001. One other complaint purports to represent a class of persons who acquired the Company's common stock between July 16, 1999 and December 6, 2000. The complaints do not specify the amount of the compensatory damages the plaintiffs are seeking, but the market loss at issue was in excess of $50 million.

            At this time, the Company and its counsel are still reviewing the aforementioned complaints and expect that the cases will be consolidated into one action. Given the early stage of the litigations, the Company is not in a position to state any opinion as to their likely outcome. The Company believes, however, that the claims against it have no merit and, more specifically, contends that it and the individual defendants were not aware of the alleged practices, if they occurred. The Company intends to vigorously defend itself and its officers and directors.

                                  AUDIBLE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


   (10)     SUBSEQUENT EVENTS

            On July 23, 2001, the Company announced a streamlining initiative. Under this initiative 35 staff positions have been eliminated. The Company expects to incur a cash charge of approximately $300,000 in the third quarter of 2001, primarily related to severance costs.

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

OVERVIEW

      We are the leading provider of premium spoken audio content, such as audio versions of books and newspapers and radio programs, that is delivered over the Internet and can be streamed and played back on personal computers and hand-held electronic devices that have digital audio capabilities. The Audible service allows consumers to purchase and download our content from our Web site (www.audible.com(TM)), store it in digital files and play it back on personal computers and hand-held electronic devices. We offer customers the opportunity to subscribe to AudibleListener, a monthly audio service. For a fixed monthly fee, AudibleListener customers may download their choice of programs from www.audible.com. More than 30,000 hours of audio content, much of which is only available in digital audio format at www.audible.com, is currently available on our Web site. Customers can also access products sold by Audible through www.amazon.com. Several manufacturers including Handspring, Sony Electronics, Hewlett-Packard, Compaq Computer Corporation, Casio Inc., Franklin Electronic Publishers, Digisette, LLC., and SONICblue Incorporated's Rio Audio Group have agreed to support and promote the playback of our content on their hand-held electronic devices.

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

      Revenue from the sale of audio content and services has increased in each of the last four quarters. We expect this trend to continue as we expand our customer base. As of June 30, 2001, more than 87,000 customers had purchased content from our Web site.

      Hardware revenue represents revenue from the sale of AudibleReady hand-held electronic devices, primarily the Rio 500, manufactured by SONICblue Incorporated's Rio Audio Group. During the six months ended June 30, 2001, hardware revenue accounted for 20% of our total revenue. Hand-held electronic devices are sold from www.audible.com at a deep discount from normal retail price, when a customer enrolls in AudibleListener for a 12-month period.

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

      We are party to several joint marketing agreements with device manufacturers such as Casio, Compaq Computer Corporation (Compaq), SONICblue Incorporated's Rio Audio Group, Digisette LLC, Hewlett-Packard, Sony Electronics and Handspring. Under these agreements, device manufacturers may receive a portion of the content revenue generated over a specified period of time from each new Audible customer referred by them through the purchase of a hand-held electronic device. For example, a purchaser of Compaq's hand-held electronic device will be able to use the device and our AudibleManager software to access audible.com and download content. Compaq will receive a percentage of the revenue related to content downloaded by this purchaser. These revenue sharing arrangements typically last one or two years from the date the device user becomes an Audible customer.

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

      In May 2000, Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint are being distributed digitally exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company. Audible is required to contribute $1,000,000 annually towards funding the acquisition and creation of digital audio titles through Random House Audible. The agreement further provides for the granting of a warrant to purchase 878,333 shares of Audible common stock to Random House at various exercise prices that vest over the term of the agreement as well as the granting of additional Audible common stock warrants to Random House based on future performance. Additionally, the agreement contains provisions for profit participation and bounties, among other items. Random House Audible is an imprint of Random House, Inc.'s Random House Audio Publishing Group division.

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

RESULTS OF OPERATIONS

      The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three and six months ended June 30, 2001 and 2000.


====================================================================================================
                                                         THREE MONTHS              SIX MONTHS
                                                         ENDED JUNE 30,           ENDED JUNE 30,
                                                    ----------------------    ---------------------
                                                      2001          2000         2001        2000
                                                         (UNAUDITED)                (UNAUDITED)
Revenue:
      Content and services ....................         84%          58%          73%          51%
      Hardware ................................         12           20           20           25
      Other ...................................          4           22            7           24
                                                    ------       ------       ------       ------
            Total revenue .....................        100%         100%         100%         100%
Operating expenses:
      Cost of content and services revenue ....         65          108           63           83
      Cost of hardware revenue ................         39           27           42           67
      Production expenses .....................         85          203           81          219
      Development .............................         62          140           51          150
      Sales and marketing .....................        197          541          185          559
      General and administrative ..............         69          171           66          187
                                                    ------       ------       ------       ------
            Total operating expenses ..........        518        1,190          489        1,265
                                                    ------       ------       ------       ------

Loss from operations ..........................       (418)      (1,090)        (389)      (1,165)

            Other income, net .................         (9)         (49)         (10)         (62)
                                                    ------       ------       ------       ------
Net loss ......................................       (409)      (1,041)        (379)      (1,103)

Accrued dividends on redeemable preferred stock         15           --           11           --

                                                    ------       ------       ------       ------
Net loss applicable to common stockholders ....       (424)%     (1,041)%       (390)%     (1,103)%
                                                    ------       ------       ------       ------

====================================================================================================



THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

      Total revenue, net. Total revenue, net for the three months ended June 30, 2001 was $1,979,000, as compared to $841,000 for the three months ended June 30, 2000, an increase of $1,138,000, or 135%.

      Content and services. Content and services revenue for the three months ended June 30, 2001 was $1,670,000, as compared to $487,000 for the three months ended June 30, 2000, an increase of $1,183,000, or 243%. Content and services revenue increased as a result of our increased customer base, growth in corporate clients and a bulk content sale.

      Hardware. Hardware revenue for the three months ended June 30, 2001 was $235,000, as compared to $165,000 for the three months ended June 30, 2000, an increase of $70,000, or 42%. Hardware revenue increased as a result of selling more AudibleReady hand-held electronic devices, primarily the Rio 500, partially offset by a reduction in selling price.

      Other.    Other revenue for the three months ended June 30, 2001, was
$74,000, as compared to $189,000 for the three months ended June 30, 2000. Revenue for the three-month period ended June 30, 2001 consisted of $63,000 in revenue resulting from amortization of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content, and $11,000 from royalties earned from a license for certain technology rights to a device manufacturer. Revenue for the three-month period ended June 30, 2000 consisted of $189,000 in revenue resulting from amortization of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content.

      Operating expenses.

      Cost of content and services revenue. Cost of content and services revenue was $1,293,000, or 78% of content and services revenue, for the three months ended June 30, 2001, as compared to $910,000, or 186% of content and services revenue, for the three months ended June 30, 2000. This increase was primarily due to the acquisition of additional content licenses, including our agreement with Random House, which resulted in additional amortization of new content agreement minimum guarantees, non cash amortization of warrants issued, and other content costs. For the three month period ended June 30, 2001 and June 30, 2000, we also recorded a charge of $200,000 and $154,000, respectively, to reflect the net realizable value of royalty advances. Cost of content and services revenue as a percentage of content and services revenue decreased due to the higher content and services revenue in the 2001 period.

      Cost of hardware revenue. Cost of hardware revenue was $779,000, or 331% of hardware revenue, for the three months ended June 30, 2001, as compared to $225,000, or 136% of hardware revenue, for the three months ended June 30, 2000. This increase was primarily due to selling more hand-held electronic devices in the 2001 period versus the 2000 period. Cost of hardware revenue as a percentage of hardware revenue increased as we sold these hand-held electronic devices at a deeper discount from normal retail price in the 2001 period, when a customer enrolled in AudibleListener for a 12-month period.

      Production expenses. Production expenses were $1,684,000 for the three months ended June 30, 2001, as compared to $1,709,000 for the three months ended June 30, 2000, a decrease of $25,000, or 2%. This decrease was primarily due to decreased outside services and consultants, offset in part by increased personnel costs.

      Development. Development costs were $1,236,000 for the three months ended June 30, 2001, as compared to $1,177,000 for the three months ended June 30, 2000, an increase of $59,000, or 5%. This increase was primarily due to increased personnel costs incurred in the development of new versions of Audible Manager, AudibleReady formats, and ongoing Web site and related improvements, offset in part by reduction in outside consultants.

      Sales and marketing. Sales and marketing expenses were $3,902,000 for the three months ended June 30, 2001, as compared to $4,551,000 for the three months ended June 30, 2000, a decrease of $649,000, or 142%. This decrease was primarily due to a reduction in certain costs in connection with our Co-Branding, Marketing and Distribution Agreement with Amazon.com, offset in part by increased personnel costs and outside services.

      General and administrative. General and administrative expense was $1,367,000 for the three months ended June 30, 2001, as compared to $1,434,000 for the three months ended June 30, 2000, a decrease of $67,000, or 5%. This decrease was primarily due to decreased professional fees, offset in part by additional depreciation expense associated with leasehold improvements in our corporate offices.

      Other income, net. Other income, net in both periods consisted of interest income and interest expense. Interest income was $192,000 for the three months ended June 30, 2001, as compared to $415,000 for the three months ended June 30, 2000, a decrease of $223,000. This decrease was primarily due to less interest income being earned from lower cash and cash equivalent and short-term investment balances available. Interest expense was $8,000 for the three months ended June 30, 2001, as compared to $6,000 for the three months ended June 30, 2000, an increase of $2,000. This increase was due to one time interest charges payable in the 2001 period in connection with an expiration of one of our capital leases, offset in part by lower overall interest due on our deceased capital equipment line principal balance.

      Accrued dividends on redeemable preferred stock. Accrued dividends on redeemable preferred stock was $299,000 for the three months ended June 30, 2001 as compared to none for the three months ended June 30, 2000. This increase was due to the 12% dividends payable to Microsoft as a result of Microsoft's purchase of 2,666,666 shares of Audible Series A Redeemable Convertible Preferred Stock in February 2001.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.


      Total revenue, net. Total revenue, net for the six months ended June 30, 2001 was $4,109,000, as compared to $1,564,000 for the six months ended June 30, 2000, an increase of $2,545,000, or 163%.

      Content and services. Content and services revenue for the six months ended June 30, 2001 was $2,990,000, as compared to $802,000 for the six months ended June 30, 2000, an increase of $2,188,000, or 273%. Content and services revenue increased as a result of our increased customer base, growth in corporate clients and bulk content sales.

      Hardware. Hardware revenue for the six months ended June 30, 2001 was $837,000, as compared to $384,000 for the six months ended June 30, 2000, an increase of $453,000, or 118%. Hardware revenue increased as a result of selling more AudibleReady hand-held electronic devices, primarily the Rio 500.

      Other. Other revenue for the six months ended June 30, 2001, was $282,000, as compared to $378,000 for the six months ended June 30, 2000. Revenue for the six-month period ended June 30, 2001 consisted of $252,000 in revenue resulting from amortization of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content, and $30,000 from royalties earned from a license for certain technology rights to a device manufacturer. Revenue for the six-month period ended June 30, 2000 consisted of $378,000 in revenue resulting from amortization of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content.

      Operating expenses.

      Cost of content and services revenue. Cost of content and services revenue was $2,597,000, or 87% of content and services revenue, for the six months ended June 30, 2001, as compared to $1,304,000, or 163% of content and services revenue, for the six months ended June 30, 2000. This increase was primarily due to the acquisition of additional content licenses, including our agreement with Random House, which resulted in additional amortization of new content agreement minimum guarantees, non cash amortization of warrants issued, and other content costs. For the six month period ended June 30, 2001 and June 30, 2000, we also recorded a charge of $406,000 and $154,000, respectively, to reflect the net realizable value of royalty advances. Cost of content and services revenue as a percentage of content and services revenue decreased due to the higher content and services revenue in the 2001 period.

      Cost of hardware revenue. Cost of hardware revenue was $1,742,000, or 208% of hardware revenue, for the six months ended June 30, 2001, as compared to $1,045,000, or 272% of hardware revenue, for the six months ended June 30, 2000. This increase was primarily due to selling more hand-held electronic devices in the 2001 period versus the 2000 period. Cost of hardware revenue as a percentage of hardware revenue decreased as we eliminated many of the early hardware related problems that occurred in the hand-held electronic units which were shipped during the early part of the 2000 period.

      Production expenses. Production expenses were $3,342,000 for the six months ended June 30, 2001, as compared to $3,428,000 for the six months ended June 30, 2000, a decrease of $86,000, or 3%. This decrease was primarily due to decreased outside services and consultants, offset in part by increased personnel costs.

      Development. Development costs were $2,116,000 for the six months ended June 30, 2001, as compared to $2,346,000 for the six months ended June 30, 2000, a decrease of $230,000, or 10%. This decrease was primarily due to reduced outsourced costs as a result of the completion of the Web site upgrade project in 2000, offset in part by increased personnel costs incurred in the development of new versions of Audible Manager, AudibleReady formats, and ongoing Web site and related improvements.

      Sales and marketing. Sales and marketing expenses were $7,598,000 for the six months ended June 30, 2001, as compared to $8,746,000 for the six months ended June 30, 2000, a decrease of $1,148,000, or 13%. This decrease was due to a reduction in certain advertising costs such as tradeshow expenses and outdoor media as well as expenses recognized in connection with our Co-Branding, Marketing and Distribution Agreement with Amazon.com, offset in part by increased personnel costs and outside services.

      General and administrative. General and administrative expense was $2,706,000 for the six months ended June 30, 2001, as compared to $2,921,000 for the six months ended June 30, 2000, a decrease of $215,000, or 7%. This decrease was primarily due to decreased professional fees during the 2001 period as well as a reduction in business development expense related to our Microsoft agreement, offset in part by additional depreciation expense associated with leasehold improvements in our corporate offices.

      Other income, net. Other income, net in both periods consisted of interest income and interest expense. Interest income was $428,000 for the six months ended June 30, 2001, as compared to $984,000 for the six months ended June 30, 2000, a decrease of $556,000. This decrease was primarily due to less interest income being earned from lower cash and cash equivalent and short-term investment balances available. Interest expense was $10,000 for the six months ended June 30, 2001, as compared to $12,000 for the six months ended June 30, 2000, a decrease of $2,000. This decrease was due to the lower principal balance on our capital equipment lease line, offset in part by one time interest charges payable in the 2001 period in connection with an expiration of one of our capital leases.

      Accrued dividends on redeemable preferred stock. Accrued dividends on redeemable preferred stock was $470,000 for the six months ended June 30, 2001 as compared to none for the six months ended June 30, 2000. This increase was due to the 12% dividends payable to Microsoft as a result of Microsoft's purchase of 2,666,666 shares of Audible Series A Redeemable Convertible Preferred Stock in February 2001.


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

      We have incurred significant losses since inception, and as of June 30, 2001, we had an accumulated deficit of $81,520,000. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in sales and marketing, content acquisition and production over the next several quarters to the extent available cash allows.

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

      At June 30, 2001, our principal source of liquidity was $15,217,000 in cash and equivalents.

      At June 30, 2001, our principal commitments consisted of obligations under our capital lease line, which allowed us to purchase up to $1,750,000 of equipment, operating lease commitments, contractual commitments with content providers, revenue sharing commitments pursuant to agreements with device manufacturers, and commitments under our agreements with Amazon.com and Random House. Through June 30, 2001, we had leased approximately $1,241,000 in equipment on our lease line and had an outstanding lease obligation of $3,000.

      Net cash used in operating activities for the six months ended June 30, 2001 was $10,220,000. Net cash used during the period was primarily attributable to our net loss, increase in inventory, and a decrease in royalty obligations and advances, offset in part by services rendered for common stock and warrants, depreciation and amortization. Net cash used in operating activities for the six months ended June 30, 2000 was $10,387,000. Net cash used during the period was primarily attributable to our net loss offset in part by services rendered for common stock and warrants and increased royalty obligations, increased accounts payable and accrued expenses and compensation.

      Net cash provided by investing activities for the six months ended June 30, 2001 was $1,275,000. Net cash provided during the period was primarily related to redemptions of short-term investments offset in part by cash used to purchase property and equipment. Net cash provided by investing activities for the six months ended June 30, 2000 was $7,639,000. Net cash provided during the period was primarily related to redemptions of short-term investments offset in part by purchases of short-term investments and cash used to purchase property and equipment.

      Net cash provided by financing activities for the six months ended June 30, 2001 was $10,012,000. Net cash provided by financing activities during the period resulted primarily from the sale of Series A Redeemable Convertible Preferred Stock to Microsoft, offset in part by capital lease payments. Net cash provided by financing activities for the six months ended June 30, 2000 was $1,023,000. Net cash provided by investing activities during the period resulted primarily from the sale of common stock as part of our agreement with Random House and the payments received on notes due from stockholders, offset in part by capital lease payments.

      Based on the Company's currently proposed plans and assumptions related to the implementation of its business plan, including a reduction of staff and certain other costs due to our recently announced streamlining initiative, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash requirements through 2002. However, any projection of future revenues and costs is subject to a level of uncertainty. If current cash and cash equivalents are insufficient to satisfy our liquidity requirements through 2002, we will need to raise additional funds through public or private financing or other arrangements. No assurance can be given that such additional financing, when needed, will be available on terms favorable to us or to our stockholders, if at all, and that such financing would not be antidilutive to our stockholders.


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

      In July 2001, the Financial Accounting Standards Board issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142) "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces Accounting Principles Board Opinion No. 16 (APB 16) "Business Combination", and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 141 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of SFAS 142, companies will be required to perform a transitional goodwill impairment assessment. The Company believes that the adoption of SFAS No. 142 beginning on January 1, 2002, will have no effect on the Company's financial position, and results of operations.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We do not have operations subject to risk of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio.

                           PART II - OTHER INFORMATION






ITEM 1.   LEGAL PROCEEDINGS.

      On May 21, 2001, a complaint was filed in the District Court of Larimer County, Colorado on behalf of a plaintiff who is under indictment for attempted fraud and extortion against Audible, Inc. in early 2000. The Complaint alleges breach of contract, promissory estoppel, fraud, unjust enrichment, breach of duty of good faith and fair dealing, and "outrageous conduct" based on "negotiations" conducted over the Internet with the assistance of the FBI in order to locate and arrest the plaintiff. The damages sought include the items negotiated for (approximately $107,000 in value), attorney's fees and costs, exemplary damages in an unspecified amount, and punitive damages. Audible has noticed the removal of the case to the Federal District Court for Colorado based on diversity jurisdiction. If approved by the Federal Court, the U.S. Attorney's Office seeking the plaintiff's conviction will assist Audible in its efforts to stay the case until plaintiff's trial is concluded. Audible then plans to seek dismissal of the case, either based upon the plaintiff's conviction or the insufficiency of his claims.

      In June 2001, the Company and certain of its officers, directors and former directors, including Donald R. Katz, Andrew P. Kaplan, Richard Brass, R. Bradford Burnham, W. Bingham Gordon, Thomas P. Hirschfeld, Winthrop Knowlton and Timothy Mott, were named as defendants in several putative class actions filed in the United States District Court for the Southern District of New York. The investment banking firms that were involved in the Company's 1999 initial public offering (the "IPO") have also been named as defendants. The gist of the plaintiffs' claims is that the underwriter defendants allegedly allocated the opportunity to participate in the IPO by requiring their customers to pay "kickbacks" in excess of the normal commissions and to make subsequent purchases in the after market at prices in excess of the IPO price. Allegedly, the amounts of the "kickbacks" were sometimes calculated as a percentage of the customer's paper profits over some specified period of time after the IPO. It is alleged that these practices were not disclosed in the registration statement and prospectus for the IPO and that, as a result, the defendants violated various provisions of the federal securities laws. Certain of the complaints purport to set forth claims on behalf of persons who acquired the Company's common stock from July 16, 1999 to June 11, 2001. One other complaint purports to represent a class of persons who acquired the Company's common stock between July 16, 1999 and December 6, 2000. The complaints do not specify the amount of the compensatory damages the plaintiffs are seeking, but the market loss at issue was in excess of $50 million.

      At this time, the Company and its counsel are still reviewing the aforementioned complaints and expect that the cases will be consolidated into one action. Given the early stage of the litigations, the Company is not in a position to state any opinion as to their likely outcome. The Company believes, however, that the claims against it have no merit and, more specifically, contends that it and the individual defendants were not aware of the alleged practices, if they occurred. The Company intends to vigorously defend itself and its officers and directors.



ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      RECENT SALES OF UNREGISTERED SECURITIES

      None

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

      During the three months ended June 30, 2001, we invested $5,585,000 of our funds in accordance with the use of proceeds in our Registration Statement Form S-1. As of June 30, 2001, we have $15,217,000 in remaining funds, including the $10,000,000 received from Microsoft in February 2001 related to the sale of Series A Redeemable Convertible Preferred Stock, which are currently in cash or cash equivalents. We plan to use the remaining funds available to increase our sales and marketing efforts, acquire and produce new audio content, and other uses at the discretion of our management. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent or more of any class of our equity securities.



ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      Inapplicable



ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


      (a) The Company held its Annual Meeting of Stockholders on May 24, 2001 (the "Annual Meeting").

      (b)  n/a

      (c)  The following matters were voted upon at the Annual Meeting:

                     (i) To elect two directors to serve until the 2004 annual meeting of stockholders, and until their successors are elected and duly qualified, with 99.9% of the Common Stock present and voting at the meeting voting for Messers Brass and Knowlton as follows:

                     Nominee                    For          Against or Withheld
                     -------                    ---          -------------------
                     Richard Brass              20,973,015   29,355
                     Winthrop Knowlton          20,973,015   29,355


                     (ii) To ratify the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2001 was ratified by 99.8% of the shares of Common Stock present and voting at the meeting. (Votes for:
20,960,259; votes against or withheld: 19,803; abstain 22,308.).

ITEM 5.     OTHER INFORMATION

      None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

          3.1*      Amended and Restated Certificate of Incorporation of Audible
          3.1.1***  Certificate of Designation of Designations, Limitations,
                    Restrictions And Relative Rights of the Series A Convertible
                    Preferred Stock of Audible, Inc.
          3.2*      Amended and Restated Bylaws of Audible
          10.1+*    License Agreement dated November 4, 1998, by and between
                    Microsoft Corporation and Audible
          10.2+*    Digital Rights Management Agreement dated November 4, 1998, between Microsoft Corporation and Audible
          10.3+*    Development Agreement dated November 12, 1998, by and
                    between RealNetworks, Inc. and Audible
          10.4*     RealMedia Architecture Partner Program Internet Agreement
                    dated November 12, 1998, between RealNetworks, Inc. and
                    Audible
          10.5*     Master Lease Agreement dated November 19, 1996, by and
                    between Comdisco, Inc. as lessor, and Audible as lessee
          10.5.1*   Addendum to Master Lease Agreement dated November 20, 1996, by and between Comdisco, Inc., as lessor, and Audible, as
                    lessee (relating to Exhibit 10.5)
          10.8*     Loan and Security Agreement dated April 6, 1998, by and
                    between Silicon Valley Bank, as lender, and Audible, as
                    borrower, for a revolving line of credit of up to $1,000,000
          10.10*    Security and Loan Agreement dated November 20, 1996, between
                    Audible, as borrower, and Imperial Bank, as lender, for up to $500,000
          10.14*    Amended and Restated Registration Rights Agreement dated
                    February 26, 1998, by and among Audible and certain
                    stockholders named therein
          10.14.1*  Amendment No. 1 to Amended and Restated Registration Rights
                    Agreement dated December 18, 1998 (relating to Exhibit
                    10.14)
          10.14.2*  Amendment No. 2 to Amended and Restated Registration Rights
                    Agreement dated June 17, 1999 (relating to Exhibit 10.14)
          10.15*    1999 Stock Incentive Plan
          10.16*    Form of Common Stock Warrants issued March 31, 1997 by
                    Audible to various investors in connection with the Series C preferred stock financing
          10.17*    Form of Stock Restriction Agreement by and between Audible and the Named Executive Officers made in connection with various purchases and sales of shares of restricted common stock
          10.18*    Form of Promissory Note made by the Named Executive Officers in favor of Audible in connection with various purchases and sales of shares of restricted common stock
          10.19*    Office Lease dated September 20, 1997, by and between
                    Audible, as tenant, and Passaic Investment LLC, Sixty-Five
                    Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in-common, as landlord
          10.20*    Sublease Agreement dated July 19, 1996, by and between
                    Audible, as sublessee, and Painewebber Incorporated, as sublessor
          10.21+*   Agreement dated April 3, 1999 by and between Audible and
                    Diamond Multimedia Systems, Inc.
          10.22*    Common Stock Purchase Warrant, issued April 22, 1999, to
                    Microsoft Corporation
          10.23*    Employment Offer Letter from Audible to Guy Story dated
                    September 10, 1996
          10.24*    Employment Offer Letter from Audible to Brian Fielding dated
                    April 25, 1997
          10.25     Omitted.

          10.26* Employment Offer Letter from Audible to Andrew Kaplan dated May 25, 1999
          10.27     Omitted.
          10.28** Warrant Agreement to purchase 10,000 shares of Common Stock at a price of $7.65 per share, dated October 8, 1999, issued by Audible to National Public Radio, Inc.
          10.29* Common Stock Purchase Warrant, W-1, issued June 17, 1999, to Robin Williams
          10.30* Common Stock Purchase Warrant, W-2, issued June 17, 1999, to Robin Williams
          10.30.1 Amendment No. 1 to Common Stock Purchase Warrant W-2, issued January 25, 2001 to Robin Williams (relating to Exhibit 10.30).
          10.31++# Securities Purchase Agreement dated January 30, 2000, by and between Audible and Amazon.com Commerce Services, Inc.
          10.32++# Co-Branding, Marketing and Distribution Agreement dated January 30, 2000, by and between Audible and Amazon.com Commerce Services, Inc.
          10.33*** Series A Convertible Preferred Stock Purchase Agreement by and between Audible Inc. and Microsoft Corporation dated as of February 8, 2001.
          10.34++ Amendment No. 1 to Co-Branding, Marketing and Distribution Agreement dated as of January 24, 2001 by and between Amazon.com Commerce Services, Inc. and Audible (relating to
                    Exhibit 10.32)

          * Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985)

          ** Incorporated by reference from the Company's Form 10K/A for the period ended December 31, 1999

          # Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2000

          *** Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 2000

          + Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application requesting Confidential Treatment under Rule 406 of the Securities Act of 1933.

          ++ Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

          ##        To be filed by Amendment.


      (b)  Reports on Form 8-K

           None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AUDIBLE, INC.



                         By:    /s/ Andrew P Kaplan
                                ------------------------------------------------
                         Name:  Andrew P.  Kaplan
                         Title: Chief Financial Officer and
                                Vice President, Finance and Administration


Dated: August  14, 2001