Form 10-Q
period 2001-09-30
AUDIBLE INC
filed 2001-11-14
CIK 1077926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One) [ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 000-26529

AUDIBLE, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3407945 (I.R.S. employer identification number)

65 WILLOWBROOK BLVD. WAYNE, NEW JERSEY (Address of principal executive offices)	07470 (Zip Code)

(973) 837-2700
(Registrant’s telephone number, including area code)

None
(Former name, former address and former
fiscal year — if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

     As of November 5, 2001, 27,546,989 shares of common stock (“Common Stock”) of the Registrant were outstanding.

AUDIBLE, INC.

INDEX

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

AUDIBLE, INC.
CONDENSED BALANCE SHEETS

	September 30, 2001	December 31, 2000

Assets	(unaudited)
Current assets:
Cash and cash equivalents	$9,649,355	$14,149,027
Short-term investments, including interest receivable	—	2,053,069
Accounts receivable, net	364,045	193,752
Royalty advances	185,641	847,396
Prepaid expenses and other current assets	363,894	464,133
Inventory	338,287	118,170
Note receivable due from stockholder, current	10,000	50,000

Total current assets	10,911,222	17,875,547

Property and equipment, net	2,441,398	2,818,792
Note receivable due from stockholder, non current	35,000	—
Other assets	300,853	37,510

Total assets	$13,688,473	$20,731,849

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,317,776	$1,754,440
Accrued expenses and compensation	2,016,129	2,397,879
Royalty obligations, current	886,700	772,700
Current maturities of obligations under capital leases	—	47,187
Advances, current	282,287	453,476
Accrued dividends on redeemable convertible preferred stock	772,662	—

Total current liabilities	5,275,554	5,425,682

Deferred cash compensation	97,525	211,065
Royalty obligations, non current	67,750	502,000
Advances, non current	92,363	—

Redeemable convertible preferred stock; Series A, par value $.01, 4,500,000 shares authorized, 2,666,666 and no shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	10,000,000	—

Stockholders’ equity:
Common stock, par value $.01. 50,000,000 shares authorized, 27,546,989 shares issued at September 30, 2001 and December 31, 2000	275,470	275,470
Additional paid-in capital	93,327,402	92,196,176
Deferred compensation and services	(7,207,545)	(11,867,358)
Notes due from stockholders for common stock	(297,459)	(391,703)
Treasury stock at cost: 676,725 and 536,505 shares of common stock at September 30, 2001 and December 31, 2000, respectively	(179,990)	(143,061)
Accumulated deficit	(87,762,597)	(65,476,420)

Total stockholders’ (deficit) equity	(1,844,719)	14,593,102

Total liabilities and stockholders’ equity	$13,688,473	$20,731,849

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue, net:
Content and services	$2,003,993	$690,040	$4,994,198	$1,491,987
Hardware	140,044	234,307	1,093,387	618,469
Other	16,895	189,130	298,715	567,388

Total revenue, net	2,160,932	1,113,477	6,386,300	2,677,844

Operating expenses:
Cost of content and services revenue	1,162,221	1,158,684	3,759,330	2,462,471
Cost of hardware revenue	451,958	468,535	2,193,462	1,513,469
Production expenses	1,235,676	1,635,045	4,577,708	5,062,691
Development	736,251	1,306,371	2,851,772	3,651,901
Sales and marketing	3,436,519	3,370,018	11,151,068	12,115,608
General and administrative	1,179,426	1,379,826	3,885,741	4,300,949

Total operating expenses	8,202,051	9,318,479	28,419,081	29,107,089

Loss from operations	(6,041,119)	(8,205,002)	(22,032,781)	(26,429,245)
Other income, net	100,525	354,979	519,266	1,327,112

Net loss	(5,940,594)	(7,850,023)	(21,513,515)	(25,102,133)
Accrued dividends on redeemable preferred
stock	(302,496)	—	(772,662)	—

Net loss applicable to common stockholders	$(6,243,090)	$(7,850,023)	$(22,286,177)	$(25,102,133)

Basic and diluted net loss per common share	$(0.23)	$(0.29)	$(0.83)	$(0.95)

Weighted average shares outstanding	26,885,820	27,014,489	26,933,436	26,519,323

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine months Ended
	September 30,

	2001	2000

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(21,513,515)	$(25,102,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,360,813	822,652
Services rendered for common stock and warrants	5,530,944	7,565,999
Non-cash compensation charges	260,097	381,769
Deferred cash compensation	(113,540)	21,769
Non cash barter revenue	(285,048)	—
Changes in assets and liabilities:
Interest receivable on short-term investments	98,078	268,195
Accounts receivable, net	(170,293)	(90,900)
Royalty advances	661,755	(584,795)
Prepaid expenses and other current assets	97,496	(9,960)
Inventory	(220,117)	—
Other assets	21,705	51,490
Accounts payable	(436,664)	540,633
Accrued expenses and compensation	(381,750)	1,247,159
Royalty obligations	(320,250)	738,000
Advances	(78,826)	(572,588)

Net cash used in operating activities	(15,489,115)	(14,722,710)

Cash flows from investing activities:
Purchases of property and equipment	(983,419)	(2,528,114)
Purchases of short-term investments, net	—	(25,462,949)
Redemptions of short-term investments, net	1,957,734	36,161,596
Payments received on notes receivable to shareholders	5,000	100,000

Net cash provided by investing activities	979,315	8,270,533

Cash flows from financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock	10,000,000	—
Proceeds from sale of common stock	—	1,000,000
Proceeds from exercise of common stock options	—	9,600
Payments received on notes due from stockholders for common stock	63,082	186,276
Payment of principal on obligations under capital leases	(47,187)	(215,768)
Cash paid for purchase of treasury stock	(5,767)	—

Net cash provided by financing activities	10,010,128	980,108

Decrease in cash and cash equivalents	(4,499,672)	(5,472,069)
Cash and cash equivalents at beginning of period	14,149,027	12,030,392

Cash and cash equivalents at end of period	$9,649,355	$6,558,323

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2001 and 2000
(unaudited)

(1) Summary of Significant Accounting Policies

     Basis of Presentation

The accompanying condensed financial statements as of September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000, from the Company’s Annual Report on Form 10-K.

     Reclassifications

Certain items in the 2000 condensed financial statements have been reclassified to conform to the 2001 presentation.

     Barter Arrangement

In accordance with Accounting Principles Board (APB) No. 29, “Accounting for Nonmonetary Transactions”, the Company accounts for barter transactions based on the fair value of the assets or services surrendered or obtained, whichever is more clearly evident. In September 2001, the Company signed a Bulk Content Sale and Advertising Agreement whereby the Company exchanged $285,048 in bulk content for $285,048 in prepaid advertising to be used over the next 24 months. The Company delivered the bulk content prior to September 30, 2001, and accordingly, recorded revenue of $285,048 included in content and services revenue on the accompanying condensed statements of operations for the three and nine months ended September 30, 2001. As of September 30, 2001, none of the acquired advertising had been used, therefore the entire amount of prepaid advertising is included in Other Assets on the accompanying September 30, 2001 Balance Sheet.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2001 and 2000
(unaudited)

     Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is presented in accordance with the provisions of SFAS No. 128, ''Earnings Per Share.’’ Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per common share is equal to basic net loss per common share, since all common stock equivalents are antidilutive for each of the periods presented.

Diluted net loss per common share for the three and nine months ended September 30, 2001 does not include the effects of outstanding options to purchase 6,084,400 shares of common stock, warrants outstanding to purchase 2,390,654 shares of common stock; and 10,666,664 shares of common stock on conversion of outstanding Series A Redeemable Convertible Preferred Stock (“Series A”), as the effect of their inclusion is antidilutive during the periods. Diluted net loss per common share for the three and nine months ended September 30, 2000 does not include the effects of options to purchase 5,733,900 shares of common stock, and warrants to purchase 1,972,654 shares of common stock, as the effect of their inclusion is antidilutive during the periods.

(2) Stockholders’ Equity

     Common Stock

In March 1999, the Company issued 229,500 shares of common stock to employees at a price less than the fair value of the stock at the time of issuance. These shares, which are subject to vesting over four years, were paid for by full recourse promissory notes executed by the employees. The difference between the fair value and the issue price of these common shares of $907,214 was recorded as deferred compensation, a component of stockholders’ equity, and is being amortized as an expense straight-line over the vesting term.

In February 2000, the Company offered 100,000 common shares to its new Chief Executive Officer in connection with his offer of employment at five dollars per share less than the fair value of the stock. The Company recorded $500,000 as deferred compensation in February 2000 and was recording the compensation expense straight-line over the vesting term. The offer to purchase these shares was rescinded in August 2000, and the CEO did not purchase any of the offered shares. In August 2000, the Company issued to its CEO 500,000 stock options at an exercise price equal to the fair value of the common stock at the time of issuance. The Company was recording the original compensation expense over the vesting term of the new option grant, and was accounting for 100,000 of the 500,000 newly issued options as replacement options using variable

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2001 and 2000
(unaudited)

accounting by adjusting the compensation expense associated with these 100,000 options based on the closing price of the Company’s common stock in accordance with FASB Interpretation No. 44 (FIN 44) “Accounting for Certain Transactions involving Stock Compensation – an Interpretation of APB Opinion No. 25”. In July 2001, as a result of the CEO no longer being employed by the Company, the Company is no longer recording any further expense related to these options and has reversed the remaining unexpensed deferred compensation against additional paid-in-capital.

In March 2000, the Company issued 370,000 options to purchase shares of common stock to employees at $1.00 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over four years. The difference between the fair value and the issue price of these options of $370,000 was recorded as deferred compensation, and is being amortized as an expense straight-line over the vesting term. In May 2001, the Company issued 50,000 options to purchase shares of common stock to an employee at $0.50 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over four years. The difference between the fair value and the issue price of these options of $25,000 was recorded as deferred compensation, and was being amortized as an expense straight-line over the vesting term. In July 2001, as a result of the employee no longer being employed by the Company, the Company is no longer recording any further expense related to these 50,000 options and has reversed the remaining unexpensed deferred compensation against paid-in-capital.

During the three months ended September 30, 2001 and 2000, $74,278 and $139,134, respectively, of compensation expense was recognized related to these transactions. During the nine months ended September 30, 2001 and 2000, $260,097 and $381,769, respectively, of compensation expense was recognized related to these transactions. During the three and nine months ended September 30, 2001, $234,618 and $258,049, respectively, of deferred compensation was reversed against paid-in capital related to unvested options forfeited due to employees leaving the Company.

In April 1999, the Company established the 1999 Stock Incentive Plan (the ''Plan’’), which permits up to 9,000,000 common stock shares to be issued under the Plan. The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards. As of September 30, 2001, options to purchase 6,084,400 common stock shares were outstanding.

In April 1999, the Company increased the number of shares of common stock authorized from 16,000,000 to 50,000,000. As of September 30, 2001 and December 31, 2000, the Company had issued 27,546,989 shares of common stock. As of September 30, 2001 and December 31, 2000, the Company had 2,390,654 and 1,878,654 shares of common stock, respectively, reserved for issuance upon exercise of outstanding common stock warrants, and 6,084,400 and 5,365,900 shares of common stock, respectively, reserved for issuance upon exercise of outstanding options. As of September 30, 2001 and December 31, 2000, the Company had 10,666,664 and no shares of common stock, respectively, reserved for issuance upon conversion of outstanding Series A redeemable convertible preferred stock.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2001 and 2000
(unaudited)

In January 2000, the Company issued 1,340,033 shares of common stock in connection with two agreements with Amazon.com (see note 6). During the nine months ended September 30, 2000, the Company also issued 326,390 shares of common stock in connection with the cashless exercise of warrants to purchase 439,141 shares of common stock. During the nine months ended September 30, 2000, the Company issued 1,200 shares of common stock in connection with the exercise of employee stock options. During the three and nine months ended September 30, 2001, no shares of common stock were issued.

During the three and nine months ended September 30, 2001, the Company repurchased 47,775 and 139,720, shares of common stock, respectively, as treasury shares by reducing the indebtedness under certain promissory notes issued to the Company and paying cash of $5,767. During the three and nine months ended September 30, 2000, no shares of common stock were repurchased.

(3) Redeemable Convertible Preferred Stock

     Microsoft Investment

In February, 2001, Microsoft purchased 2,666,666 shares of Series A stock for $10,000,000 at a per share price of $3.75. Each share of Series A may be converted into four shares of Common Stock, (equivalent to a price of $.9375 per share), subject to adjustment under certain conditions. The stock is convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at an annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, the Company is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. During the three and nine months ended September 30, 2001, $302,496 and $772,662, respectively, related to the dividends has been accrued. Approximately $372,000 of these unpaid dividends were payable as of June 1, 2001. It is the Company’s intention to pay these accrued dividends by issuing additional preferred shares.

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

Microsoft advanced Audible $1,500,000 in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. The

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2001 and 2000
(unaudited)

Company allocated $50,000 of this advance to certain business development work that was recognized as a reduction of general and administrative expense in the nine month period ended September 30, 2001. The remaining $1,450,000 of this advance has been recognized as revenue on a straight-line basis beginning in the quarter ended September 30, 1999 through the initial term of the agreement, which ended in the second quarter of 2001. During the three months ended September 30, 2001 and September 30, 2000, none and $189,130, respectively, of this advance was recognized as other revenue. During the nine months ended September 30, 2001 and September 30, 2000, $252,174 and $567,388, respectively, of this advance was recognized as other revenue.

Audible will pay Microsoft a royalty on content licensed and distributed by Audible to each end user that accesses its content using the developed software. Royalties will be recognized during the period that the related content revenue is earned. Through September 30, 2001, Audible had not recognized any royalties under this agreement.

In April 1999, in connection with an amendment to the agreement with Microsoft, the Company issued to Microsoft a warrant which expires November 18, 2003 to purchase 100,000 shares of common stock at the IPO price of $9.00 per share. The fair value of this warrant was determined in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services” and is being amortized as an expense on a straight-line basis over the same period as the $1,450,000 advance described above. During the three months ended September 30, 2001 and 2000, none and $67,215, respectively, was recorded as a production expense related to this warrant with the non-cash credit for services to additional paid-in capital. During the nine months ended September 30, 2001 and 2000, $89,611 and $201,645, respectively, was recorded as a production expense related to this warrant with the non-cash credit for services to additional paid-in capital.

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

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2001 and 2000
(unaudited)

The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the amended term of the service agreement using variable plan accounting for any unvested portion of shares. Under variable plan accounting, the compensation costs will vary each accounting period until the final measurement date. During the three months ended September 30, 2001 and 2000, $123,813 and $44,049, respectively, was recorded as a marketing expense related to this agreement with the non-cash credit for services to additional paid-in capital. During the nine months ended September 30, 2001 and 2000, $688,412 and $352,786, respectively, was recorded as a marketing expense related to this agreement with the non-cash credit for services to additional paid-in capital.

(6) Amazon Agreements

In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement the Company is the exclusive provider of digital spoken audio (as defined) to Amazon.com. On January 24, 2001, the Company signed Amendment No.1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. Under the amendment, the annual fee for Year 3 of the agreement is reduced from $10,000,000 to $1,500,000 and an additional fee of $1,000,000 is payable in Year 2 of the agreement. Also in connection with Amendment No.1, the Company issued 500,000 fully vested common stock warrants to Amazon.com at an exercise price of $1.50 per share, which are exercisable after January 31, 2002. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the remaining term of the agreement. During the three months and nine months ended September 30, 2001, $43,200 and $129,600, respectively, was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital.

During the three-year term of this agreement, in consideration for certain services, Amazon will receive $22,500,000 (as amended) plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. Under the agreements, the consideration paid by Amazon for the purchase of the common stock, and the Company’s obligation for the annual fee for the first two years per the original Co-Branding, Marketing, and Distribution Agreement, which are identical amounts, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders’ equity, and was being amortized over the first two years of the agreement on a straight-line basis. Prior to Amendment No. 1, through January 2001, $10,000,000 had been amortized as a marketing expense related to the initial $20,000,000 of deferred services. Subsequent to Amendment No. 1, the unamortized payment for year 2 of $10,000,000 plus the additional $2,500,000 payment required under the amendment, or $12,500,000, is being amortized on a straight-line basis over the remaining term of the agreement of 24 months. During the three months ended September 30, 2001 and 2000, $1,250,000 and $2,500,000, respectively, was recorded as a marketing expense, with the non-cash credit to deferred services. During the nine months ended September 30,

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2001 and 2000
(unaudited)

2001 and 2000, $4,166,667 and $6,666,666, respectively, was recorded as a marketing expense, with the non-cash credit to deferred services. During the three and nine months ended September 30, 2001, $312,500 and $833,333, respectively, was recorded as a marketing expense representing the straight-line amortization of the cash portion of payments due under this agreement.

(7) Random House Agreement

On May 5, 2000 Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint are being distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Audible is required to contribute $1,000,000 annually, or $4,000,000 in total, towards funding the acquisition and creation of digital audio titles through Random House Audible. This total contribution is being amortized over the 50-month term as a cost of content and services revenue. During each of the three months ended September 30, 2001 and 2000, $240,000 was recorded as a cost of content and services revenue related to this contribution. During the nine months ended September 30, 2001 and 2000, $720,000 and $400,000, respectively, was recorded as a cost of content and services revenue related to this contribution. The agreement further provides for Random House to be granted a warrant to purchase 878,333 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the 50-month term of the agreement. The warrants are accounted for using variable plan accounting whereby compensation costs will vary each accounting period until the final measurement date. During the three months ended September 30, 2001 and 2000, $90,581 and $100,206, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. During the nine months ended September 30, 2001 and 2000, $402,597 and $252,380, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. Additionally, the agreement contains provisions for profit participation and bounties, among other items. Random House Audible is an imprint of Random House, Inc.’s Random House Audio Publishing Group division.

(8) Related Party Transactions

On April 11, 2001, the Company amended the payment terms of the $50,000 note receivable due from stockholder due on March 27, 2001. The amendment requires semi-annual principal payments of at least $5,000 beginning July 15, 2001 until the note and all accrued interest is repaid. The note continues to bear interest at 5.42% annually. The principal balance of this note receivable as of September 30, 2001 was $45,000.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2001 and 2000
(unaudited)

(9) Contingencies

In September 2001, the Company and certain of its officers, directors and former directors, including Donald R. Katz, Andrew P. Kaplan, Richard Brass, R. Bradford Burnham, W. Bingham Gordon, Thomas P. Hirschfeld, Winthrop Knowlton and Timothy Mott, were named as defendants in several complaints filed in the United States District Court for the Southern District of New York. The complaints allege that the defendants violated federal securities laws by issuing a Registration Statement and Prospectus that contained materially false and misleading information and/or omissions relating to, among other things, the commissions received by underwriters of its common stock. Certain of the complaints purport to set forth claims on behalf of persons who acquired the Company’s common stock from July 16, 1999 to September 11, 2001. One other complaint purports to represent a class of persons who acquired the Company’s common stock between July 16, 1999 and December 6, 2000. The complaints seek unspecified damages and other relief.

At this time, the Company and its counsel are still reviewing the aforementioned complaints and expect that the cases will be consolidated into one action. Given the early stage of the litigations, the Company is not in a position to state any opinion as to their likely outcome. The Company believes, however, that the claims against it have no merit and intends to vigorously defend itself and its officers and directors.

(10) Streamlining Initiative

On July 23, 2001, the Company announced a streamlining initiative. Under this initiative 33 staff positions were eliminated including the resignation of the Company’s CEO. The Company incurred a charge of $181,939 in the third quarter of 2001, primarily related to severance costs, included in general and administrative expense on the accompanying condensed statements of operations for the three and nine months ended September 30, 2001. All but approximately $11,000 was paid during the third quarter of 2001. The remaining balance is expected to be paid during the fourth quarter of 2001.

(11) Subsequent Events

On October 26, 2001, the Company received a Nasdaq Staff Determination letter indicating that the Company has failed to comply with the minimum Net Tangible Assets requirement for continued listing. Accordingly, the Company’s securities are subject to de-listing from the Nasdaq National Market. The Company has requested a hearing before the National Listing Qualifications Panel to review the Staff Determination. The request for a hearing will defer the de-listing of Audible’s common stock pending a decision by the panel. There can be no assurance that the panel will grant the Company’s requests for continued listing. If the Company’s common stock is de-listed from the Nasdaq National Market, the Company expects that its common stock will continue to be listed under the symbol of “ADBL” and would trade on The National Association of Securities Dealers, Inc. (NASD’s) OTC Bulletin Board.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

     We are the leading provider of premium spoken audio content, such as audio versions of books and newspapers and radio programs, that is delivered over the Internet and can be streamed and played back on personal computers and hand-held electronic devices that have digital audio capabilities. The Audible service allows consumers to purchase and download our content from our Web site (www.audible.com™), store it in digital files and play it back on personal computers and hand-held electronic devices. We offer customers the opportunity to subscribe to AudibleListener, a monthly audio service. For a fixed monthly fee, AudibleListener customers may download their choice of programs from www.audible.com. More than 30,000 hours of audio content, much of which is only available in digital audio format at www.audible.com, is currently available on our Web site. Customers can also access products sold by Audible through www.amazon.com. Several manufacturers including Handspring, Sony Electronics, Hewlett-Packard, Compaq Computer Corporation, Casio Inc., Franklin Electronic Publishers, Digisette, LLC., and SONICblue Incorporated’s Rio Audio Group have agreed to support and promote the playback of our content on their hand-held electronic devices.

     The market for the Audible service results from the increasing usage of the Internet and the introduction of hand-held electronic devices that have digital audio capabilities. In contrast to traditional radio broadcasts, the Audible service offers customers access to content of their choice and the ability to listen to what they want, when and where they want—whether commuting, exercising, relaxing or sitting at their personal computers. Unlike traditional and online bookstores, which are subject to physical inventory constraints and shipping delays, we provide a selection that is readily available in digital format that can be quickly delivered over the Internet directly to our customers.

     Revenue from the sale of audio content and services has increased in each of the last four quarters. We expect this trend to continue as we expand our customer base. As of September 30, 2001, more than 102,000 customers had purchased content from our Web site.

     Hardware revenue represents revenue from the sale of AudibleReady hand-held electronic devices, primarily the Rio 500, manufactured by SONICblue Incorporated’s Rio Audio Group. During the nine months ended September 30, 2001, hardware revenue accounted for 17% of our total revenue. Hand-held electronic devices are sold from www.audible.com at a deep discount from normal retail price, when a customer enrolls in AudibleListener for a 12-month period.

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

     We recognize revenue from the sale of individual content titles in the period the content is downloaded and the customer’s credit card is processed. We recognize revenue from content membership programs and subscription sales pro rata over the membership or subscription term. Typically, we pay our content providers a royalty based upon net sales of the content downloaded by our customers. The majority of our content agreements require us to make advance royalty payments for minimum guarantees which are amortized on a straight-line basis over the term of the agreement or are expensed as royalties are earned, whichever is sooner. In addition, the Company periodically adjusts the balance of royalty advances to reflect their estimated net realizable value.

     We recognize revenue, including shipping and handling fees, from sales of hand-held electronic devices upon shipment. The cost of shipping and handling is recorded as sales and marketing expense. We recognize revenue from audio production and hosting services we provide to corporations as the services are performed.

     We are party to several joint marketing agreements with device manufacturers such as Casio, Compaq Computer Corporation (Compaq), SONICblue Incorporated’s Rio Audio Group, Digisette LLC, Hewlett-Packard, Sony Electronics and Handspring. Under these agreements, device manufacturers may receive a portion of the content revenue generated over a specified period of time from each new Audible customer referred by them through the purchase of a hand-held electronic device. For example, a purchaser of Compaq’s hand-held electronic device will be able to use the device and our AudibleManager software to access audible.com and download content. Compaq will receive a percentage of the revenue related to content downloaded by this purchaser. These revenue sharing arrangements typically last one or two years from the date the device user becomes an Audible customer.

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

     In May 2000, Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint are being distributed digitally exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company. Audible is required to contribute $1,000,000 annually towards funding the acquisition and creation of digital audio titles through Random House Audible. The agreement further provides for the granting of a warrant to purchase 878,333 shares of Audible common stock to Random House at various exercise prices that vest over the term of the agreement as well as the granting of additional Audible common stock warrants to Random House based on future performance. Additionally, the agreement contains provisions for profit participation and bounties, among other items. Random House Audible is an imprint of Random House, Inc.’s Random House Audio Publishing Group division.

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

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three and nine months ended September 30, 2001 and 2000.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000
	(unaudited)		(unaudited)
Revenue:
Content and services	93%	62%	78%	56%
Hardware	6	21	17	23
Other	1	17	5	21

Total revenue	100%	100%	100%	100%
Operating expenses:
Cost of content and services revenue	54	104	59	92
Cost of hardware revenue	21	42	34	57
Production expenses	57	147	72	189
Development	34	117	45	136
Sales and marketing	159	303	174	452
General and administrative	55	124	61	161

Total operating expenses	380	837	445	1,087

Loss from operations	(280)	(737)	(345)	(987)
Other income, net	5	32	8	50

Net loss	(275)	(705)	(337)	(937)
Accrued dividends on redeemable preferred stock	(14)	—	(12)	—

Net loss applicable to common stockholders	(289)%	(705)%	(349)%	(937)%

Three months ended September 30, 2001 compared to three months ended September 30, 2000.

     Total revenue, net. Total revenue, net for the three months ended September 30, 2001 was $2,161,000, as compared to $1,113,000 for the three months ended September 30, 2000, an increase of $1,048,000, or 94%.

     Content and services. Content and services revenue for the three months ended September 30, 2001 was $2,004,000, as compared to $690,000 for the three months ended September 30, 2000, an increase of $1,314,000, or 190%. Content and services revenue increased as a result of our increased customer base, growth in corporate clients and bulk content sales. Bulk content sales in the period ended September 30, 2001 included a barter arrangement whereby $285,000 in bulk content was exchanged for prepaid advertising.

     Hardware. Hardware revenue for the three months ended September 30, 2001 was $140,000, as compared to $234,000 for the three months ended September 30, 2000, a decrease of $94,000, or 40%. Hardware revenue decreased as a result of selling more AudibleReady hand-held electronic devices, primarily the Rio 500, at a deeper discount than in the prior period when the customer signs up for a one year commitment to AudibleListener Membership.

     Other. Other revenue for the three months ended September 30, 2001, was $17,000, as compared to $189,000 for the three months ended September 30, 2000. Other revenue decreased as a result of the end of the amortization in April 2001 of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content. Other revenue for the three months ended September 30, 2001 consisted of royalties earned from a license granted for certain technology rights to a device manufacturer.

     Operating expenses.

     Cost of content and services revenue. Cost of content and services revenue was $1,162,000, or 58% of content and services revenue, for the three months ended September 30, 2001, as compared to $1,159,000, or 168% of content and services revenue, for the three months ended September 30, 2000. Included in cost of content and services revenue for the three month period ended September 30, 2001 and 2000, was a charge of $118,000 and $345,000, respectively, to reflect the net realizable value of royalty advances. Cost of content and services revenue as a percentage of content and services revenue decreased in the 2001 period due to a higher revenue base with relatively fixed content and services revenue costs such as amortization of royalty advances.

     Cost of hardware revenue. Cost of hardware revenue was $452,000, or 323% of hardware revenue, for the three months ended September 30, 2001, as compared to $469,000, or 200% of hardware revenue, for the three months ended September 30, 2000. This decrease was primarily due to reduced costs in acquiring hand-held electronic devices in the 2001 versus the 2000 period. Cost of hardware revenue as a percentage of hardware revenue increased as we sold these hand-held electronic devices at a deeper discount from normal retail price in the 2001 period than in the 2000 period, when a customer enrolled in AudibleListener for a 12-month period.

     Production expenses. Production expenses were $1,236,000 for the three months ended September 30, 2001, as compared to $1,635,000 for the three months ended September 30, 2000, a decrease of $399,000, or 24%. This decrease was primarily due to a reduction in personnel costs, decreased outside services and consultants, and the elimination of charges associated with the warrants issued in connection with the Microsoft agreement due to the end of the term of the agreement in early 2001.

     Development. Development costs were $736,000 for the three months ended September 30, 2001, as compared to $1,306,000 for the three months ended September 30, 2000, a decrease of $570,000, or 44%. This decrease was primarily due to reduction in outside consultants as well as reduced personnel cost.

     Sales and marketing. Sales and marketing expenses were $3,437,000 for the three months ended September 30, 2001, as compared to $3,370,000 for the three months ended September 30, 2000, an increase of $67,000, or 2%. This slight increase was primarily due to increased advertising expenses, offset in part by a reduction in certain costs in connection with our Co-Branding, Marketing and Distribution Agreement with Amazon.com.

     General and administrative. General and administrative expenses were $1,179,000 for the three months ended September 30, 2001, as compared to $1,380,000 for the three months ended September 30, 2000, a decrease of $201,000, or 15%. This decrease was primarily due to a reduction in personnel costs and decreased professional fees, offset in part by additional depreciation expense associated with leasehold improvements in our corporate offices and severance expenses recognized in the 2001 period.

     Other income, net. Other income, net in both periods consisted of interest income and interest expense. Interest income was $101,000 for the three months ended September 30, 2001, as compared to $361,000 for the three months ended September 30, 2000, a decrease of $260,000. This decrease was primarily due to less interest income being earned from lower cash and cash equivalent and short-term investment balances available. No interest expense was recognized for the three months ended September 30, 2001, as compared to $6,000 for the three months ended September 30, 2000, a decrease of $6,000. This decrease was due to the completion of the capital leases entered into for capital equipment.

     Accrued dividends on redeemable preferred stock. Accrued dividends on redeemable preferred stock was $302,000 for the three months ended September 30, 2001 as compared to none for the three months ended September 30, 2000. This increase was due to the 12% dividends payable to Microsoft as a result of Microsoft’s purchase of 2,666,666 shares of Audible Series A Redeemable Convertible Preferred Stock in February 2001.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000.

     Total revenue, net. Total revenue, net for the nine months ended September 30, 2001 was $6,386,000, as compared to $2,678,000 for the nine months ended September 30, 2000, an increase of $3,708,000, or 138%.

     Content and services. Content and services revenue for the nine months ended September 30, 2001 was $4,994,000, as compared to $1,492,000 for the nine months ended September 30, 2000, an increase of $3,502,000, or 235%. Content and services revenue increased as a result of our increased customer base, growth in corporate clients and bulk content sales. For the nine months ended September 30, 2001 bulk content sales included a barter arrangement whereby $285,000 in bulk content was exchanged for prepaid advertising.

     Hardware. Hardware revenue for the nine months ended September 30, 2001, was $1,093,000, as compared to $618,000 for the nine months ended September 30, 2000, an increase of $475,000, or 77%. Hardware revenue increased as a result of selling more AudibleReady hand-held electronic devices, primarily the Rio 500, in the 2001 period versus the 2000 period.

     Other. Other revenue for the nine months ended September 30, 2001, was $298,000, as compared to $567,000 for the nine months ended September 30, 2000. Revenue for the nine-month period ended September 30, 2001 consisted of $252,000 in revenue resulting from amortization of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content, and $46,000 from royalties earned from a license for certain technology rights to a device manufacturer. The $567,000 in revenue for the nine-month period ended September 30, 2000 consisted solely of revenue resulting from amortization of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content, which ended in April 2001.

     Operating expenses.

     Cost of content and services revenue. Cost of content and services revenue was $3,759,000, or 75% of content and services revenue, for the nine months ended September 30, 2001, as compared to $2,462,000, or 165% of content and services revenue, for the nine months ended September 30, 2000. This increase was primarily due to the acquisition of additional content licenses, including our agreement with Random House, which resulted in additional amortization of content agreement minimum guarantees, non cash amortization of warrants issued, and other content costs. For the nine month period ended September 30, 2001 and 2000, we also recorded a charge of $524,000 and $499,000, respectively, to reflect the net realizable value of royalty advances. Cost of content and services revenue as a percentage of content and services revenue decreased in the 2001 period as the result of increased content and services revenue in the 2001 period.

     Cost of hardware revenue. Cost of hardware revenue was $2,193,000, or 200% of hardware revenue, for the nine months ended September 30, 2001, as compared to $1,513,000, or 245% of hardware revenue, for the nine months ended September 30, 2000. This increase was primarily due to selling more hand-held electronic devices in the 2001 period versus the 2000 period. Cost of hardware revenue as a percentage of hardware revenue decreased as we eliminated many of the early hardware related problems that occurred in the hand-held electronic units which were shipped during the early part of the 2000 period, offset in part by selling these hand-held electronic devices at a deeper discount from normal retail price in the 2001 period, when a customer enrolled in AudibleListener for a 12-month period.

     Production expenses. Production expenses were $4,578,000 for the nine months ended September 30, 2001, as compared to $5,063,000 for the nine months ended September 30, 2000, a decrease of $485,000, or 10%. This decrease was primarily due to decreased outside services and consultants, offset in part by increased personnel costs in the first half of 2001.

     Development. Development costs were $2,852,000 for the nine months ended September 30, 2001, as compared to $3,652,000 for the nine months ended September 30, 2000, a decrease of $800,000, or 22%. This decrease was primarily due to reduced outsourced costs as a result of the completion of the Web site upgrade project in 2000, offset in part by increased personnel costs incurred in the development of new versions of Audible Manager, AudibleReady formats, and ongoing Web site and related improvements in the first half of 2001.

     Sales and marketing. Sales and marketing expenses were $11,151,000 for the nine months ended September 30, 2001, as compared to $12,116,000 for the nine months ended September 30, 2000, a decrease of $965,000, or 8%. This decrease was due to a reduction in certain advertising costs such as tradeshow expenses and outdoor media as well as expenses recognized in connection with our Co-Branding, Marketing and Distribution Agreement with Amazon.com, offset in part by increased personnel costs and outside services in the first half of 2001.

     General and administrative. General and administrative expense was $3,886,000 for the nine months ended September 30, 2001, as compared to $4,301,000 for the nine months ended September 30, 2000, a decrease of $415,000, or 10%. This decrease was primarily due to reduced professional fees during the 2001 period as well as a reduction in business development expenses, offset in part by additional depreciation expense associated with leasehold improvements in our corporate offices as well as severance expenses recognized in the 2001 period.

     Other income, net. Other income, net in both periods consisted of interest income and interest expense. Interest income was $529,000 for the nine months ended September 30, 2001, as compared to $1,345,000 for the nine months ended September 30, 2000, a decrease of $816,000. This decrease was primarily due to less interest income being earned from lower cash and cash equivalent and short-term investment balances available. Interest expense was $10,000 for the nine months ended September 30, 2001, as compared to $18,000 for the nine months ended September 30, 2000, a decrease of $8,000. This decrease was due to the lower principal balance on our capital equipment lease line, offset in part by one time interest charges payable in the 2001 period in connection with an expiration of one of our capital leases.

     Accrued dividends on redeemable preferred stock. Accrued dividends on redeemable preferred stock was $773,000 for the nine months ended September 30, 2001 as compared to none for the nine months ended September 30, 2000. This increase was due to the 12% dividends payable to Microsoft as a result of Microsoft’s purchase of 2,666,666 shares of Audible Series A Redeemable Convertible Preferred Stock in February 2001.

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

     We have incurred significant losses since inception, and as of September 30, 2001, we had an accumulated deficit of approximately $87,763,000. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in sales and marketing, content acquisition and production over the next several quarters to the extent available cash allows.

     Our operating results have varied on a quarterly basis during our short operating history and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may affect our quarterly operating results include but are not limited to: (1) the demand for the Audible service; (2) the availability of premium audio content; (3) sales and consumer usage of AudibleReady devices; (4) the introduction of new products or services by a competitor; (5) the cost and availability of acquiring sufficient web site capacity to meet our customers’ needs; (6) technical difficulties with our computer system or the Internet or system downtime; (7) the cost of acquiring audio content; (8) the amount and timing of capital expenditures and other costs relating to the expansion of our operations; and (9) general economic conditions and economic conditions specific to electronic commerce and online media. In the past, we have experienced fluctuations in demand for the Audible service based on the level of marketing expenditures, the occurrence of external publicity and the quality of our software and Web site. Any one of these factors could cause revenue and operating results to vary significantly in the future. In addition, as a strategic response to changes in the competitive environment, we may from time to time make pricing, service or marketing decisions or acquisitions that could cause significant declines in our quarterly operating revenue.

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

     At September 30, 2001, our principal source of liquidity was approximately $9,649,000 in cash and equivalents.

     At September 30, 2001, our principal commitments consisted of obligations for operating lease commitments, contractual commitments with content providers, revenue sharing commitments pursuant to agreements with device manufacturers, and commitments under our agreements with Amazon.com and Random House.

     Net cash used in operating activities for the nine months ended September 30, 2001 was $15,489,000. Net cash used during the period was primarily attributable to our net loss, increase in inventory, and a decrease in royalty obligations, accounts payable and accrued expenses and compensation, offset in part by services rendered for common stock and warrants, depreciation and amortization. Net cash used in operating activities for the nine months ended September 30, 2000 was $14,723,000. Net cash used during the 2000 period was primarily attributable to our net loss offset in part by services rendered for common stock and warrants and an increase in accrued expenses and compensation.

     Net cash provided by investing activities for the nine months ended September 30, 2001 was $979,000. Net cash provided during the period was primarily related to redemptions of short-term investments offset in part by cash used to purchase property and equipment. Net cash provided by investing activities for the nine months ended September

30, 2000 was $8,271,000. Net cash provided during the period was primarily related to redemptions of short-term investments offset in part by purchases of short-term investments and cash used to purchase property and equipment.

     Net cash provided by financing activities for the nine months ended September 30, 2001 was $10,010,000 resulting primarily from the sale of Series A Redeemable Convertible Preferred Stock to Microsoft, offset in part by capital lease payments. Net cash provided by financing activities for the nine months ended September 30, 2000 was $980,000, resulting primarily from the sale of common stock as part of our agreement with Random House and the payments received on notes due from stockholders, offset in part by capital lease payments.

     Based on the Company’s currently proposed plans and assumptions related to the implementation of its business plan, including a reduction of staff costs as a result of the July 2001 streamlining initiative, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash requirements through 2002. However, any projection of future revenues and costs is subject to a level of uncertainty. If current cash and cash equivalents are insufficient to satisfy our liquidity requirements through 2002, we will need to raise additional funds through public or private financing or other arrangements. No assurance can be given that such additional financing, when needed, will be available on terms favorable to us or to our stockholders, if at all, and that such financing would not be antidilutive to our stockholders.

New Accounting Standards

     In the second quarter of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In September 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133.” SFAS No. 133 and SFAS No. 138 require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company currently does not use derivative instruments and as such the adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001, had no effect on the Company’s financial position, results of operations or cash flows.

     In July 2001, the Financial Accounting Standards Board issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142) “Business Combinations” and “Goodwill and Other Intangible Assets.” SFAS 141 replaces Accounting Principles Board Opinion No. 16 (APB 16) “Business Combinations”, and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 141 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations initiated and announced after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of SFAS 142, companies will be required to perform a transitional goodwill impairment assessment. The Company believes that the adoption of SFAS No. 142 beginning on January 1, 2002, will have no effect on the Company’s financial position, and results of operations.

     In October 2001, the Financial Accounting Standards Board issued FASB Statement No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lives Assets to be Disposed Of.” SFAS 144 is required to be adopted beginning January 1, 2002. We have not determined the impact, if any, the adoption of SFAS No. 144 will have on our financial position or results of operation.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

     We do not have operations subject to risk of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

     On May 21, 2001, a complaint was filed in the District Court of Larimer County, Colorado on behalf of a plaintiff who is under indictment for attempted fraud and extortion against Audible, Inc. in early 2000. The Complaint alleges breach of contract, promissory estoppel, fraud, unjust enrichment, breach of duty of good faith and fair dealing, and “outrageous conduct” based on “negotiations” conducted over the Internet with the assistance of the FBI in order to locate and arrest the plaintiff. The damages sought include the items negotiated for (approximately $107,000 in value), attorney’s fees and costs, exemplary damages in an unspecified amount, and punitive damages. Audible has noticed the removal of the case to the Federal District Court for Colorado based on diversity jurisdiction. If approved by the Federal Court, the U.S. Attorney’s Office seeking the plaintiff’s conviction will assist Audible in its efforts to stay the case until plaintiff’s trial is concluded. Audible then plans to seek dismissal of the case, either based upon the plaintiff’s conviction or the insufficiency of his claims.

     In September 2001, the Company and certain of its officers, directors and former directors, including Donald R. Katz, Andrew P. Kaplan, Richard Brass, R. Bradford Burnham, W. Bingham Gordon, Thomas P. Hirschfeld, Winthrop Knowlton and Timothy Mott, were named as defendants in several putative class actions filed in the United States District Court for the Southern District of New York. The investment banking firms that were involved in the Company’s 1999 initial public offering (the “IPO”) have also been named as defendants. The gist of the plaintiffs’ claims is that the underwriter defendants allegedly allocated the opportunity to participate in the IPO by requiring their customers to pay “kickbacks” in excess of the normal commissions and to make subsequent purchases in the after market at prices in excess of the IPO price. Allegedly, the amounts of the “kickbacks” were sometimes calculated as a percentage of the customer’s paper profits over some specified period of time after the IPO. It is alleged that these practices were not disclosed in the registration statement and prospectus for the IPO and that, as a result, the defendants violated various provisions of the federal securities laws. Certain of the complaints purport to set forth claims on behalf of persons who acquired the Company’s common stock from July 16, 1999 to September 11, 2001. One other complaint purports to represent a class of persons who acquired the Company’s common stock between July 16, 1999 and December 6, 2000. The complaints do not specify the amount of the compensatory damages the plaintiffs are seeking, but the market loss at issue was in excess of $50 million.

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

     During the three months ended September 30, 2001, we invested $5,567,000 of our funds in accordance with the use of proceeds in our Registration Statement Form S-1. As of September 30, 2001, we have $9,649,000 in remaining funds, which includes in part the $10,000,000 received from Microsoft in February 2001 related to the sale of Series A Redeemable Convertible Preferred Stock, which are currently in cash or cash equivalents. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent or more of any class of our equity securities.

ITEM 3. Defaults Upon Senior Securities

     Inapplicable

ITEM 4. Submission of Matters to Vote of Security Holders

     None

ITEM 5. Other Information

     On October 26, 2001, the Company received a Nasdaq Staff Determination letter indicating that the Company has failed to comply with the minimum Net Tangible Assets requirement for continued listing, as set forth in Marketplace Rule 4450(a)(3). Accordingly, the Company’s securities are subject to de-listing from the Nasdaq National Market. The Company has requested a hearing before the National Listing Qualifications Panel to review the Staff Determination. The request for a hearing will defer the de-listing of Audible’s common stock pending a decision by the panel. There can be no assurance the panel will grant the Company’s requests for continued listing. If the Company’s common stock is de-listed from the Nasdaq National Market, the Company expects that it’s common stock will continue to be listed under the symbol of “ADBL” and would trade on NASD’s OTC Bulletin Board.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

3.1*	Amended and Restated Certificate of Incorporation of Audible.
3.1.1***	Certificate of Designation of Designations, Limitations, Restrictions And Relative Rights of the Series A Convertible Preferred Stock of Audible, Inc.
3.2*	Amended and Restated Bylaws of Audible.
10.1+*	License Agreement dated November 4, 1998, by and between Microsoft Corporation and Audible.
10.2+*	Digital Rights Management Agreement dated November 4, 1998, between Microsoft Corporation and Audible.
10.3+*	Development Agreement dated November 12, 1998, by and between RealNetworks, Inc. and Audible.
10.4*	RealMedia Architecture Partner Program Internet Agreement dated November 12, 1998, between RealNetworks, Inc. and Audible.
10.5*	Master Lease Agreement dated November 19, 1996, by and between Comdisco, Inc. as lessor, and Audible as lessee.
10.5.1*	Addendum to Master Lease Agreement dated November 20, 1996, by and between Comdisco, Inc., as lessor, and Audible, as lessee (relating to Exhibit 10.5)
10.8* 10.10*	Loan and Security Agreement dated April 6, 1998, by and between Silicon Valley Bank, as lender, and Audible, as borrower, for a revolving line of credit of up to $1,000,000. Security and Loan Agreement dated November 20, 1996, between Audible, as borrower, and Imperial Bank, as lender, for up to $500,000.
10.14*	Amended and Restated Registration Rights Agreement dated February 26, 1998, by and among Audible and certain stockholders named therein.
10.14.1*	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated December 18, 1998 (relating to Exhibit 10.14)
10.14.2*	Amendment No. 2 to Amended and Restated Registration Rights Agreement dated June 17, 1999 (relating to Exhibit 10.14)
10.15*	1999 Stock Incentive Plan.
10.16*	Form of Common Stock Warrants issued March 31, 1997 by Audible to various investors in connection with the Series C preferred stock financing.
10.17*	Form of Stock Restriction Agreement by and between Audible and the Named Executive Officers made in connection with various purchases and sales of shares of restricted common stock.
10.18*	Form of Promissory Note made by the Named Executive Officers in favor of Audible in connection with various purchases and sales of shares of restricted common stock.
10.19*	Office Lease dated September 20, 1997, by and between Audible, as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in-common, as landlord.
10.20*	Sublease Agreement dated July 19, 1996, by and between Audible, as sublessee, and Painewebber Incorporated, as sublessor.
10.21+*	Agreement dated April 3, 1999 by and between Audible and Diamond Multimedia Systems, Inc.
10.22*	Common Stock Purchase Warrant, issued April 22, 1999, to Microsoft Corporation.
10.23*	Employment Offer Letter from Audible to Guy Story dated September 10, 1996
10.24*	Employment Offer Letter from Audible to Brian Fielding dated April 25, 1997.
10.25	Omitted.
10.26*	Employment Offer Letter from Audible to Andrew Kaplan dated May 25, 1999.
10.27	Omitted.
10.28**	Warrant Agreement to purchase 10,000 shares of Common Stock at a price of $7.65 per share, dated October 8, 1999, issued by Audible to National Public Radio, Inc.
10.29*	Common Stock Purchase Warrant, W-1, issued June 17, 1999, to Robin Williams.
10.30*	Common Stock Purchase Warrant, W-2, issued June 17, 1999, to Robin Williams.

10.30.1##	Amendment No. 1 to Common Stock Purchase Warrant, W-2, issued January 25, 2001, to Robin Williams (relating to Exhibit 10.30)
10.31++#	Securities Purchase Agreement dated January 30, 2000, by and between Audible and Amazon.com Commerce Services, Inc.
10.32++#	Co-Branding, Marketing and Distribution Agreement dated January 30, 2000, by and between Audible and Amazon.com Commerce Services, Inc.
10.33***	Series A Convertible Preferred Stock Purchase Agreement by and between Audible Inc. and Microsoft Corporation dated as of February 8, 2001.
10.34++##	Amendment No. 1 to Co-Branding, Marketing and Distribution Agreement dated as of January 24, 2001 by and between Amazon.com Commerce Services, Inc. and Audible (relating to Exhibit 10.32)

*	Incorporated by reference from the Company’s Registration Statement on Form S-1 (No. 333-76985).

**	Incorporated by reference from the Company’s Form 10K/A for the fiscal year ended December 31, 1999.

***	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2000.

#	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2000.

##	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2001.

+	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 406 of the Securities Act of 1933.

++	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

     (b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K on July 24, 2001, reporting under Item 5 that Donald R. Katz was appointed Chief Executive Officer and Robert Kramer was appointed President. Thomas Baxter, the former Chief Executive Officer and President, will continue to serve on the Company’s Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIBLE, INC.

By: Name: Title:	/s/ Andrew P Kaplan Andrew P. Kaplan Chief Financial Officer and Executive Vice President, Finance and Administration

Dated: November 14, 2001