Form 10-K405
period 2001-12-31
AUDIBLE INC
filed 2002-04-01
CIK 1077926

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-26529

Audible, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3407945
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

65 Willowbrook Boulevard	07470 - 7056
Wayne, New Jersey	(Zip Code)
(Address of Principal Executive Office)

Registrant’s telephone number, including area code:

(973) 837-2700
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:

None

Securities Registered Pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.01

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.     ☑

      Documents incorporated by reference: Specified portions of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2002 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2001.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2002 was approximately $27,856,030.

      The number of shares outstanding of the Registrant’s Common Stock, as of March 20, 2002 was 31,627,869 shares of Common Stock.

AUDIBLE, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers should carefully review the risks described in other documents the company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q filed by the company in 2001. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

Item 1. Business.

Overview

      We are the leading provider of premium spoken audio content, such as audio versions of books and newspapers and radio programs, that is delivered over the Internet and can be streamed and played back on personal computers and hand-held electronic devices that have digital audio capabilities. The Audible service allows consumers to purchase and download our content from our Web site (www.audible.comTM), store it in digital files and play it back on personal computers and hand-held electronic devices. We offer customers the opportunity to subscribe to AudibleListener, a monthly audio service. For a fixed monthly fee, AudibleListener customers may download their choice of programs from our Web site. More than 32,000 hours of audio content, much of which is only available in digital audio format at www.audible.com, is currently available on our Web site. We also sell at our web site our own digital audio player under the brand name of Otis, which is manufactured to our specifications in Korea. Customers can also access content products sold by Audible through www.amazon.com. Several manufacturers, including Hewlett-Packard, Compaq Computer Corporation, Sony Electronics, Handspring, Casio Inc., Franklin Electronic Publishers, Digisette, LLC., and SONICblue Incorporated’s Rio Audio Group, have agreed to support and promote the playback of our content on their hand-held electronic devices by including our Audible software on their devices. We have announced our plans to add a CD burning feature to the Audible service, enabling our customers to listen on their CD players. As of December 31, 2001, Audible had over 123,000 customers in over 100 countries.

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

Industry Background

      Public demand for new sources of entertainment, information and educational media continues to grow as amounts of content and its sources proliferate. Veronis, Suhler & Associates estimates that consumer spending on media and information will rise at a compound rate of 5.6% per year reaching $180 billion in 2005. Historically, Americans on average spent more than 3,000 hours per year reading, watching or listening to media content. We believe that many consumers seek a better way to manage this content.

      Listening is a way for individuals to consume this content at times when they are unable to read, such as when they are driving. A 1996 market study by the Yankee Group indicates that 87% of automobile commuters listened to the radio an average of 50 minutes a day while commuting. According to the 2000 United States Census, 97 million people drove to and from work alone, an increase of 15% from 1989. The mean travel time to work increased to 24.3 minutes each way, an increase of 7% from 1990. As individuals look to use their commuting time more efficiently and manage an increasing amount of available content, audiobooks have emerged as a personalized “pay-to-listen” alternative to radio, which does not allow listeners to control when they listen to a particular program. A 2001 study by the Audio Publishers Association indicated that one in five American households listened to audiobooks, an increase of 7% from 2000. This increasing usage of audiobooks exists despite limited types of content, high prices and the limitations of cassette tape players. For instance, the audiobook market does not address timely print content such as newspapers, newsletters, magazines and journals.

      The Internet has emerged as a significant global communications medium giving millions of people the ability to access and share large amounts of information. Through the Internet people can quickly receive various forms of information, from traditional types of publishing such as text to the newer technologies like streaming audio.

      According to International Data Corporation (IDC), mobile access to the Internet, instant messaging, music and more are seen spurring a nearly fivefold run-up in worldwide sales of smart handheld devices by 2004, creating a market for those products valued at approximately $26 billion. To enable the widest possible distribution of the Audible service, our strategy is to work with digital device manufacturers to enable their devices to be AudibleReadyTM.

      Audible is also developing relationships with cell phone companies and other high technology providers. Cell phone technology is the ideal match for hand-held digital audio players. This combination of wireless freedom and digital transmission will in the future allow a consumer to download from a library of audio recordings and bypass the anchored desktop PC. This freedom to download wirelessly will allow unprecedented convenience for consumers. Micrologic Research reports that the number of worldwide cellular subscribers grew by 255 million in 2001.

      We have also announced our plans to enable purchasers of Audible content to burn their audio to CD. IDC estimates that the number of CD burners will increase from 120 million in 2001 to 546 million in 2005.

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

Our Solution

      We have created the Audible service to give consumers the ability to download spoken audio content of their choice from the Internet and to listen to this audio when, where and how they want. The Audible service addresses the market opportunity created by consumer demand for audio content and the emergence of the Internet and hand-held audio-enabled digital players. We have created the first service for secure delivery of premium digital spoken audio content over the Internet for playback on personal computers and these devices. Our service allows customers to program their listening time with personalized selections from a wide collection of spoken audio content available at our Web site audible.com, including entertainment, news, education and business information. We believe that we have assembled the largest and most diverse collection of premium spoken audio content available for download on the Internet for playback on personal computers, hand-held digital audio players, or to burn to CD for playback on a CD player. We have more than 32,000 hours of audio content currently available on our Web site, including daily selected audio content from publications such as The Wall Street Journal and The New York Times, audio versions of books and periodicals such as The Economist, Scientific America, Harvard Business Review, and radio programs such as Car Talk, Fresh Air, Marketplace and All Things Considered. We provide over 4,500 audiobooks from publishers, including Bantam Doubleday Dell Audio Publishing and Random House Audio Publishing, each a division of Random House, Inc., Dove Audio, Harper Audio, Simon & Schuster Audio and Time Warner AudioBooks, and written by authors such as Dave Barry, John Grisham, Stephen King, Sidney Sheldon and Amy Tan. Additionally, Audible is strategically aligned with Random House, Inc., with the first-ever imprint to produce spoken word content specifically suited for digital distribution, Random House Audible. We believe that our extensive audio content collection and our secure delivery system provide benefits to our customers, content providers, manufacturers of AudibleReady hand-held electronic devices and other companies which distribute or promote our service.

     Benefits to Customers.

      Unlike the traditional ways consumers select, organize and consume audio content, Audible customers can access content of their choice and listen when, where and how they want—whether commuting, exercising, relaxing or sitting at their personal computers.

      Selection. At our Web site, audible.com, customers can browse and purchase from a large and diverse collection of readily available premium spoken audio content, most of which is currently available only through us in digital format for Internet distribution either pursuant to exclusive arrangements or because, to our knowledge, no one else currently has these rights. Our collection currently includes over 4,500 digital audiobooks in a wide variety of categories from more than 1,500 authors. We are the only source of timely digital audio editions of leading newspapers and selected periodicals. We also offer popular and special interest radio programming, including interviews, commentaries and talk radio. Our collection also contains selections that are difficult to find or may not otherwise be readily or conveniently available to customers, such as lectures and speeches. We have over 14,000 of these other audio selections in addition to our audiobooks.

      Convenience. Audible.com provides customers with one-stop shopping for their premium digital spoken audio needs. Our customers can browse and sample spoken audio selections through our easy to navigate Web site. Our customers can enroll in AudibleListenerTM, a monthly subscription program entitling the customer to download content of their choice, purchase bundled packages of selected audio titles as well as choose automated delivery of timely audio content on a subscription basis. Unlike traditional and online bookstores, which are subject to physical inventory constraints and shipping delays, we provide a service that is readily available in digital format and can be quickly delivered over the Internet directly to our customers.

      Listening Experience. Unlike radio, which offers limited programming and no ability for the listener to control broadcast times, our service enables customers to take greater control of their time and their listening experience. Customers decide to listen to what they want, when and where they want. Additionally, customers can choose from five different fidelity options for their listening. Our Service also allows customers to skip between selections or individual articles or chapters within selections. Customers can pause and resume listening where they left off and can “bookmark” multiple sections of content, rather than be constrained by the rewind and fast forward functions of cassette tape players.

      Mobility. We offer our customers a choice of listening options tailored to their lifestyle. Customers can listen to their audio with an AudibleReady digital audio device, using a CD player or from their audio equipped desktop computer.

      Value. We provide customers with what we believe is a terrific value proposition in our AudibleListener program, where for a fixed monthly fee, the customer can download programs of their choice. Individual titles are typically priced at about 30% less than the same audiobook on cassette or CD, and if purchased within the AudibeListener membership plan, discounts compared to cassette or CD moves into the 75% to 80% range.

     Benefits to Business Affiliates.

      We help content creators, device manufacturers and other companies which distribute our products or promote our service to their customers to create incremental sources of revenue by aggregating premium audio content and providing a widely-accepted system for digital spoken audio distribution.

      Content creators. We provide a new source of revenue for publishers of newspapers, magazines, journals, newsletters, professional publications and business information and producers of radio broadcasts by creating a new market for content that is too timely for distribution on cassette tape or compact disc and too specialized for widely-broadcast radio programs. Additionally, our electronic delivery service offers publishers of audiobooks a new distribution channel for their existing audiobook content. In a strategic alliance with Random House, Inc., Random House Audible has been established as a publishing imprint of Random House, Inc.’s Random House Audio Publishing Group Division. All titles published by the imprint will be distributed exclusively on the Internet by Audible. Older publications, including archived or out-of-print content, when converted to digital audio form, can also provide additional revenue while incurring relatively low costs for storing and delivering electronic inventory. Our solution has the benefit of reducing the risk of audio files being copied without authorization by employing a system designed to limit playback of audio files to specifically identified personal computers and hand-held digital audio players. Unlike the new online music services, as of December 31, 2001, Audible was the only commercially viable source on the Internet that provided secure audio downloads for listening on portable digital audio players.

      Device manufacturers. Major manufacturers of hand-held audio-enabled digital players, such as Handspring, Sony Electronics, Hewlett-Packard, Casio, and Compaq, have agreed to support and promote the playback of our content on their devices. SONICblue Incorporated’s Rio Audio Group has agreed to promote our service with its Rio 500, 600 and 800 hand-held digital audio players. The PhatNoise Car Audio System, the first high-capacity media jukebox designed specifically for automobiles, will be capable of storing content purchased from Audible. Our service provides these manufacturers with an attractive application that takes advantage of the audio capability of their digital audio devices, which may, in turn, increase their sales. In most cases, these manufacturers also receive a percentage of the revenue generated over a specified period of time by each new Audible customer referred by them through the purchase of a new player. Such costs are recorded in sales and marketing expense.

      We also sell the our own hand-held digital audio player called the OTIS. The Otis is manufactured to our specifications and sold to customers on our website. Marketing the Otis gives Audible the added flexibility of pricing, inventory control and special sales opportunities.

      Companies which distribute our products or promote our service. We have entered into marketing agreements with Amazon.com, Microsoft, The New York Times Company and Dow Jones (The Wall Street Journal) to promote our content to their customers, either directly or indirectly. In return, we have access to additional distribution outlets. We have agreed with some of these companies to share a portion of revenue from sales of our content to their customers.

Our Strategy

      Our objective is to enhance our position as the leading provider of subscription based, Internet-delivered, premium spoken audio content to the extent our cash flow permits. Key elements of our strategy to achieve this goal include:

     Increase brand awareness.

      We seek to make “Audible” a recognizable brand. We continue to use the AudibleReady brand to signify that a player is enabled to play back Audible content. We are continuing to enhance brand awareness of the Audible service and increase visitors to our Web site by expanding our marketing efforts through online initiatives, such as affiliate programs, sponsorships, direct e-mail solicitations and banner advertisements. Our co-marketing agreements with Amazon.com and AudibleReady player manufacturers are key elements of our plans to make potential customers aware of, and to encourage them to try our service. We continue to seek to enter into agreements with content providers as well as owners of Internet portals, destinations and commerce sites to promote co-branded services to Internet users.

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

      We intend to continue to work with the manufacturers of hand-held electronic devices to support and promote the playback of Audible content on their players. We also seek to make AudibleReady future generations of audio players that use the MP3 audio format, a digital compression format that is currently used primarily for music playback. We are seeking to expand the AudibleReady program to include other mobile players, such as wireless phones, other hand-held computing devices as they become audio-enabled, and automobile-based media jukeboxes and personal computers. In order to increase mobile listening options for our customers, we have developed software enabling them to burn the audio they purchase from www.audible.com to a CD, for playback on their CD players.

     Continue to improve the customer experience.

      We intend to make the Audible service increasingly easy for customers to use and personalize. We intend to take advantage of the flexibility of our online distribution system to offer a variety of selections, pricing and subscription models designed to maximize customer satisfaction and to generate recurring revenue. We continue to enhance audible.com to make it easier for customers to find specific selections and to actively suggest selections that might be of interest to them based on their prior purchasing patterns. We also are enhancing our AudibleManager software to make it simpler for customers to manage their personal audio content selections and automate downloads and transfers of content to mobile players. We provide customer service via telephone and email.

The Audible Service

      Audible’s integrated spoken audio delivery service includes five components: (1) our Web site, audible.com; (2) our collection of digital audio content; (3) our software for downloading, managing, scheduling and playing audio selections; (4) a variety of AudibleReady players; and (5) other services.

     Audible.com.

      Our Web site, audible.com, delivers a large and diverse selection of premium digital spoken audio content in a secure format through the Internet. At audible.com, visitors can browse, sample, purchase, subscribe to, schedule, stream and download digital audio content. One hour of spoken audio in our Format 1, requires about two megabytes of storage, takes approximately 12-15 minutes to download to a personal computer using a 28 kbps modem, approximately eight minutes using a 56 kbps modem or approximately ten seconds using a high speed Internet connection, and less than one minute to transfer the content from the personal computer to an AudibleReady player. Customers are offered up to five different fidelity options, allowing them to trade off between fidelity and speed of connectivity to the Internet. Veronis Suhler projects that by 2005, 68.4 million U.S. households will be online and that by 2006, 41% of online households will subscribe to a broadband Internet connection.

     Digital audio content.

      We currently offer more than 4,500 digital audiobooks and more than 14,000 other audio selections comprising over 32,000 hours of digital spoken audio content, segmented in four categories:

•	Audiobooks. We offer a wide selection of audiobooks from more than 1,500 authors. We offer both abridged (typically three to ten hours long) and unabridged (typically five to 20 hours long) versions of original works, read either by the authors or by professional narrators.

•	Timely audio editions of print publications. Our service enables the timely distribution of audio editions of newspapers and periodicals previously available only in print. We offer a 40-minute daily audio edition of The New York Times and selected audio content from The Wall Street Journal. We also offer audio editions of Forbes, Scientific American, Science News, Harvard Management Update, Harvard Health Letter, The Economist and others.

•	Radio broadcasts. We offer popular and special-interest radio programs shortly after they are originally broadcast so our customers have the flexibility to listen to these programs when and where they want. We offer audio versions of broadcasts such as Fresh Air, Marketplace, This American Life, The News from Lake Wobegon, Car Talk, and Science Friday.

•	Lectures, speeches, performances and other audio. We offer a broad selection of lectures, speeches, dramatic and comedy performances, educational and self-improvement materials, religious and spiritual content, television audio tracks and other forms of spoken audio, many of which are difficult to find from any other source. We also offer specialty content created exclusively for audible.com., for example, our agreement with comedian and actor Robin Williams to create original comedy and other content programming for Internet distribution exclusively through audible.com.

      We currently have licensed Internet distribution rights to audio content from more than 160 publishers, producers of radio content and other content creators. Our license agreements are typically for terms of one to three years, and many provide us with exclusive Internet distribution rights. Under most licensing arrangements, we pay the content creator a portion of the revenue we receive. In the majority of our current arrangements, we also pay a guaranteed advance against the content creator’s revenue share.

      In most cases, we license audio recordings from publishers and content creators. In other cases, such as with The New York Times and The Economist, we record and produce audio versions from the print publications. In all cases, we convert the audio into our compressed, digital format.

     Audible software.

      Our software consists of AudibleManager for downloading, managing, scheduling and playing audio selections and AudiblePlayerTM for Pocket PC personal digital assistants(PDA’s).

      AudibleManager enables our customers to download and listen to digital spoken audio content and transfer it to an AudibleReady player for mobile playback. AudibleManager can also be used to organize individual selections, to specify listening preferences, to manage delivery options for subscriptions, and. and to burn purchased audio to CDs. Selections that exceed playback time limitations on a customer’s hand-held electronic device can be listened to over successive sessions by reconnecting the player to the customer’s personal computer and initiating a synchronization command that automatically replaces the sections that have been played with new content.

      Our AudiblePlayer software enables users of hand-held PDA’s to control and customize their listening experience. Unlike cassette tape or compact disk players, AudibleReady players allow fast navigation of the content through section markers and bookmarks that can be set by the user. Users can skip between selections, individual articles or chapters, effectively allowing them to control the listening experience.

     AudibleReady devices.

      AudibleReady players are personal computers and other hand-held electronic devices that have a speaker or an audio output jack and can be enabled to play back our audio content. The AudibleManager and AudiblePlayer software enable these devices to receive and play back Audible content and are available for download from audible.com. Several player manufacturers have bundled the AudiblePlayer software in their devices. The audio output jack of these players can work with headphones or a cassette adaptor to enable the content to be played through a car stereo system. Audible customers may also burn their audio to a CD for listening through a CD player.

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

      We have a co-marketing agreement with a CD burning software company under which its CD burning software will be made capable of burning content purchased from Audible onto CDs. Under this agreement, the software company will promote the Audible service. Audible will pay the software company a percentage of the revenue collected from customers who begin using the Audible service as a direct result of the software company’s marketing efforts.

     Other services.

      We also provide audio production services to corporations to enable them to distribute audio information in digital form through a Web site or a wireless network.

Competition

      The market for the sale and delivery of spoken audio is highly competitive and rapidly changing. Principal competitive factors in the spoken audio market include:

•	selection;

•	price;

•	speed of delivery;

•	protection of intellectual property;

•	timeliness;

•	convenience; and

•	sound quality.

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

      Competition from Web sites that provide streaming audio content is intense and is expected to increase significantly in the future. Pressplay, MusicNet and RealNetworks offer a wide selection of streaming and downloadable music content. These companies and other portal companies including America Online may compete directly with us by selling premium spoken audio content for digital download.

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

      We have applied for registration in the United States of several of our trademarks and service marks, including “AudibleListener”, “Audible Hear, There, and Everywhere”, “AudibleReady”, and “Who You Gonna Listen To”. “Audible”, “audible.com”, “AudibleManager” and “AudiblePlayer” have been registered. We do not know if all of these marks will be registered or that we will effectively protect the use of these names. In addition, we have begun to take affirmative steps to protect our trademarks outside of the United States and effective trademark, service mark, and copyright protection is not necessarily available in every country in which our services are available online.

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

General

      We were incorporated in 1995 in the State of Delaware and commenced commercial operations in 1997. Our principal offices are located at 65 Willowbrook Boulevard, Wayne, NJ 07470. Our telephone number is (973) 837.2700.

Employees

      As of December 31, 2001, we had a total of 64 full-time employees — 16 in production, 26 in sales & marketing which includes 17 in customer support, 19 in development, and 3 in general and administrative.

Item 2. Properties.

      Our principal administrative, sales and marketing, research and development and production facility is located at 65 Willowbrook Boulevard, Wayne, New Jersey, 07470, where we lease approximately 22,000 square feet. Our lease expires on February 27, 2003.

Item 3. Legal Proceedings.

      On May 21, 2001, a complaint was filed in the District Court of Larimer County, Colorado on behalf of a plaintiff who is under indictment for attempted fraud and extortion against Audible, Inc. in early 2000. The Complaint alleges breach of contract, promissory estoppel, fraud, unjust enrichment, breach of duty of good faith and fair dealing, and “outrageous conduct” based on “negotiations” conducted over the Internet with the assistance of the FBI in order to locate and arrest the plaintiff. The damages sought include the items negotiated for (approximately $107,000 in value), attorney’s fees and costs, exemplary damages in an unspecified amount, and punitive damages. Audible has noticed the removal of the case to the Federal District Court for Colorado based on diversity jurisdiction. The plaintiff agreed to dismiss his case with prejudice based on the claims we made in our Answer to the complaint and the final dismissal order was issued on October 2, 2001 at no cost to the Company.

      In September 2001, the Company and certain of its officers, directors and former directors, were named as defendants in several putative class actions filed in the United States District Court for the Southern District of New York. The investment banking firms that were involved in the Company’s 1999 initial public offering (the “IPO”) have also been named as defendants. The gist of the plaintiffs’ claims is that the underwriter defendants allegedly allocated the opportunity to participate in the IPO by requiring their customers to pay “kickbacks” in excess of the normal commissions and to make subsequent purchases in the after market at prices in excess of the IPO price. Allegedly, the amounts of the “kickbacks” were sometimes calculated as a percentage of the customer’s paper profits over some specified period of time after the IPO. It is alleged that these practices were not disclosed in the registration statement and prospectus for the IPO and that, as a result, the defendants violated various provisions of the federal securities laws. Certain of the complaints purport to set forth claims on behalf of persons who acquired the Company’s common stock from July 16, 1999 to September 11, 2001. One other complaint purports to represent a class of persons who acquired the Company’s common stock between July 16, 1999 and December 6, 2000. The complaints do not specify the amount of the compensatory damages the plaintiffs are seeking, but the market loss at issue was in excess of $50 million.

      The cases have been consolidated and have been assigned to the same judge who is handling virtually identical cases filed against hundreds of other companies that completed initial public offerings between 1998 and 2000. The Company and the individual defendants have been given an indefinite extension of time to respond to the complaints while the plaintiffs focus on pursuing their claims against the underwriters. The Company believes that the claims against it have no merit and, more specifically, contends that it and the individual defendants were not aware of the alleged practices, if they occurred. The Company and the individual defendants have notified the underwriters who were involved in the Company’s IPO that they expect those underwriters to indemnify them pursuant to the terms of the underwriting agreement between the Company and the underwriters. The Company intends to vigorously defend itself and the individual defendants.

Item 4. Submission of matters to a vote of Security Holders.

      None.

PART II

Item 5.	Market for the Company’s Common Stock Equity and Related Stockholder Matters.

      Our common stock is traded on the Nasdaq National Market under the symbol “ADBL.” Prior to July 16, 1999, there was no established public trading market for any of our securities.

      The following table sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock as reported on the Nasdaq National Market.

	High	Low

2000

First Quarter	$16.50	$10.00

Second Quarter	9.00	3.50

Third Quarter	4.37	1.19

Fourth Quarter	1.31	0.37

2001

First Quarter	$1.78	$0.41

Second Quarter	1.40	0.62

Third Quarter	0.68	0.34

Fourth Quarter	0.80	0.36

2002

First Quarter (through March 20, 2002)	$1.48	$0.81

      On March 20, 2002, the last reported sale price of our common stock was $0.90 per share. As of March 20, 2002, we had approximately 180 stockholders.

      We have never paid or declared any cash dividends on our common stock. Our present policy is to retain any earnings to finance the growth and development of the business and, therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

      On October 26, 2001, the Company received a Nasdaq Staff Determination letter indicating that the Company had failed to comply with the minimum Net Tangible Assets requirement for continued listing. Accordingly, the Company’s securities were subject to de-listing from the Nasdaq National Market. The Company had requested a reevaluation of the Staff Determination by the National Listing Qualification Panel. On November 20, 2001, the Company was notified by the National Listing Qualifications Panel that Audible’s compliance had been re-evaluated and that Audible was in compliance with all applicable requirements for continued listing. The Company was further informed that effective November 1, 2002, the Company will be required to demonstrate that it has $10 million in stockholders’ equity, as defined by GAAP, in order to remain listed.

Recent Sales of Unregistered Securities

      From January 2001 through December 2001, we sold and issued the following unregistered securities:

      In January 2001, in connection with an amended Co-Branding, Marketing and Distribution Agreement, the Company issued a warrant to purchase 500,000 shares of common stock at a price of $1.50 per share, which expires January 24, 2006.

      In January 2001, in connection with an amended services agreement, the Company cancelled a warrant to purchase 500,000 shares of common stock at a price of $8.00 per share. The Company issued a warrant to purchase 400,000 shares of common stock at a price of $0.91 per share, which expires February 16, 2009.

      In May 2001, in connection with a services agreement, the Company issued a warrant to purchase 50,000 shares of common stock at a price of $0.50 per share, which expires May 29, 2006.

      In August 2001, in connection with a services agreement, the Company issued a warrant to purchase 6,000 shares of common stock at a price of $0.46 per share, which expires August 1, 2006.

      In September 2001, in connection with a services agreement, the Company issued a warrant to purchase 6,000 shares of common stock at a price of $0.46 per share, which expires September 1, 2006.

      In September 2001 in connection with a content provider agreement, the Company issued a warrant to purchase 50,000 shares of common stock at a price of $0.43 per share, which expires September 4, 2006.

      In October 2001, in connection with a services agreement, the Company issued a warrant to purchase 2,000 shares of common stock at a price of $0.38 per share, which expires October 1, 2006.

      In October 2001, in connection with a services agreement, the Company issued a warrant to purchase 6,000 shares of common stock at a price of $0.46 per share, which expires October 1, 2006.

      In November 2001, in connection with a services agreement, the Company issued a warrant to purchase 40,000 shares of common stock at a price of $0.50 per share, which expires November 1, 2006.

      In November 2001, in connection with a services agreement, the Company issued a warrant to purchase 6,000 shares of common stock at a price of $0.46 per share, which expires November 1, 2006.

      In November 2001 in connection with a content provider agreement, the Company issued a warrant to purchase 5,000 shares of common stock at a price of $0.54 per share, which expires November 30, 2006.

      In December 2001, in connection with a services agreement, the Company issued a warrant to purchase 6,000 shares of common stock at a price of $0.46 per share, which expires December 1, 2006.

      The above securities were offered and sold by us in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering or Rule 701 promulgated under the Securities Act of 1933.

Item 6.	Selected Financial Data.

      The selected financial data set forth below should be read in conjunction with the financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information appearing elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 2000 and 2001 and for the years ended December 31, 1999, 2000 and 2001, are derived from, and are qualified by reference to, our audited financial statements included elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 1997, 1998 and 1999, and for the years ended December 31, 1997 and 1998 are derived from our audited financial statements not included in this Form 10-K.

Selected Financial Data

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(in thousands, except per share data)

Statement of operations data:

Revenue, net:

Content and services	$3	$132	$478	$2,519	$7,462

Hardware	57	244	314	1,273	1,293

Other	—	—	951	757	316

Total revenue, net	60	376	1,743	4,549	9,071

Operating expenses:

Cost of content and services revenue	78	372	812	3,668	4,902

Cost of hardware revenue	252	556	308	2,572	2,858

Production	1,982	1,639	3,397	6,458	5,636

Development	2,672	1,642	2,680	4,444	3,322

Write-down related to hardware business	—	952	—	—	—

Sales and marketing	1,228	1,453	6,109	16,052	15,187

General and administrative	1,921	1,838	3,015	5,548	4,727

Total operating expenses	8,133	8,452	16,321	38,742	36,632

Loss from operations	(8,073)	(8,076)	(14,578)	(34,193)	(27,561)

Other (income) expense, net	(44)	62	(1,102)	(1,602)	(565)

Loss before state income tax benefit	(8,029)	(8,138)	(13,476)	(32,591)	(26,996)

State income tax benefit	—	—	—	(316)	(327)

Net loss	$(8,029)	$(8,138)	$(13,476)	$(32,275)	$(26,669)

Accrued dividends on redeemable preferred stock	—	—	—	—	1,049

Net loss applicable to common shareholders	$(8,029)	$(8,138)	$(13,476)	$(32,275)	$(27,718)

Basic and diluted net loss per common share	$(1.49)	$(1.15)	$(0.85)	$(1.21)	$(1.03)

Weighted average common shares outstanding	5,379	7,097	15,890	26,644	26,918

	As of December 31,

	1997	1998	1999	2000	2001

Balance sheet data:

Cash and cash equivalents	$646	$10,526	$12,030	$14,149	$7,628

Short-term investments	—	—	24,404	1,957	—

Total assets	3,482	12,147	39,926	20,732	10,999

Noncurrent liabilities	1,169	1,688	538	713	220

Redeemable preferred stock	12,378	27,725	—	—	10,319

Total stockholders’ (deficit) equity	(11,427)	(19,529)	34,578	14,593	(5,549)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

      This Annual Report on Form 10-K contains forward-looking statements and information relating to our company. We generally identify forward-looking statements in this prospectus using words like “believe,” “intend,” “will,” “expect,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “seek” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual results may differ significantly from the results discussed in these forward-looking statements.

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

      In order to test consumer behavior, demonstrate to content providers the viability of digital distribution of audio content and test our business model, we designed, created and sold limited numbers of our own Internet-enabled mobile audio playback device, the Audible MobilePlayer. Sales of the MobilePlayer accounted for 65% of our revenue in 1998, and 18% of our revenue in 1999. We discontinued selling the Audible MobilePlayer in 1999. Hardware revenue in 2000 and 2001 represents revenue from the sale of third-party AudibleReady digital audio players, primarily the Rio 500, manufactured by SONICblue Incorporated’s Rio Audio Group. Hardware revenue accounted for 28% and 14% of our revenue in 2000 and 2001, respectively. Digital audio players are sold from our Web site at a deep discount from normal retail price, when a customer enrolls in our AudibleListener program for a 12 month period.

      Revenue from the sale of audio content and services has increased in each of the last four quarters. As of December 31, 2001, more than 123,000 customers had purchased content from our Website.

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

      In November 1998, we entered into an agreement with Microsoft Corporation (“Microsoft”), one of our stockholders, to integrate some of our products, grant various rights and licenses and provide for Microsoft to be paid future royalties for content distributed as a result of the customized software developed under the agreement. Microsoft has paid the Company the minimum committed payments of $2,000,000 to integrate products and acquire various products, rights and licenses. Microsoft advanced Audible $1,500,000 in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. The Company allocated $50,000 of this advance to certain business development work that was recognized as a reduction of general and administrative expense during 2001. The remaining $1,450,000 of this advance was recognized as revenue on a straight-line basis which began in the quarter ended June 30, 1999 through the initial term of the agreement which ended in the second quarter of 2001. During the years ended December 31, 1999, 2000 and 2001, $441,000, $757,000 and $252,000 respectively, of this advance was recognized as other revenue. Also under the agreement, during the year ended December 31, 1999, Audible (i) performed technology integration services for which the Company recognized other revenue of $200,000, (ii) delivered a license for certain technology rights for which the Company recognized other revenue of $250,000, and (iii) delivered 300 Audible MobilePlayers for which the Company recognized hardware revenue of $50,000.

      We are party to several joint marketing agreements with device manufacturers such as Casio, Compaq, SONICblue Incorporated’s Rio Audio Group and Hewlett-Packard. Under these agreements, device manufacturers receive a portion of the revenue generated over a specified period of time by each new Audible customer referred by them through the purchase of a new player. For example, a purchaser of Compaq’s hand-held electronic device is able to use the device and our AudibleManager software to access audible.com and download content. Compaq receives a percentage of the revenue related to content downloaded by this customer. These revenue sharing arrangements typically last one or two years from the date the player user becomes an Audible customer.

      In January 2000, the Company entered into two agreements with Amazon.com. The Company is the exclusive provider of digital spoken audio to Amazon.com. as defined in the Co-Branding, Marketing and Distribution Agreement, as amended. During the three-year term of this agreement, in consideration for certain services, Amazon is entitled to $22,500,000 plus a specified percentage of revenue earned over a threshold amount in addition to common stock warrants. Under the Securities Purchase Agreement dated January 30, 2000, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. The first $20,000,000 in payments due to Amazon.com under the amended Co-Branding, Marketing and Distribution Agreement, were offset against the $20,000,000 in consideration due to Audible for the purchase of common stock and no cash was exchanged. Of the remaining $2,500,000 due in cash to Amazon.com under the agreement, $1,000,000 has been paid through December 31, 2001 with the remaining $1,500,000 due in 2002.

      In May 2000, the Company entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement with Random House to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint will be distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Over the term of the agreement Audible will be contributing towards funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment the Company agreed to issue 1,250,000 shares of Series B Convertible Preferred Stock. Through December 31, 2001, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004.

      In February 2001, Microsoft purchased 2,666,666 shares of Audible Series A Redeemable Convertible Preferred stock for $10,000,000 at a per share price of $3.75. Each share of preferred stock may be converted into four shares of Common Stock (equivalent to a price of $.9375 per share, which was greater than the common stock price at the date of grant) subject to adjustment under certain conditions. The Series A Redeemable Convertible Preferred stock is convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at a annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, Audible is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends.

      In February 2002, Special Situations Funds purchased 4,069,768 shares of common stock for $3,500,000 at a per share price of $0.86. Net proceeds received by the Company net of direct costs was $3,159,000. In connection with this transaction, the Company issued warrants to purchase an additional 1,220,930 shares of common stock. The warrants are exercisable at a price of $1.15 anytime prior to the fifth anniversary of the issue date. The Company may demand the warrantholder exercise its rights in the event that closing bid price of a share of the Company’s common stock exceeds $2.30 for twenty consecutive trading sessions.

Results of Operations

      The following table sets forth certain financial data as a percentage of total revenue during 1999, 2000 and 2001.

	Year Ended December 31,

	1999	2000	2001

Revenue, net:

Content and services	27%	55%	82%

Hardware	18	28	14

Other	55	17	4

Total revenue, net	100%	100%	100%

Operating expenses:

Cost of content and services revenue	47	81	54

Cost of hardware revenue	18	56	32

Production	195	142	62

Development	154	98	37

Sales and marketing	351	353	167

General and administrative	173	122	52

Total operating expenses	937	852	404

Loss from operations	(837)	(752)	(304)

Other (income) expense:

Interest income	(66)	(36)	(6)

Interest expense	3	1	—

Total other (income) expense	(63)	(35)	(6)

Loss before state income tax benefit	(775)	(717)	(298)

State income tax benefit	—	7	4

Net loss	(775)%	(710)%	(294)%

Accrued dividends on redeemable preferred stock	—	—	(12)

Net loss applicable to common shareholders	(775)%	(710)%	(306)%

     2001 Compared to 2000

      Total revenue, net. Total revenue for 2001 was $9,071,000, as compared to $4,549,000 for 2000, an increase of $4,522,000, or 99%.

      Content and services. Content and services revenue for 2001 was $7,462,000, as compared to $2,519,000 for 2000, an increase of $4,943,000, or 196%. Approximately 75% of this increase is the result of our customer base increasing from 51,000 customers to approximately 123,000 customers at the end of 2001. Growth in bulk content sales accounted for 19% of the increase and growth in corporate services accounted for 6% of the increase. Bulk content sales in 2001 of $1,435,000 included barter arrangements whereby $1,285,000 in bulk content was exchanged for advertising. Of the $1,285,000 in advertising purchased approximately $1,071,000 was expensed by the Company during 2001 and $214,000 remained in prepaid expenses.

      Hardware. Hardware revenue for 2001 was $1,293,000, as compared to $1,273,000 for 2000, an increase of $20,000, or 2%. Hardware revenue increased as a result of selling over 23,000 AudibleReady digital audio players in 2001, primarily the Rio 600, manufactured by SONICblue Incorporated’s Rio Audio Group at a discount when the customer signs up for a one year commitment to AudibleListener Membership, as compared to 11,000 in 2000. This increase in the number of players sold was almost fully offset by a reduction in price in 2001. We also introduced our own digital audio player, the Otis at the end of 2002.

      Other. Other revenue for 2001 was $316,000, as compared to $757,000 for 2000, a decrease of $441,000, or 58%. Other revenue in 2001 consisted of revenue recognized in connection with our agreement with Microsoft, granting Microsoft the right to distribute software platforms enabling users to access and use Audible content which ended in April 2001, as well as royalties earned from a license granted for certain technology rights to a device manufacturer. Other revenue in 2000 consisted solely of revenue recognized in connection with our agreement with Microsoft, granting Microsoft the right to distribute software platforms enabling users to access and use Audible content.

     Operating expenses.

      Cost of content and services revenue. Cost of content and services revenue was $4,902,000, or 66% of content and services revenue, for 2001, as compared to $3,668,000, or 146% of content and services revenue, for 2000. This increase in cost was primarily due to the royalties incurred on higher content and services revenue, an increase of $320,000 related to the expense associated with our obligations under our agreement with Random House, Inc. to create the Random House Audible imprint as the result of twelve months expense in 2001 versus eight months in 2000, and an increase of $268,000 in the amortization of warrants issued to content providers. These increases were offset in part by approximately $700,000 in lower amortization of content agreement minimum guarantees as the result of most of our content agreement minimum guarantees becoming fully amortized in 2001. In addition, in 2001 we recorded a charge of $669,000 to reflect the net realizable value of content agreement guarantees, as compared to a similar charge of $871,000 in 2000. In addition to lower amortization of content agreement minimum guarantees, cost of content and services revenue as a percent of content services revenue decreased to 66% in 2001 from 146% in 2000 as a result of reduced royalties due on $1,285,000 in bulk content sales resulting from the product mix sold.

      Cost of hardware revenue. Cost of hardware revenue was $2,858,000, or 221% of hardware revenue, for 2001, as compared to $2,572,000, or 202% of hardware revenue, for 2000. This increase was primarily due to our selling more than twice as many digital audio players during 2001 than 2000, mostly offset by a significant reduction in the unit cost per player.

      Production expenses. Production expenses were $5,636,000 for 2001, as compared to $6,458,000 for 2000, a decrease of $822,000, or 13%. This decrease was primarily due to a reduction in personnel costs, decreased use of outside services and consultants, and a decrease of $200,000 in charges associated with the warrants issued in connection with the Microsoft agreement which expired in April 2001.

      Development. Development costs were $3,322,000 for 2001, as compared to $4,445,000 for 2000, a decrease of $1,123,000, or 25%. This decrease was primarily due to a reduction in outside consultants as well as reduced personnel costs as a result of completing in early 2001 the upgrade of our Web site from “Broadvision” version 2.5 to “Broadvision” version 4.0.

      Sales and marketing. Sales and marketing expenses were $15,187,000 for 2001, as compared to $16,052,000 for 2000, a decrease of $865,000, or 5%. This decrease was primarily due to a decrease of approximately $2,600,000 in expenses in connection with our Co-Marketing Agreement with Amazon.com as a result of the amendment signed in January 2002, offset in part by higher advertising costs associated with increased marketing efforts. Included in our 2001 advertising costs is $1,071,000 related to barter advertising resulting from barter transactions. No barter transactions were completed during 2000.

      General and administrative. General and administrative expenses were $4,727,000 for 2001, as compared to $5,548,000 for 2000, a decrease of $821,000, or 15%. This decrease was primarily due to a reduction in personnel costs and decreased professional fees such as legal and recruiting expenses, offset in part by an increase in depreciation expense associated with leasehold improvements in our corporate offices and severance expenses recognized in 2001 in connection with our streamlining initiative.

      Other (income) expense, net. Interest income was $575,000 for 2001, as compared to $1,624,000 for 2000, a decrease of $1,049,000. This decrease was due to less interest income being earned from our lower cash and cash equivalent and short-term investment balances in 2001. Interest expense was $10,000 for 2001, as compared to $22,000 for 2000, a decrease of $12,000. This decrease was due to the end of our capital leases in 2001.

      State income tax benefit. As a result of selling certain of our New Jersey state income tax loss benefits for cash the Company realized $327,000 in state income tax benefit for 2001, as compared to $316,000 for 2000. Both of these benefits are unique and cannot be considered recurring.

      Accrued dividends on redeemable preferred stock. Accrued dividends on redeemable preferred stock was $1,049,000 for 2001. These dividends represent the 12% dividends payable to Microsoft as a result of Microsoft’s purchase of 2,666,666 shares of Audible Series A Redeemable Convertible Preferred Stock in February 2001. During 2001 $318,902 in accrued dividends was paid by the issuance of additional Series A Redeemable Convertible Preferred Stock. It is the Company’s intention to pay the remaining balance due by issuing additional Series A Redeemable Preferred Stock.

     2000 Compared to 1999

      Total revenue, net. Total revenue for 2000 was $4,549,000, as compared to $1,743,000 for 1999, an increase of $2,806,000, or 161%.

      Content and services. Content and services revenue for 2000 was $2,519,000, as compared to $478,000 for 1999, an increase of $2,041,000, or 427%. Approximately 53% of this increase was the result of our customer base increasing from 13,000 customers to more than 51,000 customers at the end of 2000. Bulk content sales of $500,000 accounted for 25% of the increase and growth in corporate services accounted for 22% of the increase.

      Hardware. Hardware revenue for 2000 was $1,273,000, as compared to $314,000 for 1999, an increase of $959,000, or 305%. Hardware revenue increased as a result of selling more AudibleReady digital audio players, primarily the Rio 500, manufactured by SONICblue Incorporated’s Rio Audio Group.

      Other. Other revenue for 2000 was $757,000, as compared to $951,000 for 1999, a decrease of $194,000, or 20%. Other revenue in 2000 consisted of revenue recognized in connection with our agreement with Microsoft, granting Microsoft the right to distribute software platforms enabling users to access and use Audible content. The majority of the other revenue for 1999 was generated in connection with our agreement with Microsoft, and consisted of $200,000 for services provided to create an AudibleReady software player for Microsoft’s Windows CE product; $250,000 for delivery of a license for certain technology rights; and $441,000 relating to the recognition of revenue from the advance for granting Microsoft the right to distribute software platforms enabling users to access and use Audible content. The remaining $60,000 in other revenue for 1999 related to services provided under an agreement with Compaq Computer Corporation.

     Operating expenses.

      Cost of content and services revenue. Cost of content and services revenue was $3,668,000, or 146% of content and services revenue, for 2000, as compared to $812,000, or 170% of content and services revenue, for 1999. This increase was primarily due to the acquisition of additional content licenses which resulted in additional amortization of new content agreement minimum guarantees, an increase of $640,000 related to the obligations under our agreement with Random House, Inc. to create the Random House Audible imprint, and an increase of $352,000 related to the amortization of warrants issued to Random House in 2000 in connection with the agreement. In addition, we recorded an adjustment of $871,000 in 2000, to reflect the net realizable value of content agreement guarantees, as compared to a similar adjustment of $146,000 in 1999.

      Cost of hardware revenue. Cost of hardware revenue was $2,572,000, or 202% of hardware revenue, for 2000, as compared to $307,000, or 98% of hardware revenue, for 1999. This increase in cost was primarily due to selling more digital audio players in 2000 compared to 1999. The increase of cost of hardware revenue as a percentage of hardware revenue in 2000 as compared to 1999, reflects our selling digital audio players in 2000 at a discount when the customer signs up for a one year commitment to AudibleListener Membership.

      Production expenses. Production expenses were $6,458,000 for 2000, as compared to $3,397,000 for 1999, an increase of $3,061,000, or 90%. This increase was primarily due to increased personnel, increased audio production, and increased expenses to support and expand our infrastructure and systems. Web site and related expenses increased as we continued to upgrade and expand our capacity. Audio production and Web site-content increased as we continued producing selections available on our Web site and performed more daily original programming. Content acquisition expenses increased as we expanded our content acquisition team.

      Development. Development costs were $4,445,000 for 2000, as compared to $2,680,000 for 1999, an increase of $1,765,000, or 66%. This increase was primarily due to increased personnel and outsourced costs in the development of the original and subsequent versions of Audible Manager, AudibleReady formats, and the upgrade of our Web site. During the year, we performed work with many device Original Equipment Manufacturers (OEM) to plan for compatibility of Audible software on their platforms. In addition, during 2000, we spent significant amounts related to the upgrade of our Web site from “Broadvision” version 2.5 to “Broadvision” version 4.0 providing our customers new features and enhanced functionality.

      Sales and marketing. Sales and marketing expenses were $16,052,000 for 2000, as compared to $6,109,000 for 1999, an increase of $9,943,000, or 163%. This increase was primarily due to $9,167,000 in non cash expenses recognized in connection with our Co-Marketing Agreement with Amazon.com and an increase in personnel and higher advertising costs associated with increased marketing efforts, partially offset by $612,000 in decreased costs associated with the amortization of the fair value of warrants issued in connection with a services agreement in 1999 accounted for under variable plan accounting.

      General and administrative. General and administrative expenses were $5,548,000 for 2000, as compared to $3,015,000 for 1999, an increase of $2,533,000, or 84%. This increase was primarily due to increased personnel and higher legal, accounting and recruiting fees during the period.

      Other (income) expense, net. Interest income was $1,624,000 for 2000, as compared to $1,150,000 for 1999, an increase of $474,000. This increase was due to additional interest income resulting from a higher average cash and cash equivalent balance and short-term investments resulting from the proceeds from our initial public offering which occurred in July 1999. Interest expense was $22,000 for 2000, as compared to $48,000 for 1999, a decrease of $26,000. This decrease was primarily due to the lower principal balance on our capital equipment lease line.

      State income tax benefit. As a result of selling certain of our New Jersey state income tax loss benefits for cash the Company realized $316,000 in state income tax benefit during the year ended December 31, 2000. No similar sale occurred in 1999.

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	revenue recognition;

•	royalty expense;

•	warrants issued to non-employees in exchange for goods and services; and

•	employee stock-based compensation arrangements.

      Revenue Recognition: Our revenue is derived from three main categories: (1) content and services revenue, which includes consumer content, bulk content sales, and corporate services; (2) hardware revenue; and (3) other revenue.

     Content and Services:

      Consumer content revenue consists of content sales made from our website. Revenue from the sale of individual content titles is recognized in the period when the content is downloaded and the customer’s credit card is processed. Revenue from the sale of content subscriptions is recognized pro rata over the term of the subscription period. Revenue from the sale of AudibleListener memberships is recognized straight-line each month the customer participates in the program. Revenue from the sale of prepaid discounted content packages and gift programs are recognized the earlier of when the content is downloaded or expiration. Rebates are recorded as a reduction of revenue over the period in which the related revenue is recognized. Bad debt expense resulting from uncollectible credit card transactions is expensed as a component of general and administrative expenses. Bad debt expense has not been material. In addition, beginning in late 2001 our credit card authorization process is being conducted on a real-time basis, thereby increasing collectibility.

      Bulk content revenue consists of sales of negotiated numbers of downloadable rights of selected content material to entities for their distribution. Bulk content sales potentially allow for additional exposure of our products through distribution channels not normally available to us. Bulk content revenue is recognized after the agreement has been finalized, the price is fixed, collectibility is assured and the content is delivered via either CD-ROM or electronic transfer and accepted without further obligation on our part. Collectibility is based on past transaction history and credit worthiness of the customer.

      In 2001 the majority of our bulk content revenue was the result of barter transactions in which we exchanged bulk content for advertising. Revenue from barter transactions is recognized based on the fair value of the consideration surrendered or received, whichever is more readily determinable. Advertising received under barter arrangements is recognized in the period the advertising is broadcasted.

      Corporate service revenue consists of audio production services. Corporate service revenue is recognized as services are performed after the agreement has been finalized, the price is fixed, and collectibility is assured. Collectibility is based on past transaction history and credit worthiness of the customer. Under multiple element arrangements, the fair value of different elements cannot usually be determined since we do not sell the items separately, therefore revenue is recognized on a straight-line basis over the term of the agreement.

     Hardware:

      Hardware revenue consists of sales of AudibleReady digital audio players sold primarily at a discount when a customer signs up for a one year commitment to our AudibleListener Membership. The discounted selling price of the hardware device reflects the subsidy that we incur to acquire a customer with a one year commitment to AudibleListener. Hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling.

     Other:

      Other revenue has consisted primarily of revenue recognized in connection with our agreement with Microsoft, granting Microsoft the right to distribute software platforms enabling users to access and use Audible content which ended in April 2001. We recognized this revenue on a straight-line basis beginning in the quarter ended September 30, 1999 through the term of the agreement which ended in April 2001. Other revenue from a license granted for certain technology rights to a device manufacturer is recognized on a straight-line basis over the term of the agreement.

      Royalty Expense: Royalty expense is a component of Cost of Content and Services Revenue, and includes amortization of guaranteed royalty obligations to various content providers, earned royalties on sales of content, and net realizable value adjustments to royalty advances. Many of our early content provider agreements contained guaranteed amounts due to the provider. Anticipating that sales from these agreements would not be sufficient to offset the amount of the guarantees, we adopted a policy of amortizing royalty guarantees straight-line over the term of the royalty agreement, or expensing the royalty guarantees as earned, whichever was sooner. In addition, each quarter we review and compare any remaining unamortized guarantee balance with current and projected sales by provider to determine if any additional net realizable value adjustments are required. Royalty expense for sales of content where the provider royalty agreement has no guarantee advance is calculated by multiplying the net sales generated by that provider by the percentage indicated in the royalty agreement.

      Warrants issued to non employees in exchange for goods and services: We occasionally issue warrants to purchase shares of common stock to non employees as part of their compensation for providing goods and services. We account for these warrants in accordance with the Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The exercise price of the warrants is determined by the closing price of Audible’s common stock on the day of the agreement. Fair value of the warrant issued is estimated using the Black-Scholes model with the best available assumptions concerning risk free interest rate, life of the warrant, dividend yield and expected volatility. The fair value of the warrant is expensed on a straight-line basis over the term of the agreement and is recorded within the operating expense line item that best represents the nature of the goods and services provided. Depending on the terms of the warrant, the Company applies variable plan or fixed plan accounting in accordance with EITF No. 96-18.

      Employee Stock-Based Compensation arrangements: The Company’s 1999 Stock Incentive Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock based awards to employees. For options granted to new Audible employees as part of their compensation package, the exercise price is determined by the closing price of Audible’s stock on the day immediately proceeding the employees start date. For additional option grants made to existing employees, the exercise price is determined by the closing price on the day immediately proceeding the grant date. The majority of the options granted vest over a fifty month period and expire ten years from the date of the grant. The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation — an Interpretation of APB Opinion No. 25,” in accounting for its stock-based compensation, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” For options granted at an exercise price lower than the fair market value of the stock on the grant date, the intrinsic value is recorded as deferred compensation with a credit to additional paid-in capital and is expensed on a straight-line basis over the vesting term. If we had adopted the fair value-based method of accounting for stock-based compensation pursuant to SFAS No. 123, compensation expense would increase.

Factors Affecting Operating Results

      We have only a limited operating history with which to evaluate our business and prospects. Our limited operating history and emerging nature of the market for Internet-delivered audio content makes predicting our future operating results difficult. In addition, our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development in new and rapidly evolving markets, specifically the rapidly evolving market for delivery of audio content over the Internet. These risks include our ability to:

•	acquire and retain customers;

•	build awareness and acceptance of audible.com, the AudibleReady format and AudibleReady devices;

•	extend existing and acquire new content provider relationships;

•	manage growth to stay competitive and fulfill customer demand; and

•	generate cash from operations and/or raise capital.

If we fail to manage these risks successfully, it would materially adversely affect our financial performance.

      As of December 31, 2001, we had not entered into any derivative financial instruments, other financial instruments or derivative commodity investments that expose us to material market risk. We currently do not and do not plan to engage in derivative instruments or hedging activities.

      We have incurred significant losses since inception, and as of December 31, 2001, we had an accumulated deficit of $93,195,000. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in sales and marketing, content acquisition and production over the next several quarters.

      Our operating results have varied on a quarterly basis during our short operating history and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may affect our operating results include but are not limited to: (1) the demand for the Audible service; (2) the availability of premium audio content; (3) sales and consumer usage of AudibleReady devices; (4) our ability to acquire new customers; (5) our ability to retain existing customers (6) the introduction of new products or services by a competitor; (7) the cost and availability of acquiring sufficient Web site capacity to meet our customers’ needs; (8) technical difficulties with our computer system or the Internet or system downtime; (9) the cost of acquiring audio content; (10) the amount and timing of capital expenditures and other costs relating to the expansion of our operations; and (11) general economic conditions and economic conditions specific to electronic commerce and online media. In the past, we experienced fluctuations in demand for the Audible service based on the level of marketing expenditures, the occurrence of external publicity and the quality of our software and Web site. Any one of these factors could cause our revenue and operating results to vary significantly in the future. In addition, as a strategic response to changes in the competitive environment, we may from time to time make pricing, service or marketing decisions that could cause significant declines in our quarterly operating revenue.

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

Liquidity and Capital Resources

      From inception through the date prior to our initial public offering (IPO), we financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from the sales of redeemable convertible stock and warrants prior to our IPO were $28,719,000 since inception.

      In July 1999, we completed an initial public offering of 4,600,000 shares of common stock at $9.00 per share. Total proceeds were $36,856,000, net of underwriting discounts and commissions of $2,898,000 and offering costs of $1,641,000. Concurrent with the offering, all shares of our redeemable convertible preferred stock were converted into 13,400,985 shares of common stock. At December 31, 2001, our principal source of liquidity was $7,628,000 in cash and cash equivalents.

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

      In February 2002, Special Situations Funds purchased 4,069,768 shares of common stock for $3,500,000 at a per share price of $0.86. Net proceeds received by the Company net of direct costs were $3,159,000. In connection with this transaction, the Company issued warrants to purchase an additional 1,220,930 shares of common stock. The warrants are exercisable at a price of $1.15 per share anytime prior to the fifth anniversary of the issue date. The Company may demand the warrantholder exercise its rights in the event that closing bid price of a share of the Company’s common stock exceeds $2.30 for twenty consecutive trading sessions.

      At December 31, 2001, our principal commitments consisted of operating lease commitments, dividends payable to Microsoft in connection with the sale of Series A Redeemable Convertible Preferred Stock, contractual commitments with content providers and commitments under our agreements with Amazon.com and Random House.

      The following table shows future payments due under our commitments and obligations as of December 31, 2001.

		(1)
		Dividends	(2)
		payable	Redemption of
		Microsoft	Microsoft
		Series A	Series A			(3)
		Redeemable	Redeemable	Payments		Payments
		Convertible	Convertible	due	Payments	due
	Operating	Preferred	Preferred	Content	due	Random
Year	Leases	Stock	Stock	Providers	Amazon.com	House	Total

2002	$420,888	$2,056,554	—	$896,950	$1,500,000	—	$4,874,392

2003	70,148	1,325,942	—	48,500	—	$1,000,000	2,444,590

2004	—	1,325,942	—	—	—	500,000	1,825,942

2005	—	1,325,942	—	—	—	—	1,325,942

2006	—	196,167	$10,318,902	—	—	—	10,515,069

Total	$491,036	$6,230,547	$10,318,902	$945,450	$1,500,000	$1,500,000	$20,985,935

(1):	Dividends shown payable in 2002 include $730,612 due as of December 31, 2001, which the company intends to pay by issuance of additional Series A Redeemable Convertible Preferred Stock. The remaining 2002 balance of $1,325,942 as well as all future dividends payable can be paid by either the issuance of additional preferred shares or in cash at the option of the Company.

(2):	If the Series A Redeemable Convertible Preferred Stock is not converted into common stock prior to the fifth anniversary of the original issue date, Audible is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. If Audible elects to pay any future dividends by issuing additional preferred shares, the amount required for the redemption would increase proportionately.

(3):	Amounts shown payable to Random House reflect the March 26, 2002 amendment to the Co-Publishing, Marketing and Distribution Agreement.

      Net cash used in operating activities was $10,395,000 for 1999, $18,605,000 for 2000 and $17,500,000 for 2001. Net cash used in 1999 was primarily attributable to our net loss and increases in interest receivable on short-term investments and increases in prepaid expenses, offset in part by services rendered for common stock and warrants and increases in accounts payable and accrued expenses. Net cash used in 2000 was primarily attributable to our net loss and decrease in advances, offset in part by depreciation and amortization, services rendered for common stock and warrants, increases in accounts payable, accrued expenses and compensation, and royalty obligations. Net cash used in 2001 was primarily attributable to our net loss, an increase in inventory and a decrease in royalty obligations, offset in part by services rendered for common stock and warrants, depreciation and amortization, and a decrease in royalty advances.

      Net cash used in investing activities was $25,959,000 for 1999. Net cash provided by investing activities was $19,791,000 for 2000 and $965,000 for 2001. Net cash used in investing activities in 1999 was related to purchases of property and equipment of $1,505,000, $50,000 invested in a interest bearing note issued to a stockholder as well as net purchases of $24,404,000 in short-term investments. Net cash provided by investing activities for 2000 was primarily related to $22,446,000 in net redemptions of short-term investments and $100,000 repayment of a note issued to a shareholder, offset in part by $2,763,000 of purchases of property and equipment. Net cash provided by investing activities for 2001 was primarily related to $1,958,000 in net redemptions of short-term investments offset in part by $997,000 of purchases of property and equipment.

      Net cash provided by financing activities was $37,858,000 for 1999, $933,000 for 2000 and $10,013,000 for 2001. Net cash provided by financing activities resulted primarily from the issuance of our redeemable convertible preferred stock during 1999 and 2001, from the proceeds of our initial public offering during 1999, and during 2000 from the sale of common stock and repayment of notes due from shareholders offset in part by capital lease payments.

      As of December 31, 2001, we had available net operating loss carryforwards totaling approximately $86,772,000, which expire beginning in 2010. The Tax Reform Act of 1986 imposes limitations on our use of net operating loss carryforwards because certain stock ownership changes have occurred.

      Based on our currently proposed business plans and related assumptions, we we believe that our cash and cash equivalents balance, together with the February 2002 Special Situations Fund investment of $3,159,000 net of direct costs, described above, as well as the waiver of cash payments of $1,250,000 due to Random House in 2002 in exchange for preferred stock, will enable us to meet our anticipated cash requirements for operations and capital expenditures through 2002. However, any projection of future revenues is subject to a level of uncertainty. If planned revenues are insufficient to satisfy our liquidity requirements in 2002, we will need to raise additional funds through public or private financing or other arrangements. No assurance can be given that such additional financing, when needed, will be available on terms favorable to us or to our stockholders, if at all, and that such financing would not be antidilutive to our stockholders.

New Accounting Standards

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141), and Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      The Company adopted the provisions of SFAS 141 effective July 1, 2001. The adoption of SFAS 141 had no effect on the Company’s financial position or results of operations. SFAS 142 is effective for the Company beginning January 1, 2002, and is not expected to have an impact on the Company’s financial position or results of operations.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which supercedes both SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142.

      The Company is required to adopt SFAS 144 on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

RISK FACTORS

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

We have limited revenue, we have a history of losses, we may not be profitable in the future, and we may need additional financing.

      Our limited revenue and history of losses makes it uncertain when or if we will become profitable. Our failure to achieve profitability within the time frame expected by investors may adversely affect our business and the market price of our common stock. We had total revenue of $1,743,000, $4,549,000 and $9,071,000 for 1999, 2000 and 2001, respectively. This limited revenue makes it difficult to predict our future quarterly results and our revenue and operating results can vary significantly quarter to quarter. Our limited revenue will make relatively minor fluctuations in revenue much more significant on a percentage basis. Our revenue is dependent on the availability and sales of AudibleReady players by third-party manufacturers. We had content and services revenue of $478,000, $2,519,000 and $7,462,000 for 1999, 2000 and 2001, respectively. Bulk content sales of $1,435,000 were recognized in 2001 and of this amount $1,285,000 related to barter arrangements; there is no assurance that we will be able to sell bulk content in the future. We had operating expenses of $16,321,000, $38,742,000 and $36,633,000 for 1999, 2000 and 2001, respectively. Because most of our expenses, such as employee compensation and rent, are relatively fixed in the short term, we may be unable to significantly adjust our spending to compensate for unexpected revenue shortfalls. If current cash and cash equivalents and the $3,159,000 received from Special Situations Fund in February 2002, net of direct costs are insufficient to satisfy our liquidity requirements in 2002, we will need to raise additional funds through public or private financing or other arrangements. There can be no assurance that additional financing will be available to the Company when needed, if at all. This would likely affect the market price of our common stock in a manner which may be unrelated to our long-term operating performance. As of December 31, 2001, we have incurred net operating losses of approximately $93,195,000 since inception, and we expect to continue to incur significant losses for the foreseeable future.

We must retain a significant portion of our AudibleListener customers.

      Our AudibleListener service is a major source of our revenue. If too many AudibleListener customers cancel their membership, our revenue will suffer. The funds we spend on marketing to acquire new customers reflect assumptions about how many customers we can acquire and how long they will remain customers. If our actual experience falls short of our assumptions, our revenue will be materially affected.

The market for our service is uncertain and consumers may not be willing to use the Internet to purchase spoken audio content.

      There can be no assurance that the Company’s current business strategy will enable it to achieve profitable operations. Downloading of audio content from the Internet is a relatively new method of distribution and its growth and market acceptance is highly uncertain. Our success will depend in large part on consumer willingness to purchase and download spoken audio content over the Internet. Purchasing this content over the Internet involves changing purchasing habits, and if consumers are not willing to purchase and download this content over the Internet, our revenue will be limited and our business will be materially adversely affected. We believe that acceptance of this method of distribution may be subject to network capacity constraints, hardware limitations, company computer security policies, the ability to change user habits and the quality of the audio content delivered. Our revenue from services is dependent upon corporate clients deciding to purchase our audio download service for staff training and development as well as wireless carriers wanting to deliver a spoken audio solution to their customers. Our bulk content sales depend upon selling our content to other companies that want to distribute our content as part of a potentially competitive digital audio service.

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

      If manufacturers of electronic devices do not manufacture, make available or sell a sufficient number of players promoted as AudibleReady, or if these players do not achieve sufficient market acceptance, we will not be able to grow revenue and our business will be materially adversely affected. Manufacturers of electronic devices have experienced delays in their delivery schedule of their digital players due to parts shortages and other factors. Although the content we sell can be played on personal computers, we believe that a key to our future success is the ability to playback this content on hand-held electronic devices that have digital audio capabilities. In addition to selling our own Otis digital audio player, we depend in large measure on manufacturers, such as SONICblue Incorporated, Philips, Casio, and Compaq, Handspring, Hewlett-Packard and Sony Electronics to develop and sell their own products and promote them as AudibleReady.

We must establish, maintain and strengthen our brand names, trademarks and service marks in order to acquire customers and generate revenue.

      If we fail to promote and maintain our brand names, our business, operating results and financial condition could be materially adversely affected. We believe that building awareness of the “Audible,” “audible.com” and “AudibleReady” brand names is critical to achieving widespread acceptance of our service by customers, content providers, device manufacturers and marketing and distribution companies with which we have business relationships. To promote our brands, we will need to substantially increase our marketing expenditures. We have applied for registration in the United States of several of our trademark and service marks, including “AudibleListener”, “Audible Hear, There, and Everywhere”, AudibleReady” and “Who You Gonna Listen To”. We cannot assure you that these trademarks and service marks will be granted.

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

      We face competition in all aspects of our business and we cannot assure you that we will be able to compete effectively. We compete for consumers of audio content with other Internet-based audio distributors and distributors of audio on cassette tape or compact disk. We compete with others for relationships with manufacturers of electronic devices with audio playback capabilities. The business of providing content over the Internet is experiencing rapid growth and is characterized by rapid technological changes, changes in consumer habits and preferences and the emergence of new and established companies. We compete with (1) traditional and online retail stores, catalogs, clubs and libraries that sell, rent or loan audiobooks on cassette tape or compact disk, such as Audio Book Club, Borders, and Barnes & Noble, (2) Web sites that offer streaming access to spoken audio content using tools such as the RealPlayer or Windows Media Player, (3) other companies offering services similar to ours, such as Media Bay and (4) on-line and Internet portal companies such as America Online, Inc., Yahoo! Inc., and Microsoft Network, with the potential to offer audio content. Many of these companies have financial, technological, promotional and other resources that are much greater than those available to us and could use or adapt their current technology, or could purchase technology, to provide a service directly competitive with the Audible service.

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

We do not have a disaster recovery plan and we have limited back-up systems, and a disaster could severely damage our operations.

      If our computer systems are damaged or interrupted by a disaster for an extended period of time, our business, results of operations and financial condition would be materially adversely affected. We do not have a disaster recovery plan in effect and do not have fully redundant systems for the Audible service at an alternate site. Our operations depend upon our ability to maintain and protect our computer systems, all of which are located in our headquarters and at a third party offsite hosting facility. Although we maintain insurance against general business interruptions, we cannot assure you that the amount of coverage will be adequate to compensate us for our losses.

Problems associated with the Internet could discourage use of Internet-based services like ours.

      If the Internet fails to develop or develops more slowly than we expect as a commercial medium, our business may also grow more slowly than we anticipate, if at all. Our success will depend in large part on increasing use of the Internet. There are critical issues concerning the commercial use of the Internet which we expect to affect the development of the market for the Audible service, including:

•	the secure transmission of customer credit card numbers and other confidential information;

•	the reliability and availability of Internet service providers;

•	the cost of access to the Internet;

•	the availability of sufficient network capacity; and

•	the ability to download audio content through computer security measures employed by businesses.

The loss of key employees could jeopardize our growth prospects.

      The loss of the services of any of our executive officers or other key employees could materially adversely affect our business. Our future success depends on the continued service and performance of our senior management and other key personnel, particularly Donald R. Katz, our Chairman and CEO, and Robert Kramer, President. We do not have employment agreements with any of our executive officers or other key employees.

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

      Provisions of our agreement with Microsoft and of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of our company, even if a change in control would benefit our stockholders. These provisions include:

•	prior to accepting an acquisition proposal or initiating a sale of substantially all of our assets, we must provide to Microsoft a notice specifying in general the proposed terms of such acquisition proposal or sale. Microsoft shall have ten days in which to present an offer to acquire us, during which period we must refrain from entering into definitive transaction documentation with respect to such acquisition proposal or sale. Nothing in the foregoing sentence shall obligate us to negotiate with Microsoft on an exclusive basis during such 10-day period.

•	our board of directors, without stockholder approval, may issue preferred stock on terms that they determine. This preferred stock could be issued quickly with terms that delay or prevent the change in control of our company or make removal of management more difficult. Also, the issuance of preferred stock may cause the market price of our common stock to decrease;

•	our board of directors is “staggered” so that only a portion of its members are elected each year;

•	if, during the first year following the investment by Microsoft, our Board of Directors approves a merger or similar transaction which indicates a per share value of our common stock of less than $4.00, each share of preferred stock issued to Microsoft Corporation shall be convertible into shares of our common stock at a special rate of 1 to 1.5. This provision may have the effect of making it more difficult for us to complete a merger or similar transaction. The special conversion provisions will lapse in the event that we receive proceeds from additional financings of $10 million or more.

•	only our board of directors, our chairman of the board, our president or stockholders holding a majority of our stock can call special stockholder meetings; and

•	special procedures which must be followed in order for stockholders to present proposals at stockholder meetings.

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

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.     Directors and Executive Officers of the Company.

      The information required by Item 10 is hereby incorporated by reference from the Proxy Statement for our 2002 Annual Meeting of Stockholders.

Item 11.     Executive Compensation.

      The information required by Item 11 is hereby incorporated by reference from the Proxy Statement for our 2002 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

      The information required by Item 12 is hereby incorporated by reference from the Proxy Statement for our 2002 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions.

      The information required by Item 13 is hereby incorporated by reference from the Proxy Statement for our 2002 Annual Meeting of Stockholders.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Documents filed as part of the report:

Page
Number

(1)	Independent Auditors’ Report	F-1

	Balance Sheets at December 31, 2000 and 2001	F-2

	Statements of Operations for the years ended December 31, 1999, 2000 and 2001	F-3

	Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 1999, 2000 and 2001	F-4

	Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001	F-5

	Notes to Financial Statements	F-6
(2)	Financial Statement Schedules
All Financial Statement Schedules have been omitted because they are either in the accompanying footnotes to the financial statements or are not applicable.
(3)	Exhibits

      The following exhibits are filed or incorporated by reference, as stated below:

Exhibit
Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Audible
3.1.1***	Certificate of Designation of Designations, Limitations, Restrictions And Relative Rights of the Series A Convertible Preferred Stock of Audible, Inc.
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Audible
3.2*	Amended and Restated Bylaws of Audible

Exhibit
Number	Description

10.1†*	License Agreement dated November 4, 1998, by and between Microsoft Corporation and Audible
10.2†*	Digital Rights Management Agreement dated November 4, 1998, between Microsoft Corporation and Audible
10.3†*	Development Agreement dated November 12, 1998, by and between RealNetworks, Inc. and Audible
10.4*	RealMedia Architecture Partner Program Internet Agreement dated November 12, 1998, between RealNetworks, Inc. and Audible
10.5*	Master Lease Agreement dated November 19, 1996, by and between Comdisco, Inc. as lessor, and Audible as lessee
10.5.1*	Addendum to Master Lease Agreement dated November 20, 1996, by and between Comdisco, Inc., as lessor, and Audible, as lessee (relating to Exhibit 10.5)
10.8*	Loan and Security Agreement dated April 6, 1998, by and between Silicon Valley Bank, as lender, and Audible, as borrower, for a revolving line of credit of up to $1,000,000
10.10*	Security and Loan Agreement dated November 20, 1996, between Audible, as borrower, and Imperial Bank, as lender, for up to $500,000
10.14*	Amended and Restated Registration Rights Agreement dated February 26, 1998, by and among Audible and certain stockholders named therein
10.14.1*	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated December 18, 1998 (relating to Exhibit 10.14)
10.14.2*	Amendment No. 2 to Amended and Restated Registration Rights Agreement dated June 17, 1999 (relating to Exhibit 10.14)
10.15*	1999 Stock Incentive Plan
10.16*	Form of Common Stock Warrants issued March 31, 1997 by Audible to various investors in connection with the Series C preferred stock financing
10.17*	Form of Stock Restriction Agreement by and between Audible and the Named Executive Officers made in connection with various purchases and sales of shares of restricted common stock
10.18*	Form of Promissory Note made by the Named Executive Officers in favor of Audible in connection with various purchases and sales of shares of restricted common stock
10.19*	Office Lease dated June 20, 1997, by and between Audible, as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in-common, as landlord
10.20*	Sublease Agreement dated July 19, 1996, by and between Audible, as sublessee, and Painewebber Incorporated, as sublessor
10.21†*	Agreement dated April 3, 1999 by and between Audible and Diamond Multimedia Systems, Inc.
10.22*	Common Stock Purchase Warrant, issued April 22, 1999, to Microsoft Corporation
10.23*	Employment Offer Letter from Audible to Guy Story dated September 10, 1996
10.24*	Employment Offer Letter from Audible to Brian Fielding dated April 25, 1997
10.25*	Employment Offer Letter from Audible to Travis Millman dated September 29, 1997
10.26*	Employment Offer Letter from Audible to Andrew Kaplan dated May 25, 1999
10.27**	Employment Offer Letter from Audible to Thomas G. Baxter dated February 3, 2000
10.28**	Warrant Agreement to purchase 10,000 Shares of Common Stock at a price of $7.65 per share, dated October 8, 1999, issued by Audible to National Public Radio, Inc.
10.29*	Common Stock Purchase Warrant, W-1, issued June 17, 1999, to Robin Williams
10.30*	Common Stock Purchase Warrant, W-2, issued June 17, 1999, to Robin Williams

Exhibit
Number	Description

10.30.1##	Amendment No. 1 to Common Stock Purchase Warrant, W-2, issued January 25, 2001, to Robin Williams (relating to Exhibit 10.30)
10.31††##	Securities Purchase Agreement dated January 30, 2000 by and between Audible and Amazon.com Commerce Services, Inc.
10.32††##	Co-Branding, Marketing and Distribution Agreement dated January 30, 2000 by and between Audible and Amazon.com Commerce Services, Inc.
10.33***	Series A Convertible Preferred Stock Purchase Agreement by and between Audible, Inc. and Microsoft Corporation dated as of February 8, 2001.
10.34††	Amendment No. 1 to Co-Branding, Marketing and Distribution Agreement dated as of January 24, 2001 by and between Amazon.com Commerce Services, Inc. and Audible (relating to Exhibit 10.32)
10.35	Securities Purchase Agreement dated January 25, 2002 by and between Audible, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.
10.36	Registration Rights Agreement dated January 25, 2002 by and between Audible, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.
10.37	Form of Common Stock Purchase Warrant issued in connection with the sale of common stock to Special Situation Funds.
23.1	Consent of KPMG LLP, Independent Accountants

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-76985

**	Incorporated by reference from the Company’s 10-K/ A for the period ended December 31, 1999

***	Incorporated by reference from the Company’s 10-K for the fiscal year ended December 31, 2000

#	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2000.

##	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2001.

###	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2001.

†	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 406 of the Securities Act of 1933.

††	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

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

AUDIBLE, INC.

By:	/s/ DONALD R. KATZ

Donald R. Katz
Chairman and Chief Executive Officer

Date: March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons in the capacities and on the date indicated. Each person whose signature appears below in so signing also makes, constitutes, and appoints Donald R. Katz and Andrew P. Kaplan, and each of them, his or her true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this report, with exhibits thereto and other documents in connections therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Name	Title	Date

/s/ DONALD R. KATZ Donald R. Katz	Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2002

/s/ ANDREW P. KAPLAN Andrew P. Kaplan	Chief Financial Officer, Vice President, Finance and Administration, Director (Principal Financial Officer and Principal Accounting Officer)	March 27, 2002

/s/ WINTHROP KNOWLTON Winthrop Knowlton	Director	March 27, 2002

/s/ RICHARD SARNOFF Richard Sarnoff	Director	March 28, 2002

/s/ GARY L. GINSBERG Gary L. Ginsberg	Director	March 31, 2002

Johannes Mohn	Director

Richard Brass	Director

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Audible, Inc.:

      We have audited the accompanying balance sheets of Audible, Inc. as of December 31, 2000 and 2001, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Audible, Inc. as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/S/ KPMG LLP

New York, New York

March 26, 2002

AUDIBLE, INC.

Balance Sheets

	December 31,

	2000	2001

ASSETS

Current assets:

Cash and cash equivalents	$14,149,027	$7,627,802

Short-term investments	1,957,733	—

Interest receivable on short-term investments	95,336	—

Accounts receivable, net of allowance for doubtful accounts of $6,983 and $12,400 at December 31, 2000 and 2001, respectively	193,752	153,122

Royalty advances	847,396	56,682

Prepaid expenses	464,133	661,192

Inventory	118,170	449,220

Note receivable due from stockholder, current	50,000	10,000

Total current assets	17,875,547	8,958,018

Property and equipment, net	2,818,792	1,990,670

Note receivable due from stockholder, noncurrent	—	35,000

Other assets	37,510	15,805

Total assets	$20,731,849	$10,999,493

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$1,754,440	$1,519,586

Accrued expenses	1,336,825	1,336,120

Royalty obligations-current	772,700	896,950

Accrued compensation	1,061,054	1,009,168

Current maturities of obligations under capital leases	47,187	—

Advances-current	453,476	517,813

Accrued dividends on redeemable convertible preferred stock	—	730,612

Total current liabilities	5,425,682	6,010,249

Deferred cash compensation	211,065	93,550

Royalty obligations-noncurrent	502,000	48,500

Advances-noncurrent	—	77,780

Redeemable convertible preferred stock:

Series A, par value $0.01, Authorized none and 4,500,000 shares at December 31, 2000 and 2001, respectively; none and 2,751,707 shares issued at December 31, 2000 and 2001, respectively	—	10,318,902

Stockholders’ equity (deficit):

Common stock, par value $.01. Authorized 50,000,000 shares at December 31, 2000 and 2001; 27,546,989 shares issued at December 31, 2000 and 2001	275,470	275,470

Additional paid-in capital	92,196,174	93,728,564

Deferred compensation	(1,034,024)	(467,600)

Deferred services	(10,833,334)	(5,416,667)

Notes due from stockholders for common stock	(391,703)	(294,456)

Treasury stock at cost: 536,505 and 676,725 shares of common stock at December 31, 2000 and 2001, respectively	(143,061)	(179,990)

Accumulated deficit	(65,476,420)	(93,194,809)

Total stockholders’ equity (deficit)	14,593,102	(5,549,488)

Commitments and contingencies

Total liabilities and stockholders’ equity (deficit)	$20,731,849	$10,999,493

See accompanying notes to financial statements.

AUDIBLE, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,

	1999	2000	2001

Revenue, net:

Content and services	$477,675	$2,519,345	$7,461,971

Hardware	313,627	1,273,117	1,293,533

Other	951,303	756,518	315,909

Total revenue, net	1,742,605	4,548,980	9,071,413

Operating expenses:

Cost of content and services revenue	812,062	3,667,799	4,901,866

Cost of hardware revenue	307,395	2,571,994	2,858,495

Production	3,397,297	6,457,638	5,635,977

Development	2,680,108	4,444,531	3,322,133

Sales and marketing	6,108,988	16,052,207	15,187,584

General and administrative	3,015,227	5,548,085	4,726,694

Total operating expenses	16,321,077	38,742,254	36,632,749

Loss from operations	(14,578,472)	(34,193,274)	(27,561,336)

Other (income) expense:

Interest income	(1,150,231)	(1,623,640)	(575,287)

Interest expense	48,070	21,810	9,722

Total other (income) expense	(1,102,161)	(1,601,830)	(565,565)

Loss before state income tax benefit	(13,476,311)	(32,591,444)	(26,995,771)

State income tax benefit	—	316,310	326,898

Net loss	$(13,476,311)	$(32,275,134)	$(26,668,873)

Accrued dividends on redeemable preferred stock	—	—	(1,049,516)

Net loss applicable to common shareholders	$(13,476,311)	$(32,275,134)	$(27,718,389)

Basic and diluted net loss per common share	$(0.85)	$(1.21)	$(1.03)

Weighted average common shares outstanding	15,890,528	26,643,589	26,917,513

See accompanying notes to financial statements.

AUDIBLE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock
			Additional	Deferred	Deferred
	Shares	Par Value	paid-in capital	compensation	services

Balance at December 31, 1998	7,394,355	$73,944	$1,162,420	$—	$—

Common stock repurchases	—	—	—	—	—

Common stock issued and reissued from treasury	207,914	2,079	56,004	—	—

Deferred compensation related to common stock issued below fair market value	—	—	907,214	(907,214)	—

Common stock issued in initial public offering, net of issuance costs	4,600,000	46,000	36,810,000	—	—

Conversion of redeemable convertible preferred stock upon initial public offering	13,400,985	134,010	28,585,116	—	—

Amortization of deferred compensation	—	—	—	181,450	—

Amortization of warrants for services	—	—	1,349,726	—	—

Cancellation of common stock issued for services rendered	—	—	—	—	—

Exercise of common stock warrants	93,832	938	(938)	—	—

Exercise of common stock options	12,500	125	99,875	—	—

Payments received on notes due from stockholders	—	—	—	—	—

Net loss	—	—	—	—	—

Balance at December 31, 1999	25,709,586	257,096	68,969,417	(725,764)	—

Common stock repurchases	—	—	—	—	—

Deferred compensation related to stock options issued below fair market value	—	—	870,000	(870,000)	—

Common stock issued in connection with Co- Marketing and Distribution agreement	1,340,033	13,400	19,986,600	—	(20,000,000)

Common stock issued in connection with Co- Publishing and Distribution agreement	169,780	1,698	998,302	—	—

Amortization of deferred compensation	—	—	—	561,740	—

Amortization of deferred services	—	—	—	—	9,166,666

Amortization of warrants for services	—	—	1,243,445	—	—

Exercise of common stock warrants	326,390	3,264	(3,264)	—	—

Exercise of common stock options	1,200	12	9,588	—	—

Reversal of initial public offering issuance costs	—	—	122,086	—	—

Payments received on notes due from stockholders	—	—	—	—	—

Net loss	—	—	—	—	—

Balance at December 31, 2000	27,546,989	275,470	92,196,174	(1,034,024)	(10,833,334)

Common stock repurchases	—	—	—	—	—

Deferred compensation related to stock options issued below fair market value	—	—	25,000	(25,000)	—

Reversal of deferred compensation related to employee terminations	—	—	(258,049)	258,049	—

Amortization of deferred compensation	—	—	—	333,375	—

Amortization of deferred services	—	—	—	—	5,416,667

Amortization of warrants for services	—	—	1,765,439	—	—

Payments received on notes due from stockholders	—	—	—	—	—

Net loss	—	—	—	—	—

Accrued dividends on redeemable preferred stock	—	—	—	—	—

Balance at December 31, 2001	27,546,989	$275,470	$93,728,564	$(467,600)	$(5,416,667)

See accompanying notes to financial statements.

AUDIBLE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

		Treasury stock
	Notes due from
	stockholders				Total
	for common			Accumulated	stockholders’
	stock	Shares	Cost	deficit	equity (deficit)

Balance at December 31, 1998	$(1,040,158)	—	$—	$(19,724,975)	$(19,528,769)

Common stock repurchases	143,882	(550,186)	(143,882)	—	—

Common stock issued and reissued from treasury	(61,200)	21,586	3,117	—	—

Deferred compensation related to common stock issued below fair market value	—	—	—	—	—

Common stock issued in initial public offering, net of issuance costs	—	—	—	—	36,856,000

Conversion of redeemable convertible preferred stock upon initial public offering	—	—	—	—	28,719,126

Amortization of deferred compensation	—	—	—	—	181,450

Amortization of warrants for services	—	—	—	—	1,349,726

Cancellation of common stock issued for services rendered	—	(3,750)	(1,250)	—	(1,250)

Exercise of common stock warrants	—	—	—	—	—

Exercise of common stock options	—	—	—		100,000

Payments received on notes due from stockholders	378,451	—	—	—	378,451

Net loss	—	—	—	(13,476,311)	(13,476,311)

Balance at December 31, 1999	(579,025)	(532,350)	(142,015)	(33,201,286)	34,578,423

Common stock repurchases	1,046	(4,155)	(1,046)	—	—

Deferred compensation related to stock options issued below fair market value	—	—	—	—	—

Common stock issued in connection with Co- Marketing and Distribution agreement	—	—	—	—	—

Common stock issued in connection with Co- Publishing and Distribution agreement	—	—	—	—	1,000,000

Amortization of deferred compensation	—	—	—	—	561,740

Amortization of deferred services	—	—	—	—	9,166,666

Amortization of warrants for services	—	—	—	—	1,243,445

Exercise of common stock warrants	—	—	—	—	—

Exercise of common stock options	—	—	—		9,600

Reversal of initial public offering issuance costs	—	—	—	—	122,086

Payments received on notes due from stockholders	186,276	—	—	—	186,276

Net loss	—	—	—	(32,275,134)	(32,275,134)

Balance at December 31, 2000	(391,703)	(536,505)	(143,061)	(65,476,420)	14,593,102

Common stock repurchases	31,162	(140,220)	(36,929)	—	(5,767)

Deferred compensation related to stock options issued below fair market value	—	—	—	—	—

Reversal of deferred compensation related to employee terminations	—	—	—	—	—

Amortization of deferred compensation	—	—	—	—	333,375

Amortization of deferred services	—	—	—	—	5,416,667

Amortization of warrants for services	—	—	—	—	1,765,439

Payments received on notes due from stockholders	66,085	—	—	—	66,085

Net loss	—	—	—	(26,668,873)	(26,668,873)

Accrued dividends on redeemable preferred stock	—	—	—	(1,049,516)	(1,049,516)

Balance at December 31, 2001	$(294,456)	(676,725)	$(179,990)	$(93,194,809)	$(5,549,488)

See accompanying notes to financial statements.

AUDIBLE, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,

	1999	2000	2001

Cash flows from operating activities:

Net loss	$(13,476,311)	$(32,275,134)	$(26,668,873)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	479,907	1,367,348	1,825,466

Gain on disposal of property and equipment	—	(7,560)	—

Services rendered for common stock and warrants	1,349,726	10,410,111	7,182,106

Noncash compensation charge	181,450	561,740	333,375

Cancellation of common stock issued for services rendered	(1,250)	—	—

Deferred cash compensation	10,444	33,303	(117,515)

Non cash barter revenue exchanged for prepaid advertising	—	—	(213,788)

Changes in assets and liabilities:

Interest receivable on short-term investments	(445,662)	350,326	95,336

Accounts receivable, net	(42,374)	(142,862)	40,630

Royalty advances	123,060	(195,054)	790,714

Prepaid expenses	(569,610)	208,393	16,727

Inventory	129,535	(118,170)	(331,050)

Other assets	9,173	59,470	21,705

Accounts payable	1,030,521	240,948	(234,854)

Accrued expenses	975,055	275,338	(705)

Royalty obligations	17,000	710,700	(329,250)

Accrued compensation	147,868	649,951	(51,886)

Advances	(313,061)	(733,463)	142,117

Net cash used in operating activities	(10,394,529)	(18,604,615)	(17,499,745)

Cash flows from investing activities:

Purchases of property and equipment	(1,505,073)	(2,763,137)	(997,344)

Proceeds from disposal of property and equipment	—	7,560	—

Purchases of short-term investments	(61,268,261)	(25,462,949)	—

Redemptions of short-term investments	36,864,257	47,909,220	1,957,733

Notes receivable (issued to) repaid by stockholders	(50,000)	100,000	5,000

Net cash (used in) provided by investing activities	(25,959,077)	19,790,694	965,389

Cash flows from financing activities:

Proceeds from issuance of Series A redeemable convertible preferred stock	—	—	10,000,000

Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	994,472	—	—

Proceeds from initial public offering, net of issuance costs	36,856,000	—	—

Proceeds from the sale of common stock	—	1,000,000	—

Payments received on notes due from stockholders for common stock	378,451	186,276	66,085

Proceeds from exercise of common stock options	100,000	9,600	—

Payment of principal on obligations under capital leases	(471,224)	(263,320)	(47,187)

Cash payment for purchase of treasury stock	—	—	(5,767)

Net cash provided by financing activities	37,857,699	932,556	10,013,131

Increase (decrease) in cash and cash equivalents	1,504,093	2,118,635	(6,521,225)

Cash and cash equivalents at beginning of year	10,526,299	12,030,392	14,149,027

Cash and cash equivalents at end of year	$12,030,392	$14,149,027	$7,627,802

See note 18 for supplemental disclosure of cash flow information

See accompanying notes to financial statements.

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 1999, 2000 and 2001

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

      The Company has experienced recurring net losses of $13,476,311, $32,275,134 and $26,668,873 during the years ended December 31, 1999, 2000, and 2001. As a result of these losses, the Company’s cash and cash equivalent balances have declined to $7,627,802 in the aggregate as of December 31, 2001. In response to these conditions, management of the Company has established a business plan that, together with the February 2002 Special Situations Fund (SSF) investment of $3,159,000, net of direct costs (see note 20), as well as the waiver of cash payments of $1,250,000 due Random House in 2002 in exchange for preferred stock (see note 15), are designed to enable the Company to meet its anticipated cash requirements until its operations become cash flow positive, which is expected in early 2003. If, however, the Company does not meet its plan and is required to seek additional funds through public or private financing, or other arrangements, no assurance can be given that such additional financing, when needed, will be available on terms favorable to the Company or to the stockholders, if at all.

(2) Initial Public Offering

      On July 15, 1999, the Company completed an initial public offering (IPO) of 4,600,000 shares of common stock at $9.00 per share. Total proceeds to the Company were approximately $36.9 million, net of underwriting discounts and commissions of approximately $2.9 million and offering costs of approximately $1.6 million. Concurrent with the IPO, all shares of the Company’s redeemable convertible preferred stock were converted into 13,400,985 shares of common stock.

(3) Summary of Significant Accounting Policies

     Basis of Presentation

      The accompanying financial statements retroactively reflect the effect of a 3 for 2 common stock split in the form of a stock dividend declared and paid by the Company effective May 26, 1999 to common stockholders of record at the close of business on May 26, 1999. Accordingly, all common share and per share data have been adjusted to reflect such split.

     Risks and Uncertainties

      Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of electronic commerce on the Internet. The Company’s success will depend in part upon the emergence of the Internet as a communications medium, the availability of spoken audio content, sales of third party mobile devices and market acceptance of the Audible service.

     Reclassifications

      Certain items in the 1999 and 2000 financial statements have been reclassified to conform to the 2001 presentation.

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Revenue Recognition

      Content revenue from the sale of individual content titles is recognized in the period when the content is downloaded and the customer’s credit card is processed. Content revenue from the sale of content subscriptions is recognized pro rata over the term of the subscription period. Content revenue from the sale of AudibleListener memberships is recognized straight-line each month the customer participates in the program. Content revenue from the sale of prepaid discounted content packages and gift programs is recognized the earlier of when the content is downloaded or expiration. Rebates are recorded as a reduction of revenue over the period in which the related revenue is recognized. Bad debt expense resulting from un-collectible credit card transactions is expensed as a component of General and Administrative expenses.

      Bulk content revenue is recognized after the agreement has been finalized, the price is fixed, collectibility is assured and the content is delivered via either CD-ROM or electronic transfer and accepted without further obligation on the part of the Company. In 2001, 90% of our bulk content revenue was the result of barter transactions in which we exchanged bulk content for advertising. Revenue from barter transactions is recognized based on the fair value of the consideration surrendered or received, whichever is more readily determinable.

      Corporate service revenue consists of audio production services. Corporate service revenue is recognized as services are performed after the agreement has been finalized, the price is fixed, and collectibility is assured. Collectibility is based on past transaction history and credit worthiness of the customer. Under multiple element arrangements, the fair value of different elements cannot usually be determined since we do not sell the items separately, therefore revenue is recognized on a straight-line basis over the term of the agreement.

      The following table shows the breakdown of content and services revenue for the years ended December 31, 1999, 2000 and 2001.

	Year ended December 31,

	1999	2000	2001

Consumer content	$364,138	$1,443,554	$5,143,002

Bulk content, including barter transactions of $1,285,048 in 2001	—	500,000	1,435,048

Services	113,537	575,791	883,921

	$477,675	$2,519,345	$7,461,971

      Hardware revenue consists of sales of AudibleReady digital audio players sold primarily at a discount when the customer signs up for a one year commitment to an AudibleListener Membership. The discounted selling price of the hardware device reflects the subsidy the Company incurs to acquire a customer with a one year commitment to AudibleListener. Hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling.

      Other revenue for the year ended December 31, 2001 relates to fees billed and recognized for licensing under agreements with Microsoft (see note 7) and royalties earned from a license granted for certain technology rights to a device manufacturer. Other revenue in 2000 consisted of revenue recognized in connection with the agreement with Microsoft. Other revenue for 1999 consisted primarily of revenue recognized in connection with our agreement with Microsoft as well as $60,000 in other revenue recognized related to services provided under an agreement with Compaq Computer Corporation.

     Cash Equivalents

      The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents at December 31, 2000 and 2001 were $14,107,270 and $7,569,403, respectively, and consisted primarily of investments in treasury bill and

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

government agency notes with maturities of less than three months as of December 31, 2000, and primarily money market funds as of December 31, 2001.

     Short-Term Investments

      The Company’s short-term investments consisted of Treasury Bills and other government-backed agency notes with a maturity of between three months and one year. Since the Company holds these notes until maturity, interest is recognized and accrued pro rata over the term of the investment. Short-term investments at December 31, 2000 and 2001 were $1,957,733 and zero, respectively. Interest receivable on short-term investments was $95,336 and zero at December 31, 2000 and 2001, respectively.

     Allowance for Doubtful Accounts

      The allowance for doubtful accounts is estimated based on a percentage of revenue, taking into account historical experience.

      The activity in the allowance for doubtful accounts during the years ended December 31, 1999, 2000, and 2001 was as follows:

Balance at December 31, 1998	$21,043

Provisions	1,288

Less: Write-offs	18,978

Balance at December 31, 1999	3,353

Provisions	64,889

Less: Write-offs	61,259

Balance at December 31, 2000	6,983

Provisions	168,240

Less: Write-offs	162,823

Balance at December 31, 2001	$12,400

     Royalties

      Royalty advances and the corresponding royalty obligations represent payments made and payments to be made to various content providers pursuant to minimum guarantees under their royalty agreements, net of royalties expensed. These agreements give the Company the right to sell digital audio content over the Internet. The royalty obligations recorded in the accompanying balance sheets are classified between current and noncurrent based on the payment terms specified in the agreements. These guarantees are being amortized on a straight-line basis over the term of the royalty agreements or are expensed as royalties are earned by the content providers under the agreements, whichever is sooner. In addition, the Company periodically adjusts the balance of these advances to reflect their estimated net realizable value. Royalty expense is included in cost of content and services revenue in the accompanying statements of operations.

     Cost of Content and Services Revenue

      Cost of content and services revenue includes amortization of guaranteed royalty obligations expensed straight-line over the term of the royalty agreement, earned royalties on sales of content as specified by the terms of the content agreements, periodic net realizable value adjustments to royalty advances, amortization of warrants issued to content providers in connection with content agreements, and all other non-recoupable

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

content costs. Cost of content and services revenue for the years ended December 31, 1999, 2000, and 2001 was as follows:

	Year ended December 31,

	1999	2000	2001

Amortization of minimum guarantees	$590,699	$984,378	$156,283

Earned royalties	75,095	507,868	2,117,163

Net realizable value adjustment	146,268	870,963	668,567

Amortization of warrants issued to providers	—	347,941	664,383

Random House Audible content costs (see note 15)	—	640,000	960,000

Other content costs	—	316,649	335,470

	$812,062	$3,667,799	$4,901,866

     Inventory

      Inventory is stated at the lower of cost, principally using the first-in, first-out method, or market (net realizable value). As of December 31, 2000, inventory consisted of AudibleReady digital audio players manufactured by third party manufacturers. As of December 31, 2001, inventory consists of digital audio players manufactured by third party manufacturers including the Audible Otis, a digital audio player manufactured specially for Audible. The Company had no inventory on hand as of December 31, 1999.

     Stock-Based Compensation

      The Company’s 1999 Stock Incentive Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock based awards to employees. For options granted to new Audible employees as part of their compensation package, the exercise price is determined by the closing price of Audible’s common stock on the day immediately proceeding the employees start date. For additional option grants made to existing employees, the exercise price is determined by closing price of the day immediately proceeding the grant date. The majority of the options granted vest over a fifty month period and expire ten years from the date of the grant. The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation — an Interpretation of APB Opinion No. 25,” in accounting for its stock-based compensation, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 establishes a fair value-based method of accounting for stock-based compensation and requires proforma disclosure of net loss and net loss per common share as if the fair value-based method of accounting for stock-based compensation, as defined in SFAS No. 123, had been applied. Compensation expense, if any, is recognized on a straight-line basis over the vesting term.

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

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Stock and Equity Instruments Issued for Goods and Services

      The Company issues warrants to purchase shares of common stock to non employees as part of their compensation for providing goods and services. The Company accounts for these warrants in accordance with the Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The exercise price of the warrants is determined by the closing price of Audible’s common stock on the day of the agreement. Fair value of the warrant issued is estimated using the Black-Scholes model with the best available assumptions concerning risk free interest rate, life of the warrant, dividend yield and expected volatility. The fair value of the warrant is expensed on a straight-line basis over the term of the agreement and is recorded within the operating expense line item that best represents the nature of the goods and services provided. Depending on the terms of the warrant, the Company applies variable plan or fixed plan accounting in accordance with EITF No. 96-18.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Development

      Development expenses are expensed as incurred. Included in development expenses are costs incurred to develop and enhance the Audible MobilePlayer, the Company’s Web site, AudibleManager, which is the software that enables customers to download content from the Company’s Web site, and various AudibleReady third party player formats.

     Production Expenses

      Production expenses are expensed as incurred and consist primarily of personnel and outsourced costs to support the Company’s infrastructure and systems including its Web site, internal data communications, audio production activities and acquisition of content.

     Advertising Expenses

      The Company expenses the costs of advertising and promoting its products and services as incurred. These costs are included in sales and marketing in the accompanying statements of operations and totaled $2,226,476, $2,113,850 and $3,487,256 for the years ended December 31, 1999, 2000, and 2001, respectively. Included in the 2001 advertising expense is $1,071,260 resulting from barter transactions.

     Income Taxes

      The Company accounts for income taxes using the asset and liability method of SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period in which the tax change occurs.

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Impairment of Long-Lived Assets

      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Basic and Diluted Net Loss Per Common Share

      Basic and diluted net loss per common share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per common share is equal to basic net loss per common share, since all common stock equivalents are antidilutive for all periods presented.

      Basic and diluted net loss per common share for the years ended December 31, 1999, 2000 and 2001 does not include the effects of warrants to purchase 1,410,954, 1,878,654 and 2,455,654 shares of common stock; options to purchase 1,448,600, 5,365,900 and 6,010,150 shares of common stock; and 0, 0 and 11,006,828 shares of common stock on conversion of outstanding Series A Redeemable Convertible Preferred Stock (“Series A”), as the effect of their inclusion is antidilutive during each period.

     Fair Value of Financial Instruments

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. At December 31, 2000 and 2001, the fair values of these financial instruments approximated their carrying value due to the short-term nature of these instruments.

     Comprehensive Loss

      The Company’s comprehensive loss is equal to its net loss for all periods presented.

     New Accounting Standards

      In July 2001, the FASB issued SFAS 141 and SFAS 142 “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively. SFAS 141 replaces Accounting Principles Board Opinion No. 16 (APB 16) “Business Combinations”, and requires the purchase method of accounting prospectively. It also provides guidance on the recognition of intangible assets apart from goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 was effective July 1, 2001, and had no impact on the Company’s financial position or results of operations. SFAS 142 is effective for the Company beginning January 1, 2002. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. In connection with the adoption of SFAS 142, companies will

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

be required to perform a transitional goodwill impairment assessment. The Company believes that the adoption of SFAS No. 142 beginning on January 1, 2002, will have no effect on the Company’s financial position, and results of operations.

      In October 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lives Assets to be Disposed Of.” The Company is required to adopt SFAS 144 on January 1, 2002. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company’s financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

(4) Stockholders’ Equity (Deficit)

     Common Stock

      In April 1999, the Company increased the number of common stock authorized from 16,000,000 to 50,000,000. At a special meeting of stockholders of Audible Inc. held on March 12, 2002 (see note 18) the Company increased the number of common stock authorized from 50,000,000 to 75,000,000. At December 31, 2000 and 2001, the Company had 27,546,989, common stock shares issued. At December 31, 2000 and 2001, the Company had 7,244,554 and 8,465,804, respectively, common shares reserved for common stock warrants and options. Additionally, at December 31, 2001, the Company had 11,006,828 shares of common stock reserved for the conversion of outstanding Series A Redeemable Convertible Preferred Stock.

      Prior to the Company’s initial public offering, shares of common stock outstanding were purchased under the Company’s Stock Restriction Agreements, which contain certain restrictions related to the sale and transfer of the shares and certain vesting and buyback provisions. Under the Stock Restriction Agreements, shares were purchased by employees and consultants of the Company through the issuance of full recourse promissory notes (see note 12). In general, shares sold to employees vest over a 50-month period, with the Company maintaining an option to repurchase unvested shares. Shares of common stock were also, on occasion, issued in exchange for services.

      A summary of common stock issued under Stock Restriction Agreements follows:

	Number of	Weighted average
	Shares	issue price

Balance at December 31, 1998	7,394,355

Cancellation of common stock issued for services	(3,750)	Fair value of services — ($1,250)

Issued for notes	229,500	$.27

Repurchased	(550,186)	$.26

Balance at December 31, 1999	7,069,919

Repurchased	(4,155)	$.25

Balance at December 31, 2000	7,065,764

Repurchased	(140,220)	$.27

Balance at December 31, 2001	6,925,544

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Employee Stock-based Compensation

      In March 1999, the Company issued common shares to employees at a price less than the fair value of the stock at the time of issuance. These shares, which are subject to vesting over four years, were paid for by full recourse promissory notes executed by the employees. The difference between the fair value and the issuance price of these common shares of $907,214 was recorded as deferred compensation, a component of stockholders’ equity, and is being recorded as an expense straight-line over the vesting term.

      In February 2000, the Company offered 100,000 common shares to its new Chief Executive Officer in connection with his offer of employment at five dollars per share less than the fair value of the stock. The Company recorded $500,000 as deferred compensation in February 2000 and was recording the compensation expense straight-line over the vesting term. The offer to purchase these shares was rescinded in August 2000, and the CEO did not purchase any of the offered shares. In August 2000, the Company issued to its CEO 500,000 stock options at an exercise price equal to the fair value of the common stock at the time of issuance. The Company was recording the original compensation expense over the vesting term of the new option grant, and was accounting for 100,000 of the 500,000 newly issued options as replacement options using variable accounting by adjusting the compensation expense associated with these 100,000 options based on the closing price of the Company’s common stock in accordance with FASB Interpretation No. 44 (FIN 44) “Accounting for Certain Transactions involving Stock Compensation — an Interpretation of APB Opinion No. 25”. In July 2001, as a result of the CEO no longer being employed by the Company, the Company is no longer recording any further expense related to these options and has reversed the remaining unexpensed deferred compensation related to unvested options against additional paid-in-capital.

      In March 2000, the Company issued 370,000 options to purchase shares of common stock to employees at $1.00 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over four years. The difference between the fair value and the issue price of these options of $370,000 was recorded as deferred compensation, and is being amortized as an expense straight-line over the vesting term. In May 2001, the Company issued 50,000 options to purchase shares of common stock to an employee at $0.50 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over four years. The difference between the fair value and the issue price of these options of $25,000 was recorded as deferred compensation, and was being amortized as an expense straight-line over the vesting term. In July 2001, as a result of the employee no longer being employed by the Company, the Company is no longer recording any further expense related to these 50,000 options and has reversed the remaining unexpensed deferred compensation related to unvested options against paid-in-capital.

      During the years ended December 31, 1999, 2000 and 2001, $181,450, $561,740 and $333,375, respectively, of compensation expense was recognized related to these transactions. During the year ended December 31, 2001, $258,049 of deferred compensation was reversed against paid-in-capital related to unvested options due to employees leaving the Company.

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

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A summary of the stock option activity under the Plan is as follows:

	Number of	Exercise Price	Weighted Average
	Shares	Per Share	Exercise Price

Balance, December 31, 1998	—	–	—

Granted	1,501,100	$2.00 – $15.38	$9.65

Canceled	(40,000)	$8.00	$8.00

Exercised	(12,500)	$8.00	$8.00

Balance, December 31, 1999	1,448,600	$2.00 – $15.38	$9.71

Granted	4,575,500	$0.44 – $40.00	$10.61

Canceled	(657,000)	$1.25 – $40.00	$21.74

Exercised	(1,200)	$8.00	$8.00

Balance, December 31, 2000	5,365,900	$0.44 – $15.88	$9.01

Granted	4,157,000	$0.36 – $ 1.78	$0.68

Canceled	(3,512,750)	$0.41 – $15.88	$9.38

Balance, December 31, 2001	6,010,150	$0.36 – $15.56	$3.04

Exercisable:

December 31, 2001	915,660	$0.41 – $ 1.00	$0.57
	440,630	$1.02 – $ 6.06	$3.93
	644,180	$8.00 – $15.56	$9.19

	2,000,470	$0.41 – $15.56	$4.08

      A summary of the total stock options outstanding as of December 31, 2001 is as follows:

			Weighted Average
Number of	Exercise Price	Weighted Average	Remaining
Options	Per Share	Exercise Price	Contractual Life

3,360,000	$0.36 – $ 1.00	$0.56	9.51 years

1,371,250	$1.02 – $ 6.06	$3.19	8.78 years

1,278,900	$8.00 – $15.56	$9.37	7.84 years

6,010,150	$0.36 – $15.56	$3.04	9.00 years

      The Company has computed the proforma disclosures required under SFAS No. 123 for all stock options granted in 1999, 2000 and 2001 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

      The assumptions used and the weighted-average information for the years then ended are as follows:

	December 31,

	1999	2000	2001

Risk-free interest rate	6.00%	6.00%	5.00%

Expected dividend yield	—	—	—

Expected lives	7 years	7 years	7 years

Expected volatility	70%	126%	163%

Weighted-average grant date fair value of options granted during the year	$7.81	$9.87	$0.68

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The effect of applying SFAS No. 123 would be as follows:

	1999	2000	2001

Net loss:

As Reported	$(13,476,311)	$(32,275,134)	$(27,718,389)

Pro Forma	$(14,412,428)	$(43,329,652)	$(33,548,999)

Basic and diluted net loss per common:

As Reported	$(0.85)	$(1.21)	$(1.03)

Pro Forma	$(0.91)	$(1.63)	$(1.25)

      At December 31, 2001, approximately 3.0 million shares of common stock were available for future grants under the Plan.

     Warrants

      In April 1999, in connection with an amendment to the agreement with Microsoft (see note 8), the Company issued Microsoft a warrant to purchase 100,000 shares of common stock at the IPO price of $9.00 per share which expires November 18, 2003.

      In June 1999, in connection with a services agreement (see note 8), the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three-year period. The warrant to purchase 500,000 shares of common stock was cancelled in January 2001 (see note 8). The agreement also allows for an additional warrant to be granted for the purchase of 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year, also subject to vesting. The warrants expire on June 16, 2009.

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

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In January 2001, in connection with an amended Co-Branding, Marketing and Distribution Agreement (see note 14), the Company issued a warrant to purchase 500,000 shares of common stock at a price of $1.50 per share, which expires January 24, 2006.

      In January 2001, in connection with an amended services agreement (see note 8), the Company issued a warrant to purchase 400,000 shares of common stock at a price of $0.91 per share, which expires February 16, 2009.

      In May 2001, in connection with a services agreement, the Company issued a warrant to purchase 50,000 shares of common stock at a price of $0.50 per share, which expires May 29, 2006.

      In August 2001, in connection with a services agreement, the Company issued a warrant to purchase 6,000 shares of common stock at a price of $0.46 per share, which expires August 1, 2006.

      In September 2001, in connection with a services agreement, the Company issued a warrant to purchase 6,000 shares of common stock at a price of $0.46 per share, which expires September 1, 2006.

      In September 2001 in connection with a content provider agreement, the Company issued a warrant to purchase 50,000 shares of common stock at a price of $0.43 per share, which expires September 4, 2006.

      In October 2001, in connection with a services agreement, the Company issued a warrant to purchase 2,000 shares of common stock at a price of $0.38 per share, which expires October 1, 2006.

      In October 2001, in connection with a services agreement, the Company issued a warrant to purchase 6,000 shares of common stock at a price of $0.46 per share, which expires October 1, 2006.

      In November 2001, in connection with a services agreement, the Company issued a warrant to purchase 40,000 shares of common stock at a price of $0.50 per share, which expires November 1, 2006.

      In November 2001, in connection with a services agreement, the Company issued a warrant to purchase 6,000 shares of common stock at a price of $0.46 per share, which expires November 1, 2006.

      In November 2001 in connection with a content provider agreement, the Company issued a warrant to purchase 5,000 shares of common stock at a price of $0.54 per share, which expires November 30, 2006.

      In December 2001, in connection with a services agreement, the Company issued a warrant to purchase 6,000 shares of common stock at a price of $0.46 per share, which expires December 1, 2006.

      All the warrants issued during 1999, 2000 and 2001 are still outstanding, except for the 500,000 warrants that were cancelled in January 2001, as noted above.

      The relative fair values of warrants issued in exchange for services were determined in accordance with EITF Issue No. 96-18 using the Black-Scholes pricing model and are being recognized as an expense under fixed plan or variable accounting depending on the terms of the agreements over the periods in which services are being performed. The assumptions used in the Black-Scholes pricing model to calculate fair values, including risk-free interest rate and volatility, were determined using available information on the date of grant. Expected dividend yield of zero was used for all calculations. For the years ended December 31, 1999,

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2000 and 2001, $1,349,726, $1,243,445 and $1,765,439 was recognized as expense related to warrants, as follows:

	1999	2000	2001

Cost of content and services revenue	$—	$347,941	$664,383

Production expenses	168,566	268,860	89,611

Sales and marketing expenses	1,181,160	568,570	989,861

General and administrative	—	58,074	21,584

	$1,349,726	$1,243,445	$1,765,439

      A summary of the warrant activity for the years ended December 31, 1999, 2000, and 2001 is as follows (all preferred stock warrants were converted into common stock warrants on the IPO date and accordingly, are reflected below retroactively showing the effect of the common stock split):

	Number of	Exercise Price	Weighted Average
	Warrants	Per Share	Exercise Price

Balance, December 31, 1998	769,905	$1.79 – $ 4.00	$3.78

Issued	764,000	$0.01 – $ 9.00	$6.56

Exercised	(122,951)	$1.79 – $ 4.00	$3.63

Balance, December 31, 1999	1,410,954	$0.01 – $ 9.00	$5.30

Issued	906,841	$1.03 – $50.00	$10.08

Exercised	(439,141)	$1.79 – $ 4.00	$2.96

Balance, December 31, 2000	1,878,654	$0.01 – $50.00	$7.98

Issued	1,077,000	$0.38 – $ 1.50	$1.11

Cancelled	(500,000)	$8.00	$8.00

Balance, December 31, 2001	2,455,654	$0.01 – $50.00	$4.96

Exercisable:

December 31, 2001	150,000	$0.01	$0.01
	395,000	$0.43 – $ 1.03	$0.79
	726,860	$4.00 – $ 9.00	$5.78

	1,271,860	$0.01 – $ 9.00	$3.55

      The warrants exercised in 1999 and 2000 were exercised through cashless transactions in accordance with the warrant agreements. Accordingly, the number of common stock shares issued as result of these exercises was 93,832 and 326,390, respectively. No warrants were exercised during 2001.

      A summary of the total common stock warrants outstanding as of December 31, 2001 is as follows:

				Weighted Average
Number of	Exercise Price	Weighted Average		Remaining
Warrants	Per Share	Exercise Price		Contractual Life

150,000	$ 0.01		$0.01	7.46 years

1,082,000	$ 0.38 – $ 1.50		$1.11	5.23 years

995,321	$ 4.00 – $ 9.00		$5.91	5.08 years

228,333	$10.00 – $50.00		$22.34	5.27 years

2,455,654	$ 0.01 – $50.	00 $	4.96	5.31 years

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Stockholders of Series D convertible preferred stock were entitled to receive dividends, when and if declared by the Board of Directors, at an annual rate of 10% of the initial Series D convertible preferred stock value ($4.00 per share). Such dividends were not cumulative.

      No dividends were declared on any series of the preferred stock.

     Automatic Conversion

      At the closing of the Company’s IPO on July 15, 1999, all shares of Series A convertible preferred stock, Series B convertible preferred stock, Series C convertible preferred stock, and Series D convertible preferred stock were automatically converted into 13,400,985 shares of common stock.

      Immediately following the closing of the Company’s IPO, the Company’s board has the authority to designate and issue up to 10,000,000 shares of new preferred stock, in one or more series. The board can establish the preferences, rights and privileges of each series, which may be superior to the rights of the common stock. The board exercised this authority in relation to the designation and issuance of the Series A Redeemable Convertible Preferred Stock issued to Microsoft on February 8, 2001.

     Microsoft Investment

      On February 8, 2001, Microsoft purchased 2,666,666 shares of Audible Series A Redeemable Convertible Preferred stock for $10,000,000 at a per share price of $3.75. Each share of preferred stock may be converted into four shares of Common Stock, (equivalent to a price of $.9375 per share, which was greater than the common stock price at the date of grant), subject to adjustment under certain conditions. The Series A Redeemable Convertible Preferred stock is convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at a annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, Audible is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. In 2001 the Company issued 85,041 additional shares of Series A Redeemable Convertible Preferred stock for payment of dividends due on June 1, 2001. As of December 31, 2001, $730,612 in accrued dividends remain unpaid and are included in current liabilities on the accompanying December 31, 2001 balance sheet. It is the Company’s intention to pay the remaining balance due related to 2001 by issuing additional Series A Redeemable Convertible Preferred Stock.

(6) Property and Equipment

      Property and equipment at December 31, 2000 and 2001 consists of the following:

	December 31,

	2000	2001

Studio equipment	$631,134	$755,004

Computer server and Web site equipment	2,761,900	3,566,629

Office furniture and equipment	1,132,743	1,165,909

Leasehold improvements	789,046	824,625

	5,314,823	6,312,167

Less accumulated depreciation and amortization	2,496,031	4,321,497

	$2,818,792	$1,990,670

Property and equipment includes equipment under capital leases.

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Depreciation and amortization expense on property and equipment, including equipment under capital leases, totaled $479,907, $1,367,348 and $1,825,466 in 1999, 2000 and 2001, respectively.

(7) Microsoft Corporation Agreement

      In November 1998, the Company entered into a five-year agreement with Microsoft. The agreement provides for services related to integration of products, the granting of various rights and licenses, and the provision for Microsoft to be paid future royalties for content distributed as a result of the software developed in the agreement. Under the terms of the agreement, Microsoft has paid the Company the minimum committed payments of $2.0 million to integrate certain products and acquire various products, rights and licenses.

      Microsoft advanced Audible $1,500,000 in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. The Company allocated $50,000 of this advance to certain business development work that was recognized as a reduction of general and administrative expense in 2001. The remaining $1,450,000 of this advance was recognized as revenue on a straight line basis beginning in the quarter ended June 30, 1999 through the initial term of the agreement which ended in April 2001. During the years ended December 31, 1999, 2000 and 2001, $441,308, $756,518 and $252,174, respectively, of this advance was recognized and is recorded as other revenue on the accompanying statements of operations.

      Also under the agreement, during the year ended December 31, 1999, Audible (i) performed technology integration services for which the Company has recognized other revenue of $200,000, (ii) delivered a license for certain technology rights for which the Company has recognized other revenue of $250,000, and (iii) delivered 300 Audible MobilePlayers for which the Company recognized hardware revenue of $50,000.

      Audible will pay Microsoft a royalty on content licensed and distributed by Audible to each end user that accesses its content using the developed software. Royalties will be recognized during the period that the related content revenue is earned. Through December 31, 2001, Audible had not recognized any royalties under this agreement.

      In April 1999, in connection with an amendment to the agreement with Microsoft, the Company issued to Microsoft a warrant which expires November 18, 2003 to purchase 100,000 shares of common stock at the IPO price of $9.00 per share. The fair value of this warrant was determined in accordance with EITF Issue No. 96-18 and was amortized as an expense on a straight-line basis over the same period as the $1,450,000 advance described above. During the years ended December 31, 1999, 2000 and 2001, respectively, $156,835, $268,860 and $89,611, respectively, was recorded as a production expense related to this agreement with the non-cash credit for services to additional paid-in-capital in the statement of stockholders’ equity (deficit).

(8) Services Agreement

      In June 1999, in connection with a services agreement, the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three-year period. The agreement allows for an additional warrant to purchase 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year, also subject to vesting. In addition to the warrants, the agreement also allowed for the purchase of 150,000 shares of common stock at the IPO price of $9.00 per share on the IPO date. In January 2001, the services agreement was amended whereby the warrant to purchase 500,000 shares of common stock was cancelled and a new warrant to purchase 400,000 shares of common stock at $0.91 per share was issued. The fair value of these warrants and purchase option was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis using variable plan accounting over the initial term of the service agreement of three years. During the

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

years ended December 31, 1999, 2000 and 2001, $1,181,160, $568,570 and $813,530, respectively, was recorded as a marketing expense related to this agreement with the non-cash credit for services to additional paid-in capital in the 1999, 2000 and 2001 statement of stockholders’ equity.

(9) Income Taxes

      There is no provision for income tax expense in 1999, 2000 or 2001 due to the Company’s net losses in each of the years. As a result of selling certain of its New Jersey state income tax loss benefits for cash, the Company realized zero, $316,310 and $326,898, respectively, in state income tax benefit during the years ended December 31, 1999, 2000 and 2001, respectively.

      The difference between the actual income tax provision and that computed by applying the U.S. federal income tax rate of 34% to pretax loss is summarized below:

	Year ended December 31,

	1999	2000	2001

Computed “expected” tax benefit	$(4,581,946)	$(11,081,091)	$(9,178,562)

Decrease (increase) in tax benefit resulting from:

State tax benefit, net of federal benefit	—	(208,765)	(215,753)

Increase in the federal valuation allowance	4,578,000	10,963,000	9,064,000

Other, net	3,946	10,546	3,417

	$—	$(316,310)	$(326,898)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2000 and 2001 are as follows:

	December 31,

	2000	2001

Deferred tax assets:

Net operating loss carryforwards	$24,758,000	$36,494,000

Capitalized start-up costs	573,000	260,000

Capitalized research and developmental costs	1,507,000	855,000

Book depreciation in excess of tax depreciation	538,000	875,000

Deferred compensation and accrued vacation	247,000	156,000

Advances	18,000	33,000

Other, net	107,000	85,000

Total deferred tax assets	27,748,000	38,758,000

Less valuation allowance:

Federal	22,230,000	31,294,000

State	5,518,000	7,464,000

Total valuation allowance:	27,748,000	38,758,000

Net deferred taxes	$—	$—

      In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Based on the Company’s historical net losses, management believes it is more likely than not that the Company will not realize the benefits of these

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

deferred tax assets and, accordingly, a full valuation allowance has been recorded on the deferred tax assets as of December 31, 2000 and 2001.

      As of December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $86,772,000 which begin to expire in 2010 if not used to offset future taxable income. The Company has experienced certain ownership changes which, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, may result in an annual limitation on the Company’s ability to utilize its net operating losses in the future.

(10) Related-party Transactions

      Note receivable due from stockholder of $50,000 at December 31, 2000 reduced to $45,000 at December 31, 2001 (due to repayment) bears interest at 5.42% annually. On April 11, 2001 the Company amended the payments terms of the $50,000 note receivable from stockholder due on March 27, 2001. The amendment requires semi-annual principal payments of at least $5,000 beginning July 15, 2001 until the note and all accrued interest is repaid.

(11) Commitments and Contingencies

     Lease Obligations

      The Company entered into a capital lease line of credit with Comdisco, Inc., whereby the Company had leased $1,240,585 of equipment under this capital lease line as of December 31, 2000. This lease line is now closed and all lease obligations have been paid as of December 31, 2001. The Company has operating leases on its office space. Future minimum lease obligations under these lease arrangements are as follows:

Operating
leases

Year ending December 31:

2002	$420,888

2003	70,148

Total future minimum lease payments	$491,036

      Rent expense of $206,128, $330,019 and $466,984 was recorded under operating leases for the years ended December 31, 1999, 2000 and 2001, respectively.

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

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Summary of Commitments and Obligations

      The following table shows future payments due under our commitments and obligations as of December 31, 2001.

		(1)
		Dividends	(2)
		payable	Redemption of
		Microsoft	Microsoft			(3)
		Series A	Series A	Payments		Payments
		Redeemable	Redeemable	due	Payments	due
	Operating	Convertible	Convertible	Content	due	Random
Year	Leases	Preferred Stock	Preferred Stock	Providers	Amazon.com	House	Total

2002	$420,888	$2,056,554	—	$896,950	$1,500,000	—	$4,874,392

2003	70,148	1,325,942	—	48,500	—	$1,000,000	2,444,590

2004	—	1,325,942	—	—	—	500,000	1,825,942

2005	—	1,325,942	—	—	—	—	1,325,942

2006	—	196,167	$10,318,902	—	—	—	10,515,069

Total	$491,036	$6,230,547	$10,318,902	$945,450	$1,500,000	$1,500,000	$20,985,935

(1):	Dividends shown payable in 2002 include $730,612 due as of December 31, 2001, which the company intends to pay by issuance of additional Series A Redeemable Convertible Preferred Stock. The remaining 2002 balance of $1,325,942 as well as all future dividends payable can be paid by either the issuance of additional preferred shares or in cash at the option of the Company.

(2):	If the Series A Redeemable Convertible Preferred Stock is not converted into common stock prior to the fifth anniversary of the original issue date, Audible is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. If Audible elects to pay any future dividends by issuing additional preferred shares, the amount required for the redemption would increase proportionately.

(3):	Amounts shown payable to Random House reflect the March 26, 2002 amendment to the Co-Publishing, Marketing, and Distribution Agreement (see note 15).

     Contingencies

      On May 21, 2001, a complaint was filed in the District Court of Larimer County, Colorado on behalf of a plaintiff who is under indictment for attempted fraud and extortion against Audible, Inc. in early 2000. The Complaint alleges breach of contract, promissory estoppel, fraud, unjust enrichment, breach of duty of good faith and fair dealing, and “outrageous conduct” based on “negotiations” conducted over the Internet with the assistance of the FBI in order to locate and arrest the plaintiff. The damages sought include the items negotiated for (approximately $107,000 in value), attorney’s fees and costs, exemplary damages in an unspecified amount, and punitive damages. Audible has noticed the removal of the case to the Federal District Court for Colorado based on diversity jurisdiction. The plaintiff agreed to dismiss his case with prejudice based on the claims we made in our Answer to the complaint and the final dismissal order was issued on October 2, 2001 at no cost to the Company.

      In September 2001, the Company and certain of its officers, directors and former directors, were named as defendants in several putative class actions filed in the United States District Court for the Southern District of New York. The investment banking firms that were involved in the Company’s 1999 initial public offering (the “IPO”) have also been named as defendants. The gist of the plaintiffs’ claims is that the underwriter defendants allegedly allocated the opportunity to participate in the IPO by requiring their customers to pay “kickbacks” in excess of the normal commissions and to make subsequent purchases in the after market at prices in excess of the IPO price. Allegedly, the amounts of the “kickbacks” were sometimes calculated as a percentage of the customer’s paper profits over some specified period of time after the IPO. It

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

is alleged that these practices were not disclosed in the registration statement and prospectus for the IPO and that, as a result, the defendants violated various provisions of the federal securities laws. Certain of the complaints purport to set forth claims on behalf of persons who acquired the Company’s common stock from July 16, 1999 to September 11, 2001. One other complaint purports to represent a class of persons who acquired the Company’s common stock between July 16, 1999 and December 6, 2000. The complaints do not specify the amount of the compensatory damages the plaintiffs are seeking, but the market loss at issue was in excess of $50 million.

      The cases have been consolidated and have been assigned to the same judge who is handling virtually identical cases filed against hundreds of other companies that completed initial public offerings between 1998 and 2000. The Company and the individual defendants have been given an indefinite extension of time to respond to the complaints while the plaintiffs focus on pursuing their claims against the underwriters. The Company believes that the claims against it have no merit and, more specifically, contends that it and the individual defendants were not aware of the alleged practices, if they occurred. The Company and the individual defendants have notified the underwriters who were involved in the Company’s IPO that they expect those underwriters to indemnify them pursuant to the terms of the underwriting agreement between the Company and the underwriters. The Company intends to vigorously defend itself and the individual defendants.

      On October 26, 2001, the Company received a Nasdaq Staff Determination letter indicating that the Company had failed to comply with the minimum Net Tangible Assets requirement for continued listing. Accordingly, the Company’s securities were subject to de-listing from the Nasdaq National Market. The Company had requested a reevaluation of the Staff Determination by the National Listing Qualification Panel. On November 20, 2001, the Company was notified by the National Listing Qualifications Panel that Audible’s compliance had been re-evaluated and that Audible was in compliance with all applicable requirements for continued listing. The Company was further informed that effective November 1, 2002, the Company will be required to demonstrate that it has $10 million in stockholders equity, as defined by GAAP, in order to remain listed.

(12) Notes Due from Stockholders for Common Stock

      Notes due from stockholders of $391,703 and $294,456 at December 31, 2000 and 2001, respectively, were received by the Company for payment for shares of common stock purchased by employees and consultants under the Company’s Stock Restriction Agreements (see note 4). These notes have been reflected as a reduction to stockholders’ equity. The notes are full recourse promissory notes bearing interest at fixed rates ranging from 7.0% to 8.5%. The notes began maturing in the year 2000.

      The Company has exercised its right to purchase shares of unvested stock from employees who were terminated (under the terms of the Company’s Stock Restriction Agreements). During 1999, 2000 and 2001, the Company repurchased 550,186, 4,155 and 140,220 shares, respectively. The Company paid for these shares by reducing the indebtedness under the promissory notes issued to the Company.

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

(13) Employee Benefit Plan

      The Company has a 401(k) Plan based on contributions from employees and discretionary Company contributions. The Company has not contributed to the 401(k) Plan to date.

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(14) Amazon Agreement

      In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement the Company will be the exclusive provider of digital spoken audio (as defined) to Amazon.com. On January 24, 2001, the Company signed Amendment No.1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. Under the amendment, the annual fee for Year 3 of the agreement was reduced from $10,000,000 to $1,500,000 and an additional fee of $1,000,000 is payable in Year 2 of the agreement, making the total amount to be paid by the Company under the agreement $22,500,000. Also in connection with Amendment No.1, the Company issued 500,000 common stock warrants to Amazon.com at an exercise price of $1.50 per share, which are exercisable after January 31, 2002. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the remaining term of the agreement. During the year ended December 31, 2001, $172,800 was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital.

      During the three-year term of this agreement, in consideration for certain services, Amazon is entitled to receive $22,500,000 (as amended) plus a specified percentage of revenue earned over a specified amount. Under a Securities Purchase Agreement, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. Under the two agreements, the consideration of $20,000,000 paid by Amazon for the purchase of the common stock, and the Company’s obligation for the annual fee for the first two years per the original Co-Branding, Marketing, and Distribution Agreement, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders’ equity, and was being amortized over the first two years of the agreement on a straight-line basis. Prior to Amendment No. 1, through January 2001, $10,000,000 had been amortized as a marketing expense related to the initial $20,000,000 of deferred services. Subsequent to Amendment No. 1, the unamortized payment for year 2 of $10,000,000 plus the additional $2,500,000 in payments required under the amendment, or $12,500,000, is being amortized on a straight-line basis over the remaining term of the agreement of 24 months. During the years ended December 31, 2000 and 2001, $9,166,666 and $5,416,667, respectively, was recorded as a marketing expense, with the non-cash credit to deferred services. During the year ended December 31, 2001, $1,145,833 was recorded as a marketing expense representing the straight-line amortization of the cash portion of payments due under this agreement.

(15) Random House, Inc. Agreement

      On May 5, 2000, Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint will be distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Over the term of the agreement Audible will be contributing towards funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment the Company agreed to issue 1,250,000 shares of Series B Convertible Preferred Stock. At any time on or after March 26, 2004, subject to certain conditions, all outstanding shares of Series B Preferred Stock shall automatically convert to shares of common stock at the then effective conversion price. Through December 31, 2001, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004.

      During the years ended December 31, 2000 and 2001, $640,000 and $960,000, respectively was recorded as a cost of content and services revenue related to this agreement. Under the agreement Random House was

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

granted a warrant to purchase 878,333 shares of Audible common stock at various exercise prices that vest over the term of the agreement. The fair value of these warrants is being amortized as an expense on a straight-line basis over the 50-month term of the agreement, and most of the warrants are accounted for using variable plan accounting and compensation costs vary each accounting period until the measurement date. During the years ended December 31, 2000 and 2001, $352,424 and $603,496, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. Additionally, the agreement contains provisions for profit participation, bounties, and the right to purchase additional warrants based on future performance. Amounts paid to date related to profit participation and bounties have not been material. Random House Audible is an imprint of Random House, Inc.’s Random House Audio Publishing Group division.

(16) Streamlining Initiative

      On July 23, 2001, the Company announced a streamlining initiative. Under this initiative 33 staff positions were eliminated including the resignation of the Company’s CEO. The Company incurred a charge of $181,939 in the third quarter of 2001, primarily related to severance costs, included in general and administrative expense on the accompanying condensed statements of operations for the year ended December 31, 2001. All of the charge related to the streamlining initiative had been paid as of December 31, 2001.

(17) Amendment to Certificate of Incorporation

      On March 12, 2002, stockholders of Audible Inc. approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares on common stock from 50,000,000 shares to 75,000,000 shares.

(18) Supplemental Disclosure of Cash Flow Information

      The following supplemental information relates to the Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001:

      No income tax payments have been made in 1999, 2000 or 2001. Total cash paid for interest expense for the years ended December 31, 1999, 2000 and 2001, was $48,070, $21,810 and $9,722, respectively.

      Non-cash operating activities which occurred in the years ended December 31, 1999, 2000 and 2001 included: - Content revenue exchanged for advertising (barter transactions); $0, $0, and $1,285,048. Of the $1,285,048 in barter revenue in 2001, $1,071,260 of barter advertising has been expensed in 2001, and $213,788 is prepaid advertising as of December 31, 2001.

      Non-cash investing and financing activities which occurred in the years ended December 31, 1999, 2000 and 2001 included:

•	Common stock issued for notes receivable, net; $61,200, $0 and $0, respectively.

•	Conversion of redeemable convertible preferred stock; $28,719,126, $0 and $0, respectively.

•	Reversal of initial public offering costs; $0, $122,086 and $0, respectively.

•	Purchase of treasury stock at cost through reductions in notes receivable; $143,882 $1,046 and $31,162, respectively.

•	Common stock issued for deferred services in connection with a Co-Branding, Marketing and Distribution agreement; $0, $20,000,0000 and $0, respectively.

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

•	Issuance of common stock upon the cashless exercise of common stock warrants; 93,832 shares, 326,390 shares and 0 shares, respectively.

•	Payment of dividends on redeemable convertible preferred stock in the form of preferred shares; $0, $0 and $318,902 respectively.

(19) Customer Concentration

      Total revenues attributable to Microsoft represented 55%, 17% and 3%, respectively, of total revenue for the years ended December 31, 1999, 2000 and 2001, respectively. During the year ended December 31, 2001, barter bulk content sales to Real Networks, Inc. accounted for 11% of our total revenue in 2001. At December 31, 2000, two customers had accounts receivable balances totaling 41% of the Company’s total account receivable balance. At December 31, 2001, one customer had an accounts receivable balance totaling 26% of the Company’s total accounts receivable balance.

(20) Special Situation Funds Investment

      On February 15, 2002, Special Situations Funds purchased 4,069,768 shares of common stock for $3,500,000 at a per share price of $0.86. Net proceeds received by the Company was $3,159,000 after deducting direct costs of $331,000 in finders fees and $10,000 in legal fees. In connection with this transaction, the Company issued warrants to purchase an additional 1,220,930 shares of common stock. The warrants are exercisable at a price of $1.15 per share anytime prior to the fifth anniversary of the issue date. The Company may demand the warrantholder exercise its rights in the event that closing bid price of a share of the Company’s common stock exceeds $2.30 for twenty consecutive trading sessions. The Company is required to register with the SEC by April 2, 2002, at least 5,290,698 common shares (covering the number of shares of common stock and warrants issued) pursuant to a registration rights agreement.

(21) Quarterly Results (Unaudited)

      The following tables contain selected unaudited quarterly financial data for each quarter of 2000 and 2001. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2000

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue, net	$723,390	$840,977	$1,113,478	$1,871,135

Operating expenses	9,782,516	10,006,096	9,318,479	9,635,163

Loss before state income tax benefit	$(8,496,997)	$(8,755,113)	$(7,850,023)	$(7,489,311)

Net loss	$(8,496,997)	$(8,755,113)	$(7,850,023)	$(7,173,001)

Basic and diluted loss per common share	$(0.33)	$(0.32)	$(0.29)	$(0.27)

Weighted average common shares outstanding	25,597,835	26,940,204	27,014,489	27,013,239

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2001

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue, net	$2,182,577	$2,042,791	$2,160,932	$2,685,113

Operating expenses	9,893,120	10,323,910	8,202,051	8,213,668

Loss before state income tax benefit	$(7,474,922)	$(8,097,999)	$(5,940,594)	$(5,482,256)

Net loss	$(7,474,922)	$(8,097,999)	$(5,940,594)	$(5,155,358)

Accrued dividends on redeemable preferred stock	(170,958)	(299,208)	(302,496)	(276,854)

Net loss applicable to common shareholders	$(7,645,880)	$(8,397,207)	$(6,243,090)	$(5,432,212)

Basic and diluted loss per common share	$(0.28)	$(0.31)	$(0.23)	$(0.20)

Weighted average common shares outstanding	26,995,860	26,919,837	26,885,820	26,870,264