Form 10-Q
period 2002-03-31
AUDIBLE INC
filed 2002-05-15
CIK 1077926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
[x]	THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X         No ______

     As of May 10, 2002, 31,627,869 shares of common stock (“Common Stock”) of the Registrant were outstanding.

AUDIBLE, INC.

INDEX

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

AUDIBLE, INC.
CONDENSED BALANCE SHEETS

___________________

	March 31, 2002	December 31, 2001

Assets	(unaudited)

Current assets:
Cash and cash equivalents	$8,487,689	$7,627,802
Accounts receivable, net	137,690	153,122
Royalty advances	30,639	56,682
Prepaid expenses and other current assets	590,966	661,192
Inventory	171,419	449,220
Note receivable due from stockholder, current	15,000	10,000

Total current assets	9,433,403	8,958,018
Property and equipment, net	1,565,028	1,990,670
Note receivable due from stockholder, non current	30,000	35,000
Other assets	15,805	15,805

Total assets	$11,044,236	$10,999,493

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,512,982	$1,519,586
Accrued expenses and compensation	2,548,402	2,345,288
Royalty obligations, current	776,200	896,950
Advances, current	357,563	517,813
Accrued dividends on redeemable convertible preferred stock	1,057,557	730,612

Total current liabilities	6,252,704	6,010,249

Deferred cash compensation	93,550	93,550
Royalty obligations, non current	20,500	48,500
Advances, non current	63,197	77,780

Redeemable convertible preferred stock;
Series A, par value $.01, 4,500,000 shares authorized, 2,751,707 shares issued and outstanding at March 31, 2002 and December 31, 2001	10,318,902	10,318,902

Stockholders’ deficit:
Common stock, par value $.01. 75,000,000 shares authorized and 31,627,869 shares issued at March 31, 2002; 50,000,000 shares authorized and 27,546,989 issued at December 31, 2001	316,279	275,470
Additional paid-in capital	97,132,333	93,728,564
Deferred compensation and services	(4,560,989)	(5,884,267)
Notes due from stockholders for common stock	(294,456)	(294,456)
Treasury stock at cost: 676,725 shares of common stock at March 31, 2002 and December 31, 2001	(179,990)	(179,990)
Accumulated deficit	(98,117,794)	(93,194,809)

Total stockholders’ deficit	(5,704,617)	(5,549,488)

Total liabilities and stockholders’ deficit	$11,044,236	$10,999,493

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
CONDENSED STATEMENTS OF OPERATIONS

___________________

	Three Months Ended
	March 31,

	2002	2001

	(unaudited)	(unaudited)

Revenue, net:
Content and services
Consumer content	$2,010,971	$881,912
Services	174,694	288,700
Bulk content	—	150,000

Total content and services	2,185,665	1,320,612
Hardware	345,947	653,903
Other	16,126	208,062

Total revenue, net	2,547,738	2,182,577

Operating expenses:
Cost of content and services revenue	967,928	1,304,195
Cost of hardware revenue	663,928	962,990
Production	1,028,818	1,658,050
Development	521,523	879,474
Sales and marketing	3,039,994	3,748,622
General and administrative	951,393	1,339,789

Total operating expenses	7,173,584	9,893,120

Loss from operations	(4,625,846)	(7,710,543)

Other income, net	(29,806)	(235,621)

Net loss	(4,596,040)	(7,474,922)
Accrued dividends on redeemable preferred stock	326,945	170,958

Net loss applicable to common stockholders	$(4,922,985)	$(7,645,880)

Basic and diluted net loss per common share	$(0.17)	$(0.28)

Weighted average common shares outstanding	29,140,383	26,995,860

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
CONDENSED STATEMENTS OF CASH FLOWS

___________________

	Three months Ended
	March 31,

	2002	2001

	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(4,596,040)	$(7,474,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	432,837	427,754
Services rendered for common stock and warrants	1,529,772	2,364,923
Non-cash compensation charges	73,278	92,350
Deferred cash compensation	—	(54,347)
Changes in assets and liabilities:
Interest receivable on short-term investments	(602)	95,336
Accounts receivable, net	15,432	(199,363)
Royalty advances	26,043	175,227
Prepaid expenses and other current assets	70,828	12,297
Inventory	277,801	(97,613)
Other assets	—	8,774
Accounts payable	(6,604)	92,782
Accrued expenses and compensation	203,114	(54,772)
Royalty obligations	(148,750)	(331,250)
Advances	(174,833)	(229,196)

Net cash used in operating activities	(2,297,724)	(5,172,020)

Cash flows from investing activities:
Purchases of property and equipment	(7,195)	(128,763)
Redemptions of short-term investments, net	—	1,957,733

Net cash (used) provided by investing activities	(7,195)	1,828,970

Cash flows from financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock	—	10,000,000
Proceeds from sale of common stock, net of issuance costs	3,159,250	—
Proceeds from exercise of common stock options	5,556	—
Payments received on notes due from stockholders for common stock	—	21,502
Payment of principal on obligations under capital leases	—	(26,265)

Net cash provided by financing activities	3,164,806	9,995,237

Increase in cash and cash equivalents	859,887	6,652,187
Cash and cash equivalents at beginning of period	7,627,802	14,149,027

Cash and cash equivalents at end of period	$8,487,689	$20,801,214

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2002 and 2001
(unaudited)

(1)  Summary of Significant Accounting Policies

     Basis of Presentation

The accompanying condensed financial statements as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, from the Company’s Annual Report on Form 10-K.

     Barter Arrangement

In accordance with Accounting Principles Board (APB) No. 29, “Accounting for Nonmonetary Transactions”, the Company accounts for barter transactions based on the fair value of the assets or services surrendered or obtained, whichever is more clearly evident. In September 2001, the Company signed a Bulk Content Sale and Advertising Agreement whereby the Company exchanged $285,048 in bulk content for $285,048 in prepaid advertising to be used over the next 12 months. The Company delivered the bulk content prior to September 30, 2001, and accordingly, recorded bulk content revenue of $285,048 in the period ended September 30, 2001. As of March 31, 2002, $142,524 of the acquired advertising had been expensed and the balance of $142,524 is included in Prepaid Expenses on the accompanying March 31, 2002 Balance Sheet.

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

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2002 and 2001
(unaudited)

Diluted net loss per common share for the three months ended March 31, 2002 does not include the effects of outstanding options to purchase 8,089,150 shares of common stock; warrants outstanding to purchase 3,482,271 shares of common stock; and 11,095,708 shares of common stock on conversion of outstanding Series A Redeemable Convertible Preferred Stock (“Series A”), as the effect of their inclusion is antidilutive during the periods. Diluted net loss per common share for the three months ended March 31, 2001 does not include the effects of options to purchase 3,926,650 shares of common stock, and warrants to purchase 2,378,654 shares of common stock, and 10,666,664 shares of common stock on conversion of outstanding Series A as the effect of their inclusion is antidilutive during the periods.

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

In February 2001, the Company offered 100,000 common shares to its new Chief Executive Officer in connection with his offer of employment at five dollars per share less than the fair value of the stock. The Company recorded $500,000 as deferred compensation in February 2001 and was recording the compensation expense straight-line over the vesting term. The offer to purchase these shares was rescinded in August 2001, and the CEO did not purchase any of the offered shares. In August 2001, the Company issued to its CEO 500,000 stock options at an exercise price equal to the fair value of the common stock at the time of issuance. The Company was recording the original compensation expense over the vesting term of the new option grant, and was accounting for 100,000 of the 500,000 newly issued options as replacement options using variable accounting by adjusting the compensation expense associated with these 100,000 options based on the closing price of the Company’s common stock in accordance with FASB Interpretation No. 44 (FIN 44) “Accounting for Certain Transactions involving Stock Compensation – an Interpretation of APB Opinion No. 25”. In July 2001, as a result of the CEO no longer being employed by the Company, the Company is no longer recording any further expense related to these options and reversed the remaining unexpensed deferred compensation against additional paid-in-capital.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2002 and 2001
(unaudited)

In March 2000, the Company issued 370,000 options to purchase shares of common stock to employees at $1.00 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over four years. The difference between the fair value and the issue price of these options of $370,000 was recorded as deferred compensation, and is being amortized as an expense straight-line over the vesting term. In May 2001, the Company issued 50,000 options to purchase shares of common stock to an employee at $0.50 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over four years. The difference between the fair value and the issue price of these options of $25,000 was recorded as deferred compensation, and was being amortized as an expense straight-line over the vesting term. In July 2001, as a result of the employee no longer being employed by the Company, the Company is no longer recording any further expense related to these 50,000 options and reversed the remaining unexpensed deferred compensation against paid-in-capital.

During the three months ended March 31, 2002 and 2001, $73,278 and $92,350, respectively, of compensation expense was recognized related to these transactions. During the three months ended March 31, 2001, $23,431 of deferred compensation was reversed against paid-in capital related to unvested options forfeited due to employees leaving the Company. No such forfeitures occurred during the three months ended March 31, 2002.

In April 1999, the Company established the 1999 Stock Incentive Plan (the ''Plan’’), which permits up to 9,000,000 common stock shares to be issued under the Plan. The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards. As of March 31, 2002, options to purchase 8,089,150 common stock shares were outstanding.

In February 2002, the Company issued 4,069,768 shares of common stock in connection with an investment in the Company made by Special Situations Funds (see note 10). During the three months ended March 31, 2002, the Company issued 11,112 shares of common stock in connection with the exercise of employee stock options. During the three months ended March 31, 2001, no shares of common stock were issued.

In March 2002, at a special meeting of stockholders of Audible Inc., the Company increased the number of shares of common stock authorized from 50,000,000 to 75,000,000. As of March 31, 2002 and December 31, 2001, the Company had issued 31,627,869 and 27,546,989 shares of common stock, respectively. As of March 31, 2002 and December 31, 2001, the Company had 3,482,271 and 2,455,654 shares of common stock, respectively, reserved for issuance upon exercise of outstanding common stock warrants, and 8,089,150 and 6,010,150 shares of common stock, respectively, reserved for issuance upon exercise of outstanding options. As of March 31, 2002 and December 31, 2001, the Company had 11,095,708 and 11,006,828 shares of common stock, respectively, reserved for issuance upon conversion of outstanding Series A redeemable convertible preferred stock.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2002 and 2001
(unaudited)

During the three months ended March 31, 2002 and 2001, the Company repurchased no shares and 69,270 shares of common stock, respectively, as treasury shares by reducing the indebtedness under certain promissory notes issued to the Company.

(3) Redeemable Convertible Preferred Stock

     Microsoft Investment

In February, 2001, Microsoft purchased 2,666,666 shares of Series A stock for $10,000,000 at a per share price of $3.75. Each share of Series A was originally convertible into four shares of Common Stock, (equivalent to a price of $.9375 per share), subject to adjustment under certain conditions. As a result of the recent investment in the Company made by Special Situations Funds, the conversion rate has been adjusted as per the Stock Purchase Agreement to 4.0323 shares of Common Stock. The stock is convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at an annual rate of 12% in either additional preferred shares or in cash at the option of the Company. As of March 31, 2002, the Company had issued 85,041 shares of additional Series A shares covering the dividends payable as of June 1, 2001. On the fifth anniversary of the original issue date, the Company is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. During the three months ended March 31, 2002 and 2001, $326,945 and $170,958, respectively, related to the dividends has been accrued. Approximately $619,134 of unpaid dividends were payable as of December 1, 2001. It is the Company’s intention to pay these accrued dividends by issuing additional preferred shares.

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

Microsoft advanced Audible $1,500,000 in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. The

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2002 and 2001
(unaudited)

Company allocated $50,000 of this advance to certain business development work that was recognized as a reduction of general and administrative expense in the nine month period ended March 31, 2001. The remaining $1,450,000 of this advance has been recognized as revenue on a straight-line basis beginning in the quarter ended September 30, 1999 through the initial term of the agreement, which ended in the second quarter of 2001. During the three months ended March 31, 2002 and 2001, none and $189,130, respectively, of this advance was recognized as other revenue.

Audible will pay Microsoft a royalty on content licensed and distributed by Audible to each end user that accesses its content using the developed software. Royalties will be recognized during the period that the related content revenue is earned. Through March 31, 2002, Audible had not recognized any royalties under this agreement.

In April 1999, in connection with an amendment to the agreement with Microsoft, the Company issued to Microsoft a warrant which expires November 18, 2003 to purchase 100,000 shares of common stock at the IPO price of $9.00 per share. The fair value of this warrant was determined in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services” and was being amortized as an expense on a straight-line basis over the same period as the $1,450,000 advance described above. During the three months ended March 31, 2002 and 2001, none and $67,215, respectively, was recorded as a production expense related to this warrant with the non-cash credit for services to additional paid-in capital.

(5) Services Agreement

In September 1999, in connection with a services agreement, the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three-year period. The agreement allows for an additional warrant to purchase 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year, also subject to vesting. In May 2001, this services agreement was amended. Under the terms of the amended agreement, the previously issued warrant to purchase 500,000 shares at $8.00 was replaced with two new warrants. The first new warrant issued, which is fully vested, is for the purchase of 200,000 shares of common stock at $0.91 per share. The second warrant for the purchase of 200,000 shares of common stock at $0.91 per share, is subject to vesting over a 20 month period ending December 31, 2002.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2002 and 2001
(unaudited)

The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the amended term of the service agreement using variable plan accounting for any unvested portion of shares. Under variable plan accounting, the compensation costs will vary each accounting period until the final measurement date. During the three months ended March 31, 2002 and 2001, $125,725 and $367,201, respectively, was recorded as a marketing expense related to this agreement with the non-cash credit for services to additional paid-in capital.

(6) Amazon Agreements

In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement the Company is the exclusive provider of digital spoken audio (as defined) to Amazon.com. On January 24, 2001, the Company signed Amendment No.1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. Under the amendment, the annual fee for Year 3 of the agreement is reduced from $10,000,000 to $1,500,000 and an additional fee of $1,000,000 is payable in Year 2 of the agreement. Also in connection with Amendment No.1, the Company issued 500,000 fully vested common stock warrants to Amazon.com at an exercise price of $1.50 per share, which are exercisable after January 31, 2002. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the remaining term of the agreement. During each of the three month periods ended March 31, 2002 and 2001, $43,200 was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital.

During the three-year term of this agreement, in consideration for certain services, Amazon will receive $22,500,000 (as amended) plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. Under the agreements, the consideration paid by Amazon for the purchase of the common stock, and the Company’s obligation for the annual fee for the first two years per the original Co-Branding, Marketing, and Distribution Agreement, which are identical amounts, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders’ equity, and was being amortized over the first two years of the agreement on a straight-line basis. Prior to Amendment No. 1, through January 2001, $10,000,000 had been amortized as a marketing expense related to the initial $20,000,000 of deferred services. Subsequent to Amendment No. 1, the unamortized payment for year 2 of $10,000,000 plus the additional $2,500,000 payment required under the amendment, or $12,500,000, is being amortized on a straight-line basis over the remaining term of the agreement of 24 months. During the three months ended March 31, 2001 and 2002, $1,250,000 and $1,666,667, respectively, was recorded as a marketing expense, with the non-cash credit to deferred services.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2002 and 2001
(unaudited)

During the three months ended March 31, 2002 and 2001, $312,500 and $208,333, respectively, was recorded as a marketing expense representing the straight-line amortization of the cash portion of payments due under this agreement.

(7) Random House Agreement

On May 5, 2000 Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint are being distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Audible is required to contribute $1,000,000 annually, or $4,000,000 in total, towards funding the acquisition and creation of digital audio titles through Random House Audible. This total contribution is being amortized over the 50-month term as a cost of content and services revenue. During each of the three months ended March 31, 2002 and 2001, $240,000 was recorded as a cost of content and services revenue related to this contribution. On March 26, 2002, of the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000 in exchange for the issuance of 1,250,000 shares of Series B Convertible Preferred Stock (see note 11). The original agreement further provides for Random House to be granted a warrant to purchase 878,333 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the 50-month term of the agreement. The warrants are accounted for using variable plan accounting whereby compensation costs will vary each accounting period until the final measurement date. During the three months ended March 31, 2002 and 2001, $90,373 and $201,327, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. Additionally, the agreement contains provisions for profit participation and bounties, among other items. Random House Audible is an imprint of Random House, Inc.’s Random House Audio Publishing Group division.

(8) Related Party Transactions

On April 11, 2001, the Company amended the payment terms of the $50,000 note receivable due from stockholder due on March 27, 2001. The amendment requires semi-annual principal payments of at least $5,000 beginning July 15, 2001 until the note and all accrued interest is repaid. The note continues to bear interest at 5.42% annually. The principal balance of this note receivable as of March 31, 2002 was $45,000. The $5,000 payment due on January 15, 2002 is still outstanding.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2002 and 2001
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

(10) Special Situation Funds Investment

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

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2002 and 2001
(unaudited)

(11)  Subsequent Events

On April 11, 2002, the Company issued 1,250,000 shares of Series B Convertible Preferred Stock in connection with the March 26, 2002 amendment to the Random House, Inc. Agreement dated May 5, 2000. The agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total cash payments due under the agreement from $4,000,000 to $2,750,000. At any time on or after March 26, 2004, subject to certain conditions, all outstanding shares of Series B Convertible Preferred Stock shall automatically convert to shares of common stock at the then effective conversion price. Through March 31, 2002, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004

On April 29, 2002, the Company received a Nasdaq Listing Qualifications letter advising the Company that its stock had closed below the $1.00 per share requirement for the last 30 consecutive trading days. Accordingly, the Company’s securities are subject to de-listing from the Nasdaq National Market for failure to comply with Marketplace Rule 4450(a)(5). In order to regain compliance, the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days within the next 90 calendar days, or by July 29, 2002. If compliance cannot be demonstrated by July 29, 2002, Nasdaq will provide the Company with written notice that the Company’s securities will be delisted. At that time the Company may appeal the determination to the Listing Qualifications Panel. There can be no assurance that the panel will grant the Company’s requests for continued listing. If the Company’s common stock is de-listed from the Nasdaq National Market, the Company expects that its common stock will continue to be listed under the symbol of “ADBL” and would trade on The National Association of Securities Dealers, Inc. (NASD’s) OTC Bulletin Board.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto appearing in our 2001 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

Overview

     We are the leading provider of premium spoken audio content, such as audioversions of books and newspapers and radio programs, that is delivered over the Internet and can be streamed and played back on personal computers and hand-held electronic devices that have digital audio capabilities. The Audible service allows consumers to purchase and download our content from our Web site (www.audible.com™), store it in digital files and play it back on personal computers and hand-held electronic devices. We offer customers the opportunity to subscribe to AudibleListener, a monthly audio service. For a fixed monthly fee, AudibleListener customers may download their choice of programs from our Web site. More than 32,000 hours of audio content, much of which is only available in digital audio format at www.audible.com, is currently available on our Web site. We also sell at our web site our own digital audio player under the brand name of Otis, which is manufactured to our specifications in Korea. Customers can also access content products sold by Audible through www.amazon.com. Several manufacturers, including Hewlett-Packard, Compaq Computer Corporation, Sony Electronics, Handspring, Casio Inc., Franklin Electronic Publishers, Digisette, LLC., and SONICblue Incorporated’s Rio Audio Group, have agreed to support and promote the playback of our content on their hand-held electronic devices by including our Audible software on their devices. We have announced our plans to add a CD burning feature to the Audible service, enabling our customers to listen on their CD players.

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

     Revenue from the sale of consumer content has increased in each of the last four quarters. We expect this trend to continue as we expand our customer base. As of March 31, 2002, more than 143,000 customers in over 100 countries had purchased content from our Web site.

     Hardware revenue represents revenue from the sale of AudibleReady hand-held electronic devices, primarily the Audible Otis. During the three months ended March 31, 2002, hardware revenue accounted for 13% of our total revenue. Hand-held electronic devices are sold from www.audible.com at a deep discount from normal retail price, when a customer enrolls in AudibleListener for a 12-month period.

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

     Our revenue is derived from three main categories: (1) content and services revenue, which includes consumer content, corporate services, and bulk content sales; (2) hardware revenue; and (3) other revenue.

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

     In January 2000, the Company entered into two agreements with Amazon.com. The Company is the exclusive provider of digital spoken audio to Amazon.com, as defined in the Co-Branding, Marketing and Distribution Agreement, as amended. During the three-year term of this agreement, in consideration for certain services, Amazon is entitled to $22,500,000 plus a specified percentage of revenue earned over a threshold amount in addition to common stock warrants. Under the Securities Purchase Agreement dated January 30, 2000, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. The first $20,000,000 in payments due to Amazon.com under the amended Co-Branding, Marketing and Distribution Agreement, were offset against the $20,000,000 in consideration due to Audible for the purchase of common stock and no cash was exchanged. Of the remaining $2,500,000 due in cash to Amazon.com under the agreement, $1,000,000 has been paid through March 31, 2002 with the remaining $1,500,000 due in 2002, which includes a $375,000 unpaid payment which was due on January 30, 2002.

     In May 2000, the Company entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement with Random House to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint will be distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Over the term of the agreement Audible will be contributing towards funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment the Company on April 11, 2002, issued 1,250,000 shares of Series B Convertible Preferred Stock. Through March 31, 2002, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004.

     In February 2001, Microsoft purchased 2,666,666 shares of Audible Series A Redeemable Convertible Preferred stock for $10,000,000 at a per share price of $3.75. Each share of preferred stock was originally convertible into four shares of Common Stock (equivalent to a price of $.9375 per share, which was greater than the common stock price at the date of grant, therefore, there is no beneficial conversion feature associated with these preferred shares), subject to adjustment under certain conditions. As a result of the investment in the Company made by Special Situations in February 2002, the conversions rate has been adjusted as per the Stock Purchase Agreement to 4.0323 shares of Common Stock. The Series A Redeemable Convertible Preferred stock is convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at a annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, Audible is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends.

     In February 2002, Special Situations Funds purchased 4,069,768 shares of common stock for $3,500,000 at a per share price of $0.86. Net proceeds received by the Company net of direct costs was $3,159,000. In connection with this transaction, the Company issued warrants to purchase an additional 1,220,930 shares of common stock. The warrants are exercisable at a price of $1.15 anytime prior to the fifty anniversary of the issue date. The Company may demand the warrantholder exercise its rights in the event that closing bid price of a share of the Company’s common stock exceeds $2.30 for twenty consecutive trading sessions.

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three months ended March 31, 2002 and 2001.

	Three Months
	Ended March 31,

	2002	2001
	(unaudited)	(unaudited)
Revenue:
Content and services:
Consumer content	79%	40%
Services	7	13
Bulk content	—	7

Total Content and services	86	60
Hardware	13	30
Other	1	10

Total revenue	100%	100%

Operating expenses:
Cost of content and services revenue	38	60
Cost of hardware revenue	26	44
Production	40	76
Development	21	40
Sales and marketing	119	172
General and administrative	37	61

Total operating expenses	281	453

Loss from operations	(181)	(353)

Other income, net	1	11

Net loss	(180)	(342)
Accrued dividends on redeemable preferred stock	(13)	8

Net loss applicable to common stockholders	(193)%	(350)%

Three months ended March 31, 2002 compared to three months ended March 31, 2001.

     Total revenue, net. Total revenue, net for the three months ended March 31, 2002 was $2,548,000, as compared to $2,183,000 for the three months ended March 31, 2001, an increase of $365,000, or 17%.

     Total Content and services revenue. Total content and services revenue for the three months ended March 31, 2002 was $2,186,000, as compared to $1,321,000 for the three months ended March 31, 2001, an increase of $865,000, or 66%.

     Consumer content. Consumer content revenue for the three months ended March 31, 2002 was $2,011,000, as compared to $882,000 for the three months ended March 31, 2001, an increase of $1,129,000, or 128%. This increase was primarily the result of our customer base growing from 69,000 to over 143,000 customers.

     Services. Services revenue for the three months ended March 31, 2002 was $175,000, as compared to $289,000 for the three months ended March 31, 2001, a decrease of $114,000, or 39%. This decrease was primarily the result of fewer corporate customers subscribing to the Audible service.

     Bulk content. Bulk content revenue for the three months ended March 31, 2001 consisted of a bulk content cash sale of $150,000. There were no bulk content sales during the three months ended March 31, 2002.

     Hardware. Hardware revenue for the three months ended March 31, 2002 was $346,000, as compared to $654,000 for the three months ended March 31, 2001, a decrease of $308,000, or 47%. Hardware revenue decreased as a result of selling AudibleReady hand-held electronic devices, primarily the Audible Otis, at a deeper discount than in the prior period when the customer signs up for a one year commitment to AudibleListener Membership.

     Other. Other revenue for the three months ended March 31, 2002, was $16,000, as compared to $208,000 for the three months ended March 31, 2001. Other revenue decreased as a result of the end of the amortization in April 2001 of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content. Other revenue for the three months ended March 31, 2002 consisted of royalties earned from a license granted for certain technology rights to a device manufacturer.

     Operating expenses.

     Cost of content and services revenue. Cost of content and services revenue was $968,000, or 44% of content and services revenue, for the three months ended March 31, 2002, as compared to $1,304,000, or 99% of content and services revenue, for the three months ended March 31, 2001. Included in cost of content and services revenue for the three month period ended March 31, 2001, was a charge of $206,000 to reflect the net realizable value of royalty advances. There was no such adjustment necessary in the three month period ended March 31, 2002. Cost of content and services revenue as a percentage of content and services revenue decreased in the 2002 period due to the reduction in the fixed content and services revenue costs such as amortization of royalty advances as the advances become fully expensed.

     Cost of hardware revenue. Cost of hardware revenue was $664,000, or 192% of hardware revenue, for the three months ended March 31, 2002, as compared to $963,000, or 147% of hardware revenue, for the three months ended March 31, 2001. This decrease was primarily due to reduced costs in acquiring hand-held electronic devices in the 2002 versus the 2001 period. Cost of hardware revenue as a percentage of hardware revenue increased as we sold these hand-held electronic devices at a deeper discount from normal retail price in the 2002 period than in the 2001 period, when a customer enrolled in AudibleListener for a 12-month period.

     Production. Production expenses were $1,029,000 for the three months ended March 31, 2002, as compared to $1,658,000 for the three months ended March 31, 2001, a decrease of $629,000, or 38%. This decrease was primarily due to a reduction in personnel costs as a result of our streamlining initiative of July 23, 2001, reduced outside services, and the elimination of charges associated with the warrants issued in connection with the Microsoft agreement due to the end of the term of the agreement in early 2001.

     Development. Development expenses were $522,000 for the three months ended March 31, 2002, as compared to $879,000 for the three months ended March 31, 2001, a decrease of $357,000, or 41%. This decrease was primarily due to reduction in outside consultants as well as reduced personnel cost as a result of our streamlining initiative of July 23, 2001.

     Sales and marketing. Sales and marketing expenses were $3,040,000 for the three months ended March 31, 2002, as compared to $3,749,000 for the three months ended March 31, 2001, a decrease of $709,000, or 19%. This decrease was primarily due to a reduction in certain costs in connection with our Co-Branding, Marketing and Distribution Agreement with Amazon.com, as well as lower expenses recognized in connection with warrants issued as part of a services agreement.

     General and administrative. General and administrative expenses were $951,000 for the three months ended March 31, 2002, as compared to $1,340,000 for the three months ended March 31, 2001, a decrease of $389,000, or 29%. This decrease was primarily due to a reduction in personnel costs and decreased professional fees.

     Other income, net. Other income, net in both periods consisted of interest income offset by interest expense. Interest income was $30,000 for the three months ended March 31, 2002, as compared to $236,000 for the three months ended March 31, 2001, a decrease of $206,000. This decrease was primarily due to less interest income being earned from lower cash and cash equivalent and short-term investment balances available. No interest expense was recognized for the three months ended March 31, 2002, as compared to $1,000 for the three months ended March 31, 2001. This decrease was the result of the expiration of the capital leases entered into for capital equipment.

     Accrued dividends on redeemable preferred stock. Accrued dividends on redeemable preferred stock was $327,000 for the three months ended March 31, 2002 as compared to $171,000 for the three months ended March 31, 2001. This increase was due to a full three months expense in the 2002 period of the 12% dividends payable to Microsoft as a result of Microsoft’s purchase of 2,666,666 shares of Audible Series A Redeemable Convertible Preferred Stock issued in February 2001.

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

     We have incurred significant losses since inception, and as of March 31, 2002, we had an accumulated deficit of approximately $98,118,000. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in sales and marketing, content acquisition and production over the next several quarters to the extent available cash allows.

     Our operating results have varied on a quarterly basis during our short operating history and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may affect our operating results include but are not limited to: (1) the demand for the Audible service; (2) the availability of premium audio content; (3) sales and consumer usage of AudibleReady devices; (4) our ability to acquire new customers; (5) our ability to retain existing customers; (6) the introduction of new products or services by a competitor; (7) the cost and availability of acquiring sufficient Web site capacity to meet our customers’ needs; (8) technical difficulties with our computer system or the Internet or system downtime; (9) the cost of acquiring audio content; (10) the amount and timing of capital expenditures and other costs relating to the expansion of our operations; and (11) general economic conditions and economic conditions specific to electronic commerce and online media. In the past, we experienced fluctuations in demand for the Audible service based on the level of marketing expenditures, the occurrence of external publicity and the quality of our software and Web site. Any one of these factors could cause our revenue and operating results to vary significantly in the future. In addition, as a strategic response to changes in the competitive environment, we may from time to time make pricing, service or marketing decisions that could cause significant declines in our quarterly operating revenue.

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

     On February 15, 2002 Special Situations fund purchased 4,069,768 shares of Common stock for $3,500,000 at a per share price of $0.86. Proceeds received by the Company net of direct costs were approximately $3,159,000.

     At March 31, 2002, our principal source of liquidity was approximately $8,488,000 in cash and cash equivalents.

     At March 31, 2002, our principal commitments consisted of obligations for operating lease commitments, dividends payable to Microsoft in connection with the sale of Series A Redeemable Convertible Preferred Stock, contractual commitments with content providers, revenue sharing commitments pursuant to agreements with device manufacturers, and commitments under our agreements with Amazon.com and Random House.

     Net cash used in operating activities for the three months ended March 31, 2002 was $2,298,000. Net cash used during the period was primarily attributable to our net loss and a decrease in royalty obligations and advances, offset in part by services rendered for common stock and warrants, depreciation and amortization and a decrease in inventory. Net cash used in operating activities for the three months ended March 31, 2001 was $5,172,000. Net cash used during the 2001 period was primarily attributable to our net loss, increases in accounts receivable, and a decrease in royalty obligations, offset in part by services rendered for common stock, depreciation and amortization.

     Net cash used by investing activities for the three months ended March 31, 2001 was $7,000. Net cash used during the period was related to purchases of property and equipment. Net cash provided by investing activities for the three months ended March 31, 2001 was $1,829,000. Net cash provided during the period was primarily related to redemptions of short-term investments offset in part by cash used to purchase property and equipment.

     Net cash provided by financing activities for the three months ended March 31, 2002 was $3,165,000 resulting from the investment in the Company by Special Situations Funds of $3,159,000, net of direct costs, and the exercise of common stock options by an employee. Net cash provided by financing activities for the three months ended March 31, 2001 was $9,995,000 resulting primarily from the sale of Series A Redeemable Convertible Preferred

Stock to Microsoft and payments received on notes due from shareholders for common stock, offset in part by capital lease payments.

     Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance, as well as the waiver of cash payments of $1,250,000 due to Random House in exchanged for preferred stock, will enable us to meet our anticipated cash requirements for operations and capital expenditures through 2002. In the first quarter of 2003, we expect that additional cash will be required to finance continued growth of the business. However, any projection of future revenues is subject to a level of uncertainty. If planned revenues are insufficient to satisfy our liquidity requirements in 2002, we will need to raise additional funds through public or private financing or other arrangements. No assurance can be given that such additional financing, when needed, will be available on terms favorable to us or to our stockholders, if at all, and that such financing would not be antidilutive to our stockholders.

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

     The Company adopted the provisions of SFAS 141 effective July 1, 2001. The adoption of SFAS 141 had no effect on the Company’s financial position or results of operations. SFAS 142 was effective for the Company beginning January 1, 2002, and had no impact on the Company’s financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which supercedes both SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142.

     The Company adopted SFAS 144 on January 1, 2002 and the adoption of SFAS 144 had no impact on the financial statements or results of operations.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

We do not have operations subject to risk of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings.

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

ITEM 2.    Changes in Securities and Use of Proceeds

  Recent Sales of Unregistered Securities

     On February 15, 2002, the Company sold 4,069,768 shares of common stock to Special Situations Funds for $3,500,0000, at a per share price of $0.86. The securities were offered and sold by the Company in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

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

     During the three months ended March 31, 2002, we invested $2,299,000 of our funds in accordance with the use of proceeds in our Registration Statement Form S-1. As of March 31, 2002, we have $8,488,000 in remaining funds, which includes in part the $10,000,000 received from Microsoft in February 2001 related to the sale of Series A Redeemable Convertible Preferred Stock, and the $3,159,000 net of direct costs received from the Special Situations Funs investment in our Company. These remaining fund are currently in cash or cash equivalents. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent or more of any class of our equity securities.

ITEM 3.    Defaults Upon Senior Securities

     Inapplicable

ITEM 4.    Submission of Matters to Vote of Security Holders

(a)	The Company held a Special Meeting of Stockholders on March 12, 2002.
(b)	n/a
(c)	The following matter was voted upon at the Special Meeting:
(i) to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.01 per share, from 50,000,000 shares to 75,000,000 shares, with 66% of the common stock present and voting at the meeting. (Votes for: 20,543,024; votes against or withheld: 286,250; abstain; 38,475)

ITEM 5.    Other Information

     On April 29, 2002, the Company received a Nasdaq Listing Qualifications letter advising the Company that its stock had closed below the $1.00 per share requirement for the last 30 consecutive trading days. Accordingly, the Company’s securities are subject to de-listing from the Nasdaq National Market for failure to comply with Marketplace Rule 4450(a)(5). In order to regain compliance, the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days within the next 90 calendar days, or by July 29, 2002. If compliance cannot be demonstrated by July 29, 2002, Nasdaq will provide the Company with written notice that the Company’s securities will be delisted. At that time the Company may appeal the determination to the Listing Qualifications Panel. There can be no assurance that the panel will grant the Company’s requests for continued listing. If the Company’s common stock is de-listed from the Nasdaq National Market, the Company expects that its common stock will continue to be listed under the symbol of “ADBL” and would trade on The National Association of Securities Dealers, Inc. (NASD’s) OTC Bulletin Board.

ITEM 6.    Exhibits and Reports on Form 8-K

  (a)  Exhibits

3.1*	Amended and Restated Certificate of Incorporation of Audible
3.1.1***	Certificate of Designation of Designations, Limitations, Restrictions And Relative Rights of the Series A Convertible Preferred Stock of Audible, Inc.
3.1.2 !	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3.2*	Amended and Restated Bylaws of Audible
10.1+*	License Agreement dated November 4, 1998, by and between Microsoft Corporation and Audible
10.2+*	Digital Rights Management Agreement dated November 4, 1998, between Microsoft Corporation and Audible
10.3+*	Development Agreement dated November 12, 1998, by and between RealNetworks, Inc. and Audible

10.4*	RealMedia Architecture Partner Program Internet Agreement dated November 12, 1998, between RealNetworks, Inc. and Audible
10.5*	Master Lease Agreement dated November 19, 1996, by and between Comdisco, Inc. as lessor, and Audible as lessee
10.5.1*	Addendum to Master Lease Agreement dated November 20, 1996, by and between Comdisco, Inc., as lessor, and Audible, as lessee (relating to Exhibit 10.5)
10.8*	Loan and Security Agreement dated April 6, 1998, by and between Silicon Valley Bank, as lender, and Audible, as borrower, for a revolving line of credit of up to $1,000,000
10.10*	Security and Loan Agreement dated November 20, 1996, between Audible, as borrower, and Imperial Bank, as lender, for up to $500,000
10.14*	Amended and Restated Registration Rights Agreement dated February 26, 1998, by and among Audible and certain stockholders named therein
10.14.1*	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated December 18, 1998 (relating to Exhibit 10.14)
10.14.2*	Amendment No. 2 to Amended and Restated Registration Rights Agreement dated June 17, 1999 (relating to Exhibit 10.14)
10.15*	1999 Stock Incentive Plan
10.16*	Form of Common Stock Warrants issued March 31, 1997 by Audible to various investors in connection with the Series C preferred stock financing
10.17*	Form of Stock Restriction Agreement by and between Audible and the Named Executive Officers made in connection with various purchases and sales of shares of restricted common stock
10.18*	Form of Promissory Note made by the Named Executive Officers in favor of Audible in connection with various purchases and sales of shares of restricted common stock
10.19*	Office Lease dated September 20, 1997, by and between Audible, as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in-common, as landlord
10.20*	Sublease Agreement dated July 19, 1996, by and between Audible, as sublessee, and Painewebber Incorporated, as sublessor
10.21+*	Agreement dated April 3, 1999 by and between Audible and Diamond Multimedia Systems, Inc.
10.22*	Common Stock Purchase Warrant, issued April 22, 1999, to Microsoft Corporation
10.23*	Employment Offer Letter from Audible to Guy Story dated September 10, 1996
10.24*	Employment Offer Letter from Audible to Brian Fielding dated April 25, 1997
10.25	Omitted.
10.26*	Employment Offer Letter from Audible to Andrew Kaplan dated May 25, 1999
10.27	Omitted.
10.28**	Warrant Agreement to purchase 10,000 shares of Common Stock at a price of $7.65 per share, dated October 8, 1999, issued by Audible to National Public Radio, Inc.
10.29*	Common Stock Purchase Warrant, W-1, issued June 17, 1999, to Robin Williams
10.30*	Common Stock Purchase Warrant, W-2, issued June 17, 1999, to Robin Williams
10.30.1##	Amendment No. 1 to Common Stock Purchase Warrant, W-2, issued January 25, 2001, to Robin Williams (relating to Exhibit 10.30)
10.31++#	Securities Purchase Agreement dated January 30, 2001, by and between Audible and Amazon.com Commerce Services, Inc.
10.32++#	Co-Branding, Marketing and Distribution Agreement dated January 30, 2001, by and between Audible and Amazon.com Commerce Services, Inc.
10.33***	Series A Convertible Preferred Stock Purchase Agreement by and between Audible Inc. and Microsoft Corporation dated as of February 8, 2001.
10.34++!	Amendment No. 1 to Co-Branding, Marketing and Distribution Agreement dated as of January 24, 2001 by and between Amazon.com Commerce Services, Inc. and Audible (relating to Exhibit 10.32)
10.35!	Securities Purchase Agreement dated January 25, 2002 by and between Audible Inc., and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.

10.36!	Registration Rights Agreement dated January 25, 2002 by and between Audible Inc., and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.
10.37!	Form of Common Stock Warrant issued in connection with the sale of common stock to Special Situation Funds.
*	Incorporated by reference from the Company’s Registration Statement on Form S-1 (No. 333-76985)
**	Incorporated by reference from the Company’s Form 10K/A for the fiscal year ended December 31, 1999
***	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2000
#	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2000
##	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2001
###	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2001
!	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2001
+	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 406 of the Securities Act of 1933.

++	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(b)  Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIBLE, INC.

By:	/s/Andrew P. Kaplan
Name:	Andrew P. Kaplan
Title:	Chief Financial Officer and
Executive Vice President,
Finance and Administration

Dated: May 14, 2002