Form 10-Q
period 2002-06-30
AUDIBLE INC
filed 2002-08-14
CIK 1077926

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
[ X ]	THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [   ]

       As of August 13, 2002, 31,627,869 shares of common stock (“Common Stock”) of the Registrant were outstanding.

AUDIBLE, INC.

INDEX

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements

AUDIBLE, INC.
CONDENSED BALANCE SHEETS
	June 30, 2002	December 31, 2001

Assets	(unaudited)

Current assets:
Cash and cash equivalents	$6,787,636	$7,627,802
Accounts receivable, net	193,290	153,122
Royalty advances	107,486	56,682
Prepaid expenses and other current assets	603,110	661,192
Inventory	384,804	449,220
Note receivable due from stockholder, current	15,000	10,000

Total current assets	8,091,326	8,958,018

Property and equipment, net	1,263,490	1,990,670
Note receivable due from stockholder, non current	30,000	35,000
Other assets	15,805	15,805

Total assets	$9,400,621	$10,999,493

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,308,114	$1,519,586
Accrued expenses and compensation	2,253,791	2,345,288
Royalty obligations, current	771,700	896,950
Advances, current	429,992	517,813
Accrued dividends on redeemable convertible preferred stock	115,943	730,612

Total current liabilities	5,879,540	6,010,249

Deferred cash compensation	90,550	93,550
Royalty obligations, non current	125,500	48,500
Advances, non current	48,614	77,780

Redeemable convertible preferred stock;
Series A, par value $.01, 4,500,000 shares authorized, 3,091,818 and 2,751,707 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	11,594,318	10,318,902

Commitments and contingencies (see note 9)

Stockholders’ deficit:
Common stock, par value $.01. 75,000,000 shares authorized and 31,627,869 shares issued at June 30, 2002; 50,000,000 shares authorized and 27,546,989 issued at December 31, 2001	316,279	275,470
Additional paid-in capital	97,396,679	93,728,564
Deferred compensation and services	(3,557,712)	(5,884,267)
Notes due from stockholders for common stock	(289,545)	(294,456)
Convertible preferred stock;
Series B, par value $.01, 1,250,000 shares authorized, 1,250,000 and no shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	1,137,500	–
Treasury stock at cost: 676,725 shares of common stock at June30, 2002 and December 31, 2001	(179,990)	(179,990)
Accumulated deficit	(103,161,112)	(93,194,809)

Total stockholders’ deficit	(8,337,901)	(5,549,488)

Total liabilities and stockholders’ deficit	$9,400,621	$10,999,493

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue, net:
Content and services
Consumer content	$2,429,060	$1,143,484	$4,440,031	$2,025,396
Services	60,932	226,109	235,626	514,809
Bulk content	–	300,000	–	450,000

Total content and services	2,489,992	1,669,593	4,675,657	2,990,205
Hardware	236,687	235,369	582,634	836,779
Other	16,126	73,758	32,252	281,820

Total revenue, net	2,742,805	1,978,720	5,290,543	4,108,804

Operating expenses:
Cost of content and services revenue	1,152,526	1,292,914	2,120,454	2,597,109
Cost of hardware revenue	784,624	778,514	1,448,552	1,741,504
Production expenses	888,611	1,683,982	1,917,429	3,342,032
Development	554,363	1,236,047	1,075,886	2,115,521
Sales and marketing	3,208,520	3,901,856	6,248,514	7,597,985
General and administrative	893,136	1,366,526	1,844,529	2,706,315

Total operating expenses	7,481,780	10,259,839	14,655,364	20,100,466

Loss from operations	(4,738,975)	(8,281,119)	(9,364,821)	(15,991,662)

Other income, net	(29,459)	(183,120)	(59,265)	(418,741)

Net loss	(4,709,516)	(8,097,999)	(9,305,556)	(15,572,921)

Accrued dividends on redeemable preferred stock	333,802	299,208	660,747	470,166

Net loss applicable to common stockholders	$(5,043,318)	$(8,397,207)	$(9,966,303)	$(16,043,087)

Basic and diluted net loss per common share	$(0.16)	$(0.31)	$(0.33)	$(0.60)

Weighted average shares outstanding	30,951,144	26,919,837	30,050,765	26,957,639

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Six months Ended June 30,

	2002	2001

	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(9,305,556)	$(15,572,921)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	845,515	882,418
Services rendered for common stock and warrants	3,044,118	4,001,387
Services rendered for preferred stock	227,499	0
Non-cash compensation charge	146,556	185,819
Deferred cash compensation	(3,000)	(112,580)
Changes in assets and liabilities:
Interest receivable on short-term investments	(1,226)	95,335
Accounts receivable, net	(40,168)	46,152
Royalty advances	(50,804)	499,093
Prepaid expenses and other current assets	59,308	(26,241)
Inventory	64,416	(219,751)
Other assets	–	8,813
Accounts payable	788,528	245,336
Accrued expenses and compensation	(91,497)	353,599
Accrued expenses rendered for preferred stock	590,000	0
Royalty obligations	(48,250)	(335,250)
Advances	(116,987)	(271,435)

Net cash used in operating activities	(3,891,548)	(10,220,226)

Cash flows from investing activities:
Purchases of property and equipment	(118,335)	(682,327)
Redemptions of short-term investments, net	–	1,957,734

Net cash (used in) provided by investing activities	(118,335)	1,275,407

Cash flows from financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock	–	10,000,000
Proceeds from sale of common stock	3,159,250	–
Proceeds from exercise of common stock options	5,556	–
Payments received on notes due from stockholders for common stock	4,911	62,409
Payment of principal on obligations under capital leases	–	(44,315)
Cash paid for purchase of treasury stock	–	(5,767)

Net cash provided by financing activities	3,169,717	10,012,327

(Decrease) increase in cash and cash equivalents	(840,166)	1,067,508
Cash and cash equivalents at beginning of period	7,627,802	14,149,027

Cash and cash equivalents at end of period	$6,787,636	$15,216,535

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(unaudited)

(1)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, from the Company’s Annual Report on Form 10-K.

Barter Arrangement

In the three and six months ended June 30, 2001, $300,000 of our bulk content revenue was the result of a barter transaction in which we exchanged bulk content for advertising. Revenue from barter transactions is recognized based on the fair value of the consideration surrendered or received, whichever is more readily determinable. Advertising received under barter arrangements is recognized in the period the advertising is broadcasted. There were no bulk content barter transactions in the three and six months ended June 30, 2002.

In accordance with Accounting Principles Board (APB) No. 29, “Accounting for Nonmonetary Transactions”, the Company accounts for barter transactions based on the fair value of the assets or services surrendered or obtained, whichever is more clearly evident. In September 2001, the Company signed a Bulk Content Sale and Advertising Agreement whereby the Company exchanged $285,048 in bulk content for $285,048 in prepaid advertising to be used over the next 12 months. The Company delivered the bulk content prior to September 30, 2001, and accordingly, recorded bulk content revenue of $285,048 in the period ended September 30, 2001. As of June 30, 2002, $213,786 of the acquired advertising had been expensed and the balance of $71,262 is included in Prepaid Expenses on the accompanying June 30, 2002 Balance Sheet.

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

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(unaudited)

Diluted net loss per common share for the three and six months ended June 30, 2002 does not include the effects of outstanding options to purchase 8,031,650 shares of common stock; warrants outstanding to purchase 3,493,271 shares of common stock; and 12,467,138 shares of common stock on conversion of outstanding Series A Redeemable Convertible Preferred Stock (“Series A”), as the effect of their inclusion is antidilutive during the periods. Diluted net loss per common share for the three and six months ended June 30, 2001 does not include the effects of options to purchase 4,497,150 shares of common stock, and warrants to purchase 2,328,654 shares of common stock, and 10,666,664 shares of common stock on conversion of outstanding Series A as the effect of their inclusion is antidilutive during the periods.

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
June 30, 2002 and 2001
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

During the three months ended June 30, 2002 and 2001, $73,278 and $93,469, respectively, of compensation expense was recognized related to these transactions. During the six months ended June 30, 2002 and 2001, $146,556 and $185,819, respectively, of compensation expense was recognized related to these transactions. During the three and six months ended June 30, 2001, none and $23,431, respectively, of deferred compensation was reversed against paid-in capital related to unvested options forfeited due to employees leaving the Company. No such forfeitures occurred during the three or six months ended June 30, 2002.

In April 1999, the Company established the 1999 Stock Incentive Plan (the “Plan”), which permits up to 9,000,000 common stock shares to be issued under the Plan. The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards. As of June 30, 2002, options to purchase 8,031,650 common stock shares were outstanding.

In February 2002, the Company issued 4,069,768 shares of common stock in connection with an investment in the Company made by Special Situations Funds (see note 10).

During the three and six months ended June 30, 2002, the Company issued none and 11,112, respectively, shares of common stock in connection with the exercise of employee stock options. During the three and six months ended June 30, 2001, no shares of common stock were issued.

In March 2002, at a special meeting of stockholders of Audible Inc., the Company increased the number of shares of common stock authorized from 50,000,000 to 75,000,000. As of June 30, 2002 and December 31, 2001, the Company had issued 31,627,869 and 27,546,989 shares of common stock, respectively. As of June 30, 2002 and December 31, 2001, the Company had 3,493,271 and 2,455,654 shares of common stock, respectively, reserved for issuance upon exercise of outstanding common stock warrants, and 8,031,650 and 6,010,150 shares of common stock, respectively, reserved for issuance upon exercise of outstanding options. As of June 30, 2002 and December 31, 2001, the Company had 12,467,138 and 11,006,828 shares of common stock, respectively, reserved for issuance upon conversion of outstanding Series A redeemable convertible preferred stock.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(unaudited)

During the three and six months ended June 30, 2001, the Company repurchased 23,175 and 92,445, respectively, shares of common stock, as treasury shares by reducing the indebtedness under certain promissory notes issued to the Company and paying cash of $5,767. No shares were repurchased in the three and six months ended June 30, 2002.

(3)	Redeemable Convertible Preferred Stock

Microsoft Investment

In February, 2001, Microsoft purchased 2,666,666 shares of Series A stock for $10,000,000 at a per share price of $3.75. Each share of Series A was originally convertible into four shares of Common Stock, (equivalent to a price of $.9375 per share), subject to adjustment under certain conditions. As a result of the recent investment in the Company made by Special Situations Funds, the conversion rate has been adjusted as per the Stock Purchase Agreement to 4.0323 shares of Common Stock. The stock is convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at an annual rate of 12% in either additional preferred shares or in cash at the option of the Company. As of June 30, 2002, the Company had issued 425,152 additional shares of Series A covering the dividends payable as of June 1, 2002. On the fifth anniversary of the original issue date, the Company is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. During the three months ended June 30, 2002 and 2001, $333,802 and $299,208, respectively, related to the dividends expense had been recognized. During the six months ended June 30, 2002 and 2001, $660,747 and $470,166, respectively, related to the dividends expense had been recognized. As of June 30, 2002, approximately $115,943 in accrued dividends are included in the accompanying Balance Sheet.

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

Microsoft advanced Audible $1,500,000 in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. The Company allocated $50,000 of this advance to certain business development work that was recognized as a reduction of general and administrative expense in the nine month period ended June 30, 2001. The remaining $1,450,000 of this advance has been recognized as revenue on a straight-line basis beginning in the quarter ended September 30, 1999 through the initial term of the agreement, which ended in the second quarter of 2001. During the three months and six months ended June 30, 2001, $63,044 and $252,174, respectively, of this advance was recognized as other revenue. No revenue related to this transaction was recognized during the three and six months ended June 30, 2002.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(unaudited)

Audible will pay Microsoft a royalty on content licensed and distributed by Audible to each end user that accesses its content using the developed software. Royalties will be recognized during the period that the related content revenue is earned. Through June 30, 2002, Audible had not recognized any royalties under this agreement.

In April 1999, in connection with an amendment to the agreement with Microsoft, the Company issued to Microsoft a warrant which expires November 18, 2003 to purchase 100,000 shares of common stock at the IPO price of $9.00 per share. The fair value of this warrant was determined in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services” and was being amortized as an expense on a straight-line basis over the same period as the $1,450,000 advance described above. During the three and six months ended June 30, 2001, $22,396 and $89,611, respectively, was recorded as a production expense related to this warrant with the non-cash credit for services to additional paid-in capital. No expense related to this transaction was recognized during the three and six months ended June 30, 2002

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

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(unaudited)

The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the amended term of the service agreement using variable plan accounting for any unvested portion of shares. Under variable plan accounting, the compensation costs will vary each accounting period until the final measurement date. During the three months ended June 30, 2002 and 2001, $111,911 and $197,398, respectively, was recorded as a marketing expense related to this agreement with the non-cash credit for services to additional paid-in capital. During the six months ended June 30, 2002 and 2001, $237,636 and $564,599, respectively, was recorded as a marketing expense related to this agreement with the non-cash credit for services to additional paid-in capital.

(6)	Amazon Agreements

In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement the Company is the exclusive provider of digital spoken audio (as defined) to Amazon.com. On January 24, 2001, the Company signed Amendment No.1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. Under the amendment, the annual fee for Year 3 of the agreement is reduced from $10,000,000 to $1,500,000 and an additional fee of $1,000,000 is payable in Year 2 of the agreement. Also in connection with Amendment No.1, the Company issued 500,000 fully vested common stock warrants to Amazon.com at an exercise price of $1.50 per share, which are exercisable after January 31, 2002. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the remaining term of the agreement. During each of the three month periods ended June 30, 2002 and 2001, $43,200 was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital. During each of the six month periods ended June 30, 2002 and 2001, $86,400 was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital.

During the three-year term of this agreement, in consideration for certain services, Amazon will receive $22,500,000 (as amended) plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. Under the agreements, the consideration paid by Amazon for the purchase of the common stock, and the Company’s obligation for the annual fee for the first two years per the original Co-Branding, Marketing, and Distribution Agreement, which are identical amounts, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders’ equity, and was being amortized over the first two years of the agreement on a straight-line basis. Prior to Amendment No. 1, through January 2001, $10,000,000 had been amortized as a marketing expense related to the initial $20,000,000 of deferred services. Subsequent to Amendment No. 1, the unamortized payment for year 2 of $10,000,000 plus the additional $2,500,000 payment required under the amendment, or $12,500,000, is being

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(unaudited)

amortized on a straight-line basis over the remaining term of the agreement of 24 months. During each of the three months ended June 30, 2002 and 2001, $1,250,000 was recorded as a marketing expense, with the non-cash credit to deferred services. During the six months ended June 30, 2002 and 2001, $2,500,000 and $2,916,667, respectively, was recorded as a marketing expense, with the non-cash credit to deferred services.

During each of the three months ended June 30, 2002 and 2001, $312,500 was recorded as a marketing expense representing the straight-line amortization of the cash portion of payments due under this agreement. During the six months ended June 30, 2002 and 2001, $625,000 and $520,833, respectively, was recorded as a marketing expense representing the straight-line amortization of the cash portion of payments due under this agreement.

As of June 30, 2002, the $375,000 payment which was due as of January 30, 2002 as well as the $375,000 which was due on April 30, 2002 under this agreement, remain unpaid and are included in Accrued Expenses and Compensation in the accompanying Balance Sheet.

(7)	Random House Agreement

On May 5, 2000 Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint are being distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Audible is required to contribute $1,000,000 annually, or $4,000,000 in total, towards funding the acquisition and creation of digital audio titles through Random House Audible. This total contribution was being amortized over the 50-month term as a cost of content and services revenue. On March 26, 2002 the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total cash payments due under the agreement from $4,000,000 to $2,750,000. Through June 30, 2002, $1,250,000 of the revised $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004. On April 1, 2002, the Company’s Board of Directors authorized the amendment and the issuance of 1,250,000 shares of Series B Convertible Preferred Stock. At any time on or after March 26, 2004, subject to certain conditions, all outstanding shares of Series B Convertible Preferred Stock shall automatically convert to shares of common stock at the then effective conversion price.

The fair value of the Series B Convertible Preferred Stock issued was determined in accordance with EITF Issue No. 01-1. “Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash”. According, using the measure date of March 26, 2002, the fair value of the Series B stock issued was determined to be $1,137,500. On April 1, 2002 when the

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(unaudited)

Series B was issued, the Company recorded $547,500 (the difference between the fair value of the shares and the previously recognized accrued liability of $590,000) as deferred services, as a component of stockholders’ equity. During the three months ended June 30, 2002 and 2001, $ 227,499 and $240,000, respectively, was recorded as a cost of content and services revenue related to this agreement. During the six months ended June 30, 2002 and 2001, $467,499 and $480,000, respectively, was recorded as a cost of content and services revenue related to this agreement.

The original agreement further provides for Random House to be granted a warrant to purchase 878,333 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the 50-month term of the agreement. The warrants are accounted for using variable plan accounting whereby compensation costs will vary each accounting period until the final measurement date. During the three months ended June 30, 2002 and 2001, $98,929 and $110,689, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. During the six months ended June 30, 2002 and 2001, $189,302 and $312,016, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. Additionally, the agreement contains provisions for profit participation and bounties, among other items. Random House Audible is an imprint of Random House, Inc.’s Random House Audio Publishing Group division.

(8)	Related Party Transactions

On April 11, 2001, the Company amended the payment terms of the $50,000 note receivable due from stockholder due on March 27, 2001. The amendment requires semi-annual principal payments of at least $5,000 beginning July 15, 2001 until the note and all accrued interest is repaid. The note continues to bear interest at 5.42% annually. The principal balance of this note receivable as of June 30, 2002 was $45,000. The $5,000 payment due on January 15, 2002 is still outstanding.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2002 and 2001
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

The cases have been consolidated and have been assigned to the same judge who is handling virtually identical cases filed against hundreds of other companies that completed initial public offerings between 1998 and 2000. The Company and the individual defendants have been given an indefinite extension of time to respond to the complaints while the plaintiffs focus on pursuing their claims against the underwriters. The Company believes that the claims against it have no merit and, more specifically, contends that it and the individual defendants were not aware of the alleged practices, if they occurred. The Company and the individual defendants have notified the underwriters who were involved in the Company’s IPO that they expect those underwriters to indemnify them pursuant to the terms of the underwriting agreement between the Company and the underwriters. In July 2002, the Company and certain of its officers, directors and former directors, as well as the investment banking firms involved in the Company’s 1999 initial public offering moved to dismiss the litigation. Regardless of the ultimate outcome of the motions, the Company intends to vigorously defend itself and the individual defendants.

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

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(unaudited)

(11)	Nasdaq Listing Qualifications

On April 29, 2002, the Company received a Nasdaq Listing Qualifications letter advising the Company that its stock had closed below the $1.00 per share requirement for the last 30 consecutive trading days. Accordingly, the Company was granted a 90 calendar day grace period to regain compliance with the $1.00 per share minimum price.

Effective August 6, 2002, the Company stock has been approved by Nasdaq to move from the National Market to the Small Cap Market. The immediate impact of the move will be that the 90 calendar day $1.00 per share price minimum grace period will be automatically extended an additional 90 days or though October 28, 2002. Furthermore, if the Company is in compliance with the Small Cap initial listing criteria under Marketplace Rule 4310(c)(2)(A) as of October 28, 2002, the Company will be afforded an additional 180-day grace period to demonstrate compliance with the $1.00 minimum bid price. If the Company fails to demonstrate compliance with the $1.00 per share minimum bid price, its shares will be subject to delisting.

If the Company’s common stock is de-listed from the Nasdaq Small Cap Market, the Company expects that its common stock would trade on The National Association of Securities Dealers, Inc. (NASD’s) OTC Bulletin Board. Such alternative trading markets are generally considered less efficient than the Nasdaq National Market.

Consequently, selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

Such de-listing from the Nasdaq Small Cap Market or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and significantly increase the ownership dilution to stockholders caused by our issuing equity. The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price could result in the need for us to issue a greater number of shares to raise a given amount of funding.

In addition, if our common stock is not listed on the Nasdaq Market, we may become subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. Moreover, investors may be less interested in purchasing low-priced securities because the brokerage commissions, as a percentage of the total transaction value, tend to be higher for such securities, and some investment funds will not invest in low-priced securities (other than those which focus on small-capitalization companies or low-priced securities).

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

Overview

       We are the leading provider of premium spoken audio content, such as audio versions of books and newspapers and radio programs, that is delivered over the Internet and can be streamed, burned to CD or played back on personal computers and hand-held electronic devices that have digital audio capabilities. The Audible service allows consumers to purchase and download our content from our Web site at www.audible.com(TM). We offer customers the opportunity to subscribe to AudibleListener, a monthly audio service. For a fixed monthly fee, AudibleListener customers may download their choice of programs from our Web site. More than 32,000 hours of audio content, much of which is only available in digital audio format at www.audible.com, is currently available on our Web site. We also sell at our web site our own digital audio player under the brand name of Otis, which is manufactured to our specifications in Korea. Customers can also access content products sold by Audible through www.amazon.com. Several manufacturers, including Apple, Hewlett-Packard, Compaq Computer Corporation, Sony Electronics, Handspring, Casio Inc., Franklin Electronic Publishers, Digisette, LLC., and SONICblue Incorporated’s Rio Audio Group, have agreed to support and promote the playback of our content on their hand-held electronic devices by including our Audible software on their devices.

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

       Revenue from the sale of consumer content has increased in each of the last four quarters. We expect this trend to continue as we expand our customer base. As of June 30, 2002, more than 161,000 customers in over 100 countries had purchased content from our Web site.

       Hardware revenue represents revenue from the sale of AudibleReady hand-held electronic devices, primarily the Audible Otis. During the three months ended June 30, 2002, hardware revenue accounted for 9% of our total revenue. Hand-held electronic devices are sold from www.audible.com at a deep discount from normal retail price, when a customer enrolls in AudibleListener for at least a 12-month period.

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

       The majority of our bulk content revenue was a result of barter transactions in which we exchanged bulk content for advertising. Revenue from barter transactions is recognized based on the fair value of consideration surrendered or received, whichever is more readily determinable. Advertising received under barter arrangements is recognized in the period the advertising is broadcasted.

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

       We are party to several joint marketing agreements with device and media storage manufacturers such as Apple, Casio, Compaq, SONICblue Incorporated’s Rio Audio Group, Fuji Film and Hewlett-Packard. Under these agreements, device manufacturers may receive a portion of the content revenue generated over a specified period of time from each new Audible customer referred by them through the purchase of a hand-held electronic device. For example, a purchaser of Compaq’s hand-held electronic device will be able to use the device and our AudibleManager software to access audible.com and download content. Compaq will receive a percentage of the revenue related to content downloaded by this purchaser. These revenue sharing arrangements typically last one or two years from the date the device user becomes an Audible customer.

       In January 2000, the Company entered into two agreements with Amazon.com. The Company is the exclusive provider of digital spoken audio to Amazon.com, as defined in the Co-Branding, Marketing and Distribution Agreement, as amended. During the three-year term of this agreement, in consideration for certain services, Amazon is entitled to $22,500,000 plus a specified percentage of revenue earned over a threshold amount in addition to common stock warrants. Under the Securities Purchase Agreement dated January 30, 2000, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. The first $20,000,000 in payments due to Amazon.com under the amended Co-Branding, Marketing and Distribution Agreement, were offset against the $20,000,000 in consideration due to Audible for the purchase of common stock and no cash was exchanged. Of the remaining $2,500,000 due in cash to Amazon.com under the agreement, $1,000,000 has been paid through June 30, 2002 with the remaining $1,500,000 due in 2002, which includes a $375,000 unpaid payment which was due on January 30, 2002 as well as a $375,000 unpaid payment which was due on April 30, 2002.

       In May 2000, the Company entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement with Random House to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint will be distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Over the term of the agreement Audible will be contributing towards funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment the Company on April 1, 2002, issued 1,250,000 shares of Series B Convertible Preferred Stock. Through June 30, 2002, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004.

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

Results of Operations

       The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001
	(unaudited)		(unaudited)

Revenue:
Content and services
Consumer content	89%	58%	84%	49%
Services	2	11	4	13
Bulk content	–	15	–	11

Total content and services	91	84	88	73
Hardware	8	12	11	20
Other	1	4	1	7

Total revenue	100%	100%	100%	100%

Operating expenses:
Cost of content and services revenue	42	65	40	63
Cost of hardware revenue	29	39	28	42
Production expenses	32	85	36	81
Development	20	62	20	51
Sales and marketing	117	197	118	185
General and administrative	33	69	35	66

Total operating expenses	273	518	277	489

Loss from operations.	(173)	(418)	(177)	(389)

Other income, net	(1)	(9)	(1)	(10)

Net Loss	(172)	(409)	(176)	(379)

Accrued dividends on redeemable preferred stock	12	15	12	11)

Net loss applicable to common stockholders	(184)%	(424)%	(188)%	(390)%

Three months ended June 30, 2002 compared to three months ended June 30, 2001.

       Total revenue, net.     Total revenue, net for the three months ended June 30, 2002 was $2,743,000, as compared to $1,979,000 for the three months ended June 30, 2001, an increase of $764,000, or 39%.

       Total content and services revenue.     Total content and services revenue for the three months ended June 30, 2002 was $2,490,000, as compared to $1,670,000 for the three months ended June 30, 2001, an increase of $820,000, or 49%.

       Consumer content.     Consumer content revenue for the three months ended June 30, 2002 was $2,429,000, as compared to $1,143,000 for the three months ended June 30, 2001, an increase of $1,286,000, or 112%. This increase was primarily the result of our customer base growing from 87,000 to over 161,000 customers.

       Services.     Services revenue for the three months ended June 30, 2002 was $61,000, as compared to $226,000 for the three months ended June 30, 2001, a decrease of $165,000, or 73%. This decrease was primarily the result of fewer corporate customers subscribing to the Audible service.

       Bulk content.     Bulk content revenue for the three months ended June 30, 2001 consisted of a bartered bulk content sale of $300,000. There were no bulk content sales during the three months ended June 30, 2002.

       Hardware.     Hardware revenue for the three months ended June 30, 2002 was $237,000, as compared to $235,000 for the three months ended June 30, 2001, an increase of $2,000, or 1%. Hardware revenue remained virtually flat as the impact of selling more AudibleReady hand-held electronic devices in the period, primarily the Audible Otis, was offset by these additional devices being sold at a deeper discount when the customer signed up for at least a one year commitment to AudibleListener Membership.

       Other.     Other revenue for the three months ended June 30, 2002, was $16,000, as compared to $74,000 for the three months ended June 30, 2001. Other revenue decreased as a result of the end of the amortization in April 2001 of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content. Other revenue for the three months ended June 30, 2002 consisted of royalties earned from a license granted for certain technology rights to a device manufacturer.

       Operating expenses.

       Cost of content and services revenue.     Cost of content and services revenue was $1,153,000, or 46% of content and services revenue, for the three months ended June 30, 2002, as compared to $1,293,000, or 78% of content and services revenue, for the three months ended June 30, 2001. Included in cost of content and services revenue for the three month period ended June 30, 2001, was a charge of $199,000 to reflect the net realizable value of royalty advances. There was no such adjustment necessary in the three month period ended June 30, 2002. Cost of content and services revenue as a percentage of content and services revenue decreased in the 2002 period due to the reduction in the fixed content and services revenue costs such as amortization of royalty advances as the advances become fully expensed.

       Cost of hardware revenue.     Cost of hardware revenue was $785,000, or 331% of hardware revenue, for the three months ended June 30, 2002, as compared to $779,000, or 331% of hardware revenue, for the three months ended June 30, 2001. This cost remained virtually flat even though we sold more hand-held electronic devices in the 2002 period versus the 2001 period. This was primarily due to reduced costs in acquiring hand-held electronic devices, particularly the Audible Otis, in the 2002 period.

       Production expenses.     Production expenses were $889,000 for the three months ended June 30, 2002, as compared to $1,684,000 for the three months ended June 30, 2001, a decrease of $795,000, or 47%. This decrease was primarily due to a reduction in personnel costs and reduced outside services as a result of our streamlining initiative of July 23, 2001.

       Development.     Development costs were $554,000 for the three months ended June 30, 2002, as compared to $1,236,000 for the three months ended June 30, 2001, a decrease of $682,000, or 55%. This decrease was primarily due to reduction in outside consultants as well as reduced personnel cost as a result of our streamlining initiative of July 23, 2001.

       Sales and marketing.     Sales and marketing expenses were $3,209,000 for the three months ended June 30, 2002, as compared to $3,902,000 for the three months ended June 30, 2001, a decrease of $693,000, or 18%. This decrease was primarily due to reduction in certain marketing expenses, such as tradeshow expenses as well as reduced personnel cost.

       General and administrative.     General and administrative expense was $893,000 for the three months ended June 30, 2002, as compared to $1,367,000 for the three months ended June 30, 2001, a decrease of $474,000, or 35%. This decrease was primarily due to a reduction in personnel costs and reduced professional fees as a result of our streamlining initiative of July 23, 2001.

       Other income, net.     Other income, net in both periods consisted of interest income offset by interest expense. Interest income was $30,000 for the three months ended June 30, 2002, as compared to $192,000 for the three months ended June 30, 2001, a decrease of $162,000. This decrease was primarily due to less interest income being earned from lower cash and cash equivalent and short-term investment balances available. No interest expense was recognized for the three months ended June 30, 2002, as compared to $9,000 for the three months ended June 30, 2001. This decrease was the result of the expiration of the capital leases entered into for capital equipment.

       Accrued dividends on redeemable preferred stock.     Accrued dividends on redeemable preferred stock was $334,000 for the three months ended June 30, 2002 as compared to $299,000 for the three months ended June 30, 2001. This increase was due to the additional shares of Audible Series A Redeemable Convertible Preferred Stock outstanding in the 2002 period.

Six months ended June 30, 2002 compared to six months ended June 30, 2001.

       Total revenue, net.     Total revenue, net for the six months ended June 30, 2002 was $5,291,000, as compared to $4,109,000 for the six months ended June 30, 2001, an increase of $1,182,000, or 29%.

       Total content and services revenue.     Total content and services revenue for the six months ended June 30, 2002 was $4,676,000, as compared to $2,990,000 for the six months ended June 30, 2001, an increase of $1,686,000, or 56%.

       Consumer content.     Consumer content revenue for the six months ended June 30, 2002 was $4,440,000, as compared to $2,025,000 for the six months ended June 30, 2001, an increase of $2,415,000, or 119%. This increase was primarily the result of our increased customer base.

       Services.     Services revenue for the six months ended June 30, 2002 was $236,000, as compared to $515,000 for the six months ended June 30, 2001, a decrease of $279,000, or 54%. This decrease was primarily the result of fewer corporate customers subscribing to the Audible service.

       Bulk content.     Bulk content revenue for the six months ended June 30, 2001 consisted of one cash bulk content sale of $150,000 and one bartered bulk content sale of $300,000. There were no bulk content sales during the six months ended June 30, 2002.

       Hardware.     Hardware revenue for the six months ended June 30, 2002 was $583,000, as compared to $837,000 for the six months ended June 30, 2001, a decrease of $254,000, or 30%. Hardware revenue decreased as a result of selling more AudibleReady hand-held electronic devices in the period, primarily the Audible Otis, at a deeper discount when the customer signed up for at least a one year commitment to AudibleListener Membership.

       Other.     Other revenue for the six months ended June 30, 2002, was $32,000, as compared to $282,000 for the six months ended June 30, 2001. Other revenue decreased as a result of the end of the amortization in April 2001 of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content. Other revenue for the six months ended June 30, 2002 consisted of royalties earned from a license granted for certain technology rights to a device manufacturer.

       Operating expenses.

       Cost of content and services revenue.     Cost of content and services revenue was $2,120,000, or 45% of content and services revenue, for the six months ended June 30, 2002, as compared to $2,597,000, or 87% of content and services revenue, for the six months ended June 30, 2001. Included in cost of content and services revenue for the six month period ended June 30, 2001, was a charge of $405,000 to reflect the net realizable value of royalty advances. There was no such adjustment necessary in the six month period ended June 30, 2002. Cost of content and services revenue as a percentage of content and services revenue decreased in the 2002 period due to the reduction in the fixed content and services revenue costs such as amortization of royalty advances as the advances become fully expensed.

       Cost of hardware revenue.     Cost of hardware revenue was $1,449,000, or 249% of hardware revenue, for the six months ended June 30, 2002, as compared to $1,742,000, or 208% of hardware revenue, for the six months ended June 30, 2001. This decrease was primarily due to reduced costs in acquiring hand-held electronic devices in the 2002 versus the 2001 period. Cost of hardware revenue as a percentage of hardware revenue increased as we sold these hand-held electronic devices at a deeper discount from normal retail price in the 2002 period than in the 2001 period, when a customer enrolled in AudibleListener for at least a 12-month period.

       Production expenses.     Production expenses were $1,917,000 for the six months ended June 30, 2002, as compared to $3,342,000 for the six months ended June 30, 2001, a decrease of $1,425,000, or 43%. This decrease was primarily due to a reduction in personnel costs and reduced outside services as a result of our streamlining initiative of July 23, 2001.

       Development.     Development costs were $1,076,000 for the six months ended June 30, 2002, as compared to $2,116,000 for the six months ended June 30, 2001, a decrease of $1,040,000, or 49%. This decrease was primarily due to reduction in outside consultants as well as reduced personnel cost as a result of our streamlining initiative of July 23, 2001.

       Sales and marketing.     Sales and marketing expenses were $6,249,000 for the six months ended June 30, 2002, as compared to $7,598,000 for the six months ended June 30, 2001, a decrease of $1,349,000, or 18%. This decrease was due to a reduction in certain advertising costs such as tradeshow expenses, warrant charges in connection with a services agreement, reduced personnel costs as well as expenses recognized in connection with our Co-Branding, Marketing and Distribution Agreement with Amazon.com.

       General and administrative.     General and administrative expense was $1,845,000 for the six months ended June 30, 2002, as compared to $2,706,000 for the six months ended June 30, 2001, a decrease of $861,000, or 32%. This decrease was primarily due to a reduction in personnel costs and reduced professional fees as a result of our streamlining initiative of July 23, 2001.

       Other income, net.     Other income, net in both periods consisted of interest income and interest expense. Interest income was $59,000 for the six months ended June 30, 2002, as compared to $428,000 for the six months ended June 30, 2001, a decrease of $369,000. This decrease was primarily due to less interest income being earned from lower cash and cash equivalent and short-term investment balances available. No interest expense was recognized for the six months ended June 30, 2002, as compared to $10,000 for the six months ended June 30, 2001. This decrease was the result of the expiration of the capital leases entered into for capital equipment.

       Accrued dividends on redeemable preferred stock.     Accrued dividends on redeemable preferred stock was $661,000 for the six months ended June 30, 2002 as compared to $470,000 for the six months ended June 30, 2001. This increase was due to the 12% dividends payable to Microsoft as a result of Microsoft’s purchase of 2,666,666 shares of Audible Series A Redeemable Convertible Preferred Stock in February 2002 as well as additional shares being outstanding in the 2002 period as the Company had elected to pay dividends due by issuing additional stock rather than by cash.

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

       We have incurred significant losses since inception, and as of June 30, 2002, we had an accumulated deficit of approximately $103,161,000. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in sales and marketing, content acquisition and production over the next several quarters to the extent available cash allows.

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

       At June 30, 2002, our principal source of liquidity was approximately $6,788,000 in cash and cash equivalents.

       At June 30, 2002, our principal commitments consisted of obligations for operating lease commitments, dividends payable to Microsoft in connection with the sale of Series A Redeemable Convertible Preferred Stock, contractual commitments with content providers, revenue sharing commitments pursuant to agreements with device manufacturers, and commitments under our agreements with Amazon.com and Random House.

       Net cash used in operating activities for the six months ended June 30, 2002 was $3,892,000. Net cash used during the period was primarily attributable to our net loss and a decrease in advances, offset in part by services rendered for common stock and warrants, services rendered for preferred stock, depreciation and amortization and a decrease in inventory. Net cash used in operating activities for the six months ended June 30, 2001 was $10,220,000. Net cash used during the period was primarily attributable to our net loss and a decrease in royalty obligations and advances, offset in part by services rendered for common stock and warrants, depreciation and amortization and a decrease in inventory.

       Net cash used in investing activities for the six months ended June 30, 2002 was $118,000. Net cash used during the period was related to purchases of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2001 was $1,275,000. Net cash provided during the period was primarily related to redemptions of short-term investments offset in part by cash used to purchase property and equipment.

       Net cash provided by financing activities for the six months ended June 30, 2002 was $3,170,000 resulting primarily from the investment in the Company by Special Situations Funds of $3,159,000, net of direct costs, and the exercise of common stock options by an employee. Net cash provided by financing activities for the six months ended June 30, 2001 was $10,012,000 resulting primarily from the sale of Series A Redeemable Convertible Preferred Stock to Microsoft and payments received on notes due from shareholders for common stock, offset in part by capital lease payments.

       Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance, as well as the waiver of cash payments of $1,250,000 due to Random House in exchange for preferred stock, will enable us to meet our anticipated cash requirements for operations and capital expenditures through 2002. In the first quarter of 2003, we expect that additional cash will be required to fund the business and finance our continued growth. However, any projection of future revenues is subject to a level of uncertainty. If planned revenues are insufficient to satisfy our liquidity requirements in 2002, we will need to raise additional funds through public or private financing or other arrangements earlier than expected. No assurance can be given that such additional financing, when needed, will be available on terms favorable to us or to our stockholders, if at all, and that such financing would not be antidilutive to our stockholders.

New Accounting Standards

       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141), and Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

           The cases have been consolidated and have been assigned to the same judge who is handling virtually identical cases filed against hundreds of other companies that completed initial public offerings between 1998 and 2000. The Company and the individual defendants have been given an indefinite extension of time to respond to the complaints while the plaintiffs focus on pursuing their claims against the underwriters. The Company believes that the claims against it have no merit and, more specifically, contends that it and the individual defendants were not aware of the alleged practices, if they occurred. The Company and the individual defendants have notified the underwriters who were involved in the Company’s IPO that they expect those underwriters to indemnify them pursuant to the terms of the underwriting agreement between the Company and the underwriters. In July 2002, the Company and certain of its officers, directors and former directors, as well as the investment banking firms involved in the Company’s 1999 initial public offering moved to dismiss the litigation. Regardless of the ultimate outcome of the motions, the Company intends to vigorously defend itself and the individual defendants.

ITEM 2.    Changes in Securities and Use of Proceeds

       Recent Sales of Unregistered Securities

           On April 11, 2002, the Company issued 1,250,000 shares of Series B Convertible Preferred Stock to Random House in exchange for the $1,250,000 cash payment due in 2002. The Series B shares automatically convert to common shares at the then effective conversion price on or after March 26, 2004. The securities were offered and sold by the Company in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

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

       During the three months ended June 30, 2002, we invested $1,700,000 of our funds in accordance with the use of proceeds in our Registration Statement Form S-1. As of June 30, 2002, we have $6,788,000 in remaining funds, which includes in part the $10,000,000 received from Microsoft in February 2001 related to the sale of Series A Redeemable Convertible Preferred Stock, and the $3,159,000 net of direct costs received from the Special Situations Funs investment in our Company. These remaining fund are currently in cash or cash equivalents. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent or more of any class of our equity securities.

ITEM 3.        Defaults Upon Senior Securities

      Inapplicable

ITEM 4.        Submission of Matters to Vote of Security Holders

            (a)  The Company held its Annual Meeting of Stockholders on May 30, 2002 (the “Annual Meeting”).

            (b)  n/a

            (c)  The following matters were voted upon at the Annual Meeting:

(i) To elect three directors to serve until the 2005 annual meeting of stockholders, and until their successors are elected and duly qualified, with 71.9% of the Common Stock present and voting at the meeting voting for Messrs. Brass and Knowlton as follows:

Nominee	For	Against or Withheld

Donald R. Katz	22,209,908	44,483
Richard Sarnoff	22,209,908	44,483
Andrew P. Kaplan	22,209,908	44,483

                       (ii) To ratify the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2002 was ratified by 71.9% of the shares of Common Stock present and voting at the meeting. (Votes for: 22,149,056; votes against or withheld: 19,505; abstain 85,730.)

ITEM 5.        Other Information

           On April 29, 2002, the Company received a Nasdaq Listing Qualifications letter advising the Company that its stock had closed below the $1.00 per share requirement for the last 30 consecutive trading days. Accordingly, the Company was granted a 90 calendar day grace period to regain compliance with the $1.00 per share minimum price.

           Effective August 6, 2002, the Company stock has been approved by Nasdaq to move from the National Market to the Small Cap Market. The immediate impact of the move will be that the 90 calendar day $1.00 per share price minimum grace period will be automatically extended an additional 90 days or though October 28, 2002. Furthermore, if the Company is in compliance with the Small Cap initial listing criteria under Marketplace Rule 4310(c)(2)(A) as of October 28, 2002, the Company will be afforded an additional 180-day grace period to demonstrate compliance with the $1.00 minimum bid price. If the Company fails to demonstrate compliance with the $1.00 per share minimum bid price, its shares will be subject to delisting.

           If the Company’s common stock is de-listed from the Nasdaq Small Cap Market, the Company expects that its common stock would trade on The National Association of Securities Dealers, Inc. (NASD’s) OTC Bulletin Board. Such alternative trading markets are generally considered less efficient than the Nasdaq National Market.

           Consequently, selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

           Such de-listing from the Nasdaq Small Cap Market or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and significantly increase the ownership dilution to stockholders caused by our issuing equity. The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price could result in the need for us to issue a greater number of shares to raise a given amount of funding.

           In addition, if our common stock is not listed on the Nasdaq Market, we may become subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. Moreover, investors may be less interested in purchasing low-priced securities because the brokerage commissions, as a percentage of the total transaction value, tend to be higher for such securities, and some investment funds will not invest in low-priced securities (other than those which focus on small-capitalization companies or low-priced securities).

ITEM 6.        Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1*	Amended and Restated Certificate of Incorporation of Audible

	3.1.1***	Certificate of Designation of Designations, Limitations, Restrictions And Relative Rights of the Series A Convertible Preferred Stock of Audible, Inc.

	3.1.2 !	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

	3.1.3	Certificate of Designation of Designations, Limitations, Restrictions And Relative Rights of the Series B Convertible Preferred Stock of Audible, Inc.

	3.2*	Amended and Restated Bylaws of Audible

	10.1+*	License Agreement dated November 4, 1998, by and between Microsoft Corporation and Audible

	10.2+*	Digital Rights Management Agreement dated November 4, 1998, between Microsoft Corporation and Audible

	10.3+*	Development Agreement dated November 12, 1998, by and between RealNetworks, Inc. and Audible

	10.4*	RealMedia Architecture Partner Program Internet Agreement dated November 12, 1998, between RealNetworks, Inc. and Audible

	10.5*	Master Lease Agreement dated November 19, 1996, by and between Comdisco, Inc. as lessor, and Audible as lessee

	10.5.1*	Addendum to Master Lease Agreement dated November 20, 1996, by and between Comdisco, Inc., as lessor, and Audible, as lessee (relating to Exhibit 10.5)

	10.8*	Loan and Security Agreement dated April 6, 1998, by and between Silicon Valley Bank, as lender,

and Audible, as borrower, for a revolving line of credit of up to $1,000,000

10.10*	Security and Loan Agreement dated November 20, 1996, between Audible, as borrower, and Imperial Bank, as lender, for up to $500,000

10.14*	Amended and Restated Registration Rights Agreement dated February 26, 1998, by and among Audible and certain stockholders named therein

10.14.1*	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated December 18, 1998 (relating to Exhibit 10.14)

10.14.2*	Amendment No. 2 to Amended and Restated Registration Rights Agreement dated June 17, 1999 (relating to Exhibit 10.14)

10.15*	1999 Stock Incentive Plan

10.16*	Form of Common Stock Warrants issued June 30, 1997 by Audible to various investors in connection with the Series C preferred stock financing

10.17*	Form of Stock Restriction Agreement by and between Audible and the Named Executive Officers made in connection with various purchases and sales of shares of restricted common stock

10.18*	Form of Promissory Note made by the Named Executive Officers in favor of Audible in connection with various purchases and sales of shares of restricted common stock

10.19*	Office Lease dated September 20, 1997, by and between Audible, as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in-common, as landlord

10.20*	Sublease Agreement dated July 19, 1996, by and between Audible, as sublessee, and Painewebber Incorporated, as sublessor

10.21+*	Agreement dated April 3, 1999 by and between Audible and Diamond Multimedia Systems, Inc.

10.22*	Common Stock Purchase Warrant, issued April 22, 1999, to Microsoft Corporation

10.23*	Employment Offer Letter from Audible to Guy Story dated September 10, 1996

10.24*	Employment Offer Letter from Audible to Brian Fielding dated April 25, 1997

10.25	Omitted.

10.26*	Employment Offer Letter from Audible to Andrew Kaplan dated May 25, 1999

10.27	Omitted.

10.28**	Warrant Agreement to purchase 10,000 shares of Common Stock at a price of $7.65 per share, dated October 8, 1999, issued by Audible to National Public Radio, Inc.

10.29*	Common Stock Purchase Warrant, W-1, issued June 17, 1999, to Robin Williams

10.30*	Common Stock Purchase Warrant, W-2, issued June 17, 1999, to Robin Williams

10.30.1##	Amendment No. 1 to Common Stock Purchase Warrant, W-2, issued January 25, 2001, to Robin Williams (relating to Exhibit 10.30)

10.31++#	Securities Purchase Agreement dated January 30, 2001, by and between Audible and Amazon.com Commerce Services, Inc.

10.32++#	Co-Branding, Marketing and Distribution Agreement dated January 30, 2001, by and between Audible and Amazon.com Commerce Services, Inc.

10.33***	Series A Convertible Preferred Stock Purchase Agreement by and between Audible Inc. and Microsoft Corporation dated as of February 8, 2001.

10.34++!	Amendment No. 1 to Co-Branding, Marketing and Distribution Agreement dated as of January 24, 2001 by and between Amazon.com Commerce Services, Inc. and Audible (relating to Exhibit 10.32)

10.35!	Securities Purchase Agreement dated January 25, 2002 by and between Audible Inc., and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.

10.36!	Registration Rights Agreement dated January 25, 2002 by and between Audible Inc., and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.

10.37!	Form of Common Stock Warrant issued in connection with the sale of common stock to Special Situation Funds.

	*	Incorporated by reference from the Company’s Registration Statement on Form S-1 (No. 333-76985)

	**	Incorporated by reference from the Company’s Form 10K/A for the fiscal year ended December 31, 1999

	***	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2000.

	#	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2000

	##	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2001

	###	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2001

	!	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2001.

	+	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 406 of the Securities Act of 1933.

	++	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K

None.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIBLE, INC.

By:	/s/Andrew P. Kaplan

Name:	Andrew P. Kaplan
Title:	Chief Financial Officer and
Executive Vice President, Finance and Administration

Dated:   August 13, 2002