Form 10-Q
period 2002-09-30
AUDIBLE INC
filed 2002-11-13
CIK 1077926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One) [ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

     As of November 13, 2002, 31,627,869 shares of common stock (“Common Stock”) of the Registrant were outstanding.

AUDIBLE, INC.

INDEX

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

AUDIBLE, INC.
CONDENSED BALANCE SHEETS

	September 30, 2002	December 31, 2001

Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,670,017	$7,627,802
Accounts receivable, net	227,710	153,122
Royalty advances	93,000	56,682
Prepaid expenses and other current assets	519,359	661,192
Inventory	398,719	449,220
Note receivable due from stockholder, current	—	10,000

Total current assets	4,908,805	8,958,018
Property and equipment, net	923,059	1,990,670
Note receivable due from stockholder, non current	—	35,000
Other assets	90,805	15,805

Total assets	$5,922,669	$10,999,493

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,215,191	$1,519,586
Accrued expenses and compensation	2,812,890	2,345,288
Royalty obligations, current	645,500	896,950
Advances, current	390,571	517,813
Accrued dividends on redeemable convertible preferred stock	470,138	730,612

Total current liabilities	5,534,290	6,010,249
Deferred cash compensation	90,550	93,550
Royalty obligations, non current	45,000	48,500
Advances, non current	34,031	77,780
Redeemable convertible preferred stock;
Series A, par value $.01, 4,500,000 shares authorized, 3,091,818 and 2,751,707 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	11,594,318	10,318,902
Commitments and contingencies (see note 9)
Stockholders’ deficit:
Common stock, par value $.01. 75,000,000 shares authorized and 31,627,869 shares issued at September 30, 2002; 50,000,000 shares authorized and 27,546,989 issued at December 31, 2001	316,279	275,470
Additional paid-in capital	97,696,784	93,728,564
Deferred compensation and services	(2,006,935)	(5,884,267)
Notes due from stockholders for common stock	(289,545)	(294,456)
Convertible preferred stock;
Series B, par value $.01, 1,250,000 shares authorized, 1,250,000 and no shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	1,137,500	—
Treasury stock at cost: 689,225 and 676,725 shares of common stock at September 30, 2002 and December 31, 2001, respectively	(184,740)	(179,990)
Accumulated deficit	(108,044,863)	(93,194,809)

Total stockholders’ deficit	(11,375,520)	(5,549,488)

Total liabilities and stockholders’ deficit	$5,922,669	$10,999,493

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue, net:
Content and services
Consumer content	$3,002,039	$1,398,379	$7,442,070	$3,423,775
Services	64,316	120,566	299,942	635,375
Bulk content	—	485,048	—	935,048

Total content and services	3,066,355	2,003,993	7,742,012	4,994,198
Hardware	152,243	140,044	734,877	1,093,387
Other	68,709	16,895	100,961	298,715

Total revenue, net	3,287,307	2,160,932	8,577,850	6,386,300

Operating expenses:
Cost of content and services revenue	1,475,558	1,162,221	3,596,012	3,759,330
Cost of hardware revenue	604,644	451,958	2,053,196	2,193,462
Production expenses	1,029,185	1,235,676	2,946,614	4,577,708
Development	702,463	736,251	1,778,349	2,851,772
Sales and marketing	3,016,255	3,436,519	9,264,769	11,151,068
General and administrative	1,005,892	1,179,426	2,850,421	3,885,741

Total operating expenses	7,833,997	8,202,051	22,489,361	28,419,081

Loss from operations	(4,546,690)	(6,041,119)	(13,911,511)	(22,032,781)
Other income, net	17,134	100,525	76,399	519,266

Net loss	(4,529,556)	(5,940,594)	(13,835,112)	(21,513,515)
Accrued dividends on redeemable preferred stock	(354,195)	(302,496)	(1,014,942)	(772,662)

Net loss applicable to common stockholders	$(4,883,751)	$(6,243,090)	$(14,850,054)	$(22,286,177)

Basic and diluted net loss per common share	$(0.16)	$(0.23)	$(0.49)	$(0.83)

Weighted average shares outstanding	30,947,340	26,885,820	30,352,908	26,933,436

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine months Ended
	September 30,

	2002	2001

	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(13,835,112)	$(21,513,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,212,744	1,360,813
Services rendered for common stock and warrants	4,594,223	5,530,944
Services rendered for preferred stock	454,998	—
Non-cash compensation charge	219,834	260,097
Non-cash bonus in satisfaction of note receivable due from stockholder	40,250	—
Deferred cash compensation	(3,000)	(113,540)
Non-cash barter revenue	—	(285,048)
Changes in assets and liabilities:
Interest receivable on short-term investments	1,260	98,078
Accounts receivable, net	(74,588)	(170,293)
Royalty advances	(36,318)	661,755
Prepaid expenses and other current assets	140,573	97,496
Inventory	50,501	(220,117)
Other assets	(75,000)	21,705
Accounts payable	(304,395)	(436,664)
Accrued expenses and compensation	1,057,602	(381,750)
Royalty obligations	(254,950)	(320,250)
Advances	(170,991)	(78,826)

Net cash used in operating activities	(6,982,369)	(15,489,115)

Cash flows from investing activities:
Purchases of property and equipment	(145,133)	(983,419)
Redemptions of short-term investments, net	—	1,957,734
Payments received on note receivable due from stockholder	—	5,000

Net cash (used in) provided by investing activities	(145,133)	979,315

Cash flows from financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock	—	10,000,000
Proceeds from sale of common stock, net	3,159,250	—
Proceeds from exercise of common stock options	5,556	—
Payments received on notes due from stockholders for common stock	4,911	63,082
Payment of principal on obligations under capital leases	—	(47,187)
Cash paid for purchase of treasury stock	—	(5,767)

Net cash provided by financing activities	3,169,717	10,010,128

Decrease in cash and cash equivalents	(3,957,785)	(4,499,672)
Cash and cash equivalents at beginning of period	7,627,802	14,149,027

Cash and cash equivalents at end of period	$3,670,017	$9,649,355

Non cash investing and financing activities:
Common stock received as payment on note receivable	$4,750	—

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

(1) Summary of Significant Accounting Policies

     Basis of Presentation

The accompanying condensed financial statements as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, from the Company’s Annual Report on Form 10-K.

     Barter Arrangements

In the three and nine months ended September 30, 2001, $485,048 and $785,048, respectively, of our bulk content revenue was the result of barter transactions in which we exchanged bulk content for advertising or prepaid advertising. Revenue from barter transactions is recognized based on the fair value of the consideration surrendered or received, whichever is more readily determinable in accordance with Accounting Principles Board (APB) No. 29, “Accounting for Nonmonetary Transactions”. Advertising received under barter arrangements is recognized in the period the advertising is broadcasted. As of September 30, 2002, all of the acquired advertising related to these barter agreements had been expensed. There were no bulk content barter transactions in the three and nine months ended September 30, 2002.

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

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

Diluted net loss per common share for the three and nine months ended September 30, 2002 does not include the effects of outstanding options to purchase 7,372,150 shares of common stock; warrants outstanding to purchase 3,505,271 shares of common stock; 12,467,138 shares of common stock on conversion of outstanding Series A Redeemable Convertible Preferred Stock (“Series A”); and 1,250,000 shares of common stock on conversion of outstanding Series B Convertible Preferred Stock (“Series B”), as the effect of their inclusion is antidilutive during the periods. Diluted net loss per common share for the three and nine months ended September 30, 2001 does not include the effects of outstanding options to purchase 6,084,400 shares of common stock, outstanding warrants to purchase 2,390,654 shares of common stock, and 10,666,664 shares of common stock on conversion of outstanding Series A as the effect of their inclusion is antidilutive during the periods.

(2) Stockholders’ Equity

     Common Stock

In March 1999, the Company issued 229,500 shares of common stock to employees at a price less than the fair value of the stock at the time of issuance. These shares, which are subject to vesting over four years, were paid for by full recourse promissory notes executed by the employees. The difference between the fair value and the issue price of these common shares of $907,214 was recorded as deferred compensation, a component of stockholders’ equity, and is being amortized as an expense straight-line over the vesting term. When employees have left the Company, the remaining unexpensed deferred compensation has been reversed against additional paid-in-capital.

In February 2000, the Company offered 100,000 common shares to its new Chief Executive Officer in connection with his offer of employment at five dollars per share less than the fair value of the stock. The Company recorded $500,000 as deferred compensation in February 2000 and was recording the compensation expense straight-line over the vesting term. The offer to purchase these shares was rescinded in August 2000, and the CEO did not purchase any of the offered shares. In August 2000, the Company issued to its CEO 500,000 stock options at an exercise price equal to the fair value of the common stock at the time of issuance. The Company was recording the original compensation expense over the vesting term of the new option grant, and was accounting for 100,000 of the 500,000 newly issued options as replacement options using variable accounting by adjusting the compensation expense associated with these 100,000 options based on the closing price of the Company’s common stock in accordance with FASB Interpretation No. 44 (FIN 44) “Accounting for Certain Transactions involving Stock Compensation – an Interpretation of APB Opinion No. 25”. In July 2001, as a result of the CEO no longer being employed by the Company, the Company stopped recording any further expense related to these options and reversed the remaining unexpensed deferred compensation against additional paid-in-capital.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

In March 2000, the Company issued 370,000 options to purchase shares of common stock to employees at $1.00 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over four years. The difference between the fair value and the issue price of these options of $370,000 was recorded as deferred compensation, and is being amortized as an expense straight-line over the vesting term. When employees have left the Company, the remaining unexpensed deferred compensation has been reversed against additional paid-in-capital.

In May 2001, the Company issued 50,000 options to purchase shares of common stock to an employee at $0.50 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over four years. The difference between the fair value and the issue price of these options of $25,000 was recorded as deferred compensation, and was being amortized as an expense straight-line over the vesting term. In July 2001, as a result of the employee no longer being employed by the Company, the Company stopped recording any further expense related to these 50,000 options and reversed the remaining unexpensed deferred compensation against paid-in-capital.

During the three months ended September 30, 2002 and 2001, $73,278 and $74,278, respectively, of compensation expense was recognized related to these transactions. During the nine months ended September 30, 2002 and 2001, $219,834 and $260,097, respectively, of compensation expense was recognized related to these transactions. During the three and nine months ended September 30, 2001, none and $23,431, respectively, of deferred compensation was reversed against paid-in capital related to unvested options forfeited due to employees leaving the Company. No such forfeitures occurred during the three or nine months ended September 30, 2002.

The Company has a Stock Incentive Plan (the ''Plan’’), which permits up to 9,000,000 common stock shares to be issued under the Plan. The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards. As of September 30, 2002, options to purchase 7,372,150 common stock shares were outstanding.

In February 2002, the Company issued 4,069,768 shares of common stock in connection with an investment in the Company made by Special Situations Funds (see note 10).

During the three and nine months ended September 30, 2002, the Company issued none and 11,112, respectively, shares of common stock in connection with the exercise of employee stock options. During the three and nine months ended September 30, 2001, no shares of common stock were issued.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

In March 2002, at a special meeting of stockholders of Audible Inc., the Company increased the number of shares of common stock authorized from 50,000,000 to 75,000,000. As of September 30, 2002 and December 31, 2001, the Company had issued 31,627,869 and 27,546,989 shares of common stock, respectively. As of September 30, 2002 and December 31, 2001, the Company had 3,505,271 and 2,455,654 shares of common stock, respectively, reserved for issuance upon exercise of outstanding common stock warrants, and 7,372,150 and 6,010,150 shares of common stock, respectively, reserved for issuance upon exercise of outstanding options. As of September 30, 2002 and December 31, 2001, the Company had 12,467,138 and 11,006,828 shares of common stock, respectively, reserved for issuance upon conversion of outstanding Series A redeemable convertible preferred stock, and 1,250,000 and none shares of common stock, respectively, reserved for issuance upon conversion of outstanding Series B convertible preferred stock

(3) Redeemable Convertible Preferred Stock

     Microsoft Investment

In February, 2001, Microsoft purchased 2,666,666 shares of Series A stock for $10,000,000 at a per share price of $3.75. Each share of Series A was originally convertible into four shares of Common Stock, (equivalent to a price of $.9375 per share), subject to adjustment under certain conditions. As a result of the investment in the Company made by Special Situations Funds in the first quarter of 2002, the conversion rate has been adjusted as per the Stock Purchase Agreement to 4.0323 shares of Common Stock. The stock is convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at an annual rate of 12% in either additional preferred shares or in cash at the option of the Company. As of September 30, 2002, the Company had issued 425,152 additional shares of Series A covering the dividends payable through June 1, 2002. On the fifth anniversary of the original issue date, the Company is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. During the three months ended September 30, 2002 and 2001, $354,195 and $302,496, respectively, had been recognized as accrued dividends. During the nine months ended September 30, 2002 and 2001, $1,014,942 and $772,662, respectively, had been recognized as accrued dividends. As of September 30, 2002, and December 31, 2001, approximately $470,138 and $730,612, respectively, in accrued dividends are included in the accompanying Balance Sheet.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

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

Microsoft advanced Audible $1,500,000 in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. The Company allocated $50,000 of this advance to certain business development work that was recognized as a reduction of general and administrative expense in the nine month period ended September 30, 2001. The remaining $1,450,000 of this advance has been recognized as revenue on a straight-line basis beginning in the quarter ended September 30, 1999 through the initial term of the agreement, which ended in the second quarter of 2001. During the three months and nine months ended September 30, 2001, none and $252,174, respectively, of this advance was recognized as other revenue. No revenue related to this transaction was recognized during the three and nine months ended September 30, 2002.

Audible will pay Microsoft a royalty on content licensed and distributed by Audible to each end user that accesses its content using the developed software. Royalties will be recognized during the period that the related content revenue is earned. Through September 30, 2002, Audible had not recognized any royalties under this agreement.

In April 1999, in connection with an amendment to the agreement with Microsoft, the Company issued to Microsoft a warrant which expires November 18, 2003 to purchase 100,000 shares of common stock at the IPO price of $9.00 per share. The fair value of this warrant was determined in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services” and was being amortized as an expense on a straight-line basis over the same period as the $1,450,000 advance described above. During the three and nine months ended September 30, 2001, none and $89,611, respectively, was recorded as a production expense related to this warrant with the non-cash credit for services to additional paid-in capital. No expense related to this transaction was recognized during the three and nine months ended September 30, 2002 as the fair value was fully amortized during 2001.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2002 and 2001
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

The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the amended term of the service agreement using variable plan accounting for any unvested portion of shares. Under variable plan accounting, the compensation costs will vary each accounting period until the final measurement date. During the three months ended September 30, 2002 and 2001, $116,928 and $123,813, respectively, of expense was recorded, primarily as a marketing expense, related to this agreement with the non-cash credit for services to additional paid-in capital. During the nine months ended September 30, 2002 and 2001, $354,564 and $688,412, respectively, of expense was recorded, primarily as a marketing expense, related to this agreement with the non-cash credit for services to additional paid-in capital.

(6) Amazon Agreements

In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement the Company is the exclusive provider of digital spoken audio (as defined) to Amazon.com. On January 24, 2001, the Company signed Amendment No.1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. Under the amendment, the annual fee for Year 3 of the agreement is reduced from $10,000,000 to $1,500,000 and an additional fee of $1,000,000 is payable in Year 2 of the agreement. Also in connection with Amendment No.1, the Company issued 500,000 fully vested common stock warrants to Amazon.com at an exercise price of $1.50 per share, which are exercisable after January 31, 2002. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the remaining term of the agreement. During each of the three month periods ended September 30, 2002 and 2001, $43,200 was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital. During each of the nine month periods ended September 30, 2002 and 2001, $129,600 was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

During the three-year term of this agreement, in consideration for certain services, Amazon will receive $22,500,000 (as amended) plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. Under the agreements, the consideration paid by Amazon for the purchase of the common stock, and the Company’s obligation for the annual fee for the first two years per the original Co-Branding, Marketing, and Distribution Agreement, which are identical amounts, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders’ equity, and was being amortized over the first two years of the agreement on a straight-line basis. Prior to Amendment No. 1, through January 2001, $10,000,000 had been amortized as a marketing expense related to the initial $20,000,000 of deferred services. Subsequent to Amendment No. 1, the unamortized payment for year 2 of $10,000,000 plus the additional $2,500,000 payment required under the amendment, or $12,500,000, is being amortized on a straight-line basis over the remaining term of the agreement of 24 months. During each of the three months ended September 30, 2002 and 2001, $1,250,000 was recorded as a marketing expense, with the non-cash credit to deferred services. During the nine months ended September 30, 2002 and 2001, $3,750,000 and $4,166,667, respectively, was recorded as a marketing expense, with the non-cash credit to deferred services.

During each of the three months ended September 30, 2002 and 2001, $312,500 was recorded as a marketing expense representing the straight-line amortization of the cash portion of payments due under this agreement. During the nine months ended September 30, 2002 and 2001, $937,500 and $833,333, respectively, was recorded as a marketing expense representing the straight-line amortization of the cash portion of payments due under this agreement.

As of September 30, 2002, a total of $1,125,000 in cash payments, which was payable in three installments of $375,000 each due on January 30, April 30, and July 31, 2002, respectively, under this agreement remains unpaid. Of this amount, $1,083,000 has been accrued based on the straight-line amortization and is included in Accrued Expenses and Compensation in the accompanying September 30, 2002 Balance Sheet.

(7) Random House Agreement

On May 5, 2000 Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint are being distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

169,780 shares of Audible common stock from the Company for $1,000,000. Audible is required to contribute $1,000,000 annually, or $4,000,000 in total, towards funding the acquisition and creation of digital audio titles through Random House Audible. This total contribution was being amortized over the 50-month term as a cost of content and services revenue. On March 26, 2002 the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total cash payments due under the agreement from $4,000,000 to $2,750,000. Through September 30, 2002, $1,250,000 of the revised $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004. On April 1, 2002, the Company’s Board of Directors authorized the amendment and the issuance of 1,250,000 shares of Series B Convertible Preferred Stock. At any time on or after March 26, 2004, subject to certain conditions, all outstanding shares of Series B Convertible Preferred Stock shall automatically convert to shares of common stock at the then effective conversion price.

The fair value of the Series B Convertible Preferred Stock issued was determined in accordance with EITF Issue No. 01-1, “Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash”. Accordingly, using the measurement date of March 26, 2002, the fair value of the Series B stock issued was determined to be $1,137,500. On April 1, 2002 when the Series B was issued, the Company recorded $547,500 (the difference between the fair value of the shares and the previously recognized accrued liability of $590,000) as deferred services, a component of stockholders’ deficit. During the three months ended September 30, 2002 and 2001, $ 227,499 and $240,000, respectively, was recorded as a cost of content and services revenue related to this agreement. During the nine months ended September 30, 2002 and 2001, $694,998 and $720,000, respectively, was recorded as a cost of content and services revenue related to this agreement.

The original agreement further provides for Random House to be granted a warrant to purchase 878,333 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the 50-month term of the agreement. The warrants are accounted for using variable plan accounting whereby compensation costs will vary each accounting period until the final measurement date. During the three months ended September 30, 2002 and 2001, $124,079 and $90,581, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. During the nine months ended September 30, 2002 and 2001, $313,381 and $402,597, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. Additionally, the agreement contains provisions for profit participation and bounties, among other items. Random House Audible is an imprint of Random House, Inc.’s Random House Audio Publishing Group division.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

(8) Related Party Transactions

On April 11, 2001, the Company amended the payment terms of the $50,000 note receivable due from a stockholder-employee due on March 27, 2001. The amendment required semi-annual principal payments of at least $5,000 beginning July 15, 2001 until the note and all accrued interest is repaid. The interest rate on the note was 5.42% annually. On September 3, 2002, the remaining outstanding principal balance of $45,000 and all accrued interest was paid to the Company by the stockholder-employee giving the Company 12,500 shares of Audible common stock with the fair value at the date of the transaction of $4,750, and with the proceeds of a salary bonus paid to the stockholder-employee on the same date.

(9) Contingencies

In June 2001, the Company was named as a defendant in a securities class action filed in United States District court for the Southern District of New York related to its initial public offering (“IPO”) in July 1999. The lawsuits also named certain of the underwriters of the IPO, including Credit Suisse First Boston Corporation, J.P. Morgan Chase & Co., Volpe Brown Whelan & Co., LLC, and Wit Capital Corporation, as well as certain Officers and Directors and former Directors of the Company as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigation”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. A consolidated amended complaint was filed April 19, 2002. The Company and certain officers, directors and former directors are named in the suits pursuant to Section 11 of the Securities Act of 1933. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively. Those motions have not yet been decided. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome of the motions. In addition, the individual defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

Other than what is disclosed above, we are not a party to any lawsuit or proceeding, which we believe is likely to have a material effect on us.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

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

(11) Nasdaq Listing Qualifications

On October 29, 2002, the Company received a Nasdaq Listing Qualifications letter advising the Company that its stock had closed below the $1.00 per share requirement for the last 180 consecutive trading days. Accordingly, the Company was notified that, unless appealed, its securities would be subject to delisting. The Company has filed a request to appeal the delisting with the Nasdaq Listing Qualifications Panel. The Company expects that its appeal request will be granted and that the appeal will be heard sometime in December 2002. The results of the appeal are expected in the second half of December 2002 or early January 2003.

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

Such delisting from the Nasdaq Small Cap Market or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and significantly increase the ownership dilution to stockholders caused by our issuing equity. The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price could result in the need for us to issue a greater number of shares to raise a given amount of funding.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

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

Overview

     We are the leading provider of premium spoken audio content, such as audio versions of books and newspapers and radio programs, that is delivered over the Internet and can be streamed, burned to CD or played back on personal computers and hand-held electronic devices that have digital audio capabilities. The Audible service allows consumers to purchase and download our content from our Web site at www.audible.com™. We offer customers the opportunity to subscribe to AudibleListener, a monthly audio service. For a fixed monthly fee, AudibleListener customers may download their choice of programs from our Web site. More than 34,000 hours of audio content, much of which is only available in digital audio format at www.audible.com, is currently available on our Web site. We also sell at our web site our own digital audio player under the brand name of Otis, which is manufactured to our specifications in Korea. Customers can also access content products sold by Audible through www.amazon.com. Several manufacturers, including Apple, Hewlett-Packard, Compaq Computer Corporation, Sony Electronics, Handspring, Casio Inc., Franklin Electronic Publishers, Digisette, LLC., and SONICblue Incorporated’s Rio Audio Group, have agreed to support and promote the playback of our content on their hand-held electronic devices by including our Audible software on their devices.

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

     Revenue from the sale of consumer content has increased in each of the last four quarters. We expect this trend to continue as we expand our customer base. As of September 30, 2002, more than 182,000 customers in over 100 countries had purchased content from our Web site.

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

     Corporate service revenue consists of library sales and audio production services. Where applicable, corporate service revenue is recognized as services are performed after the agreement has been finalized, the price is fixed, and collectibility is assured. Collectibility is based on past transaction history and credit worthiness of the customer. Under multiple element arrangements, the fair value of different elements cannot usually be determined since we do not sell the items separately, therefore revenue is recognized on a straight-line basis over the term of the agreement.

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

     Other revenue consists of our profit participation from hard copy sales of products in connection with our agreement with Random House and revenue from a license granted for certain technology rights to a device manufacturer which is being recognized on a straight-line basis over the term of the agreement. Other revenue also consisted of revenue recognized in connection with our agreement with Microsoft, granting Microsoft the right to distribute software platforms enabling users to access and use Audible content, which ended in April 2001. We recognized this revenue on a straight-line basis beginning in the quarter ended September 30, 1999 through the term of the agreement which ended in April 2001.

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

     In January 2000, the Company entered into two agreements with Amazon.com. The Company is the exclusive provider of digital spoken audio to Amazon.com, as defined in the Co-Branding, Marketing and Distribution Agreement, as amended. During the three-year term of this agreement, in consideration for certain services, Amazon is entitled to $22,500,000 plus a specified percentage of revenue earned over a threshold amount in addition to common stock warrants. Under the Securities Purchase Agreement dated January 30, 2000, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. The first $20,000,000 in payments due to Amazon.com under the amended Co-Branding, Marketing and Distribution Agreement, were offset against the $20,000,000 in consideration due to Audible for the purchase of common stock and no cash was exchanged. Of the remaining $2,500,000 due in cash to Amazon.com under the agreement, $1,000,000 has been paid through September 30, 2002 with the remaining $1,500,000 due in 2002. As of September 30, 2002, a total of $1,125,000, which was payable in three installments of $375,000 each due on January 30, April 30, and July 31, 2002, respectively, under this agreement remains unpaid.

     In May 2000, the Company entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement with Random House to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint will be distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Over the term of the agreement Audible will be contributing towards funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment the Company on April 1, 2002, issued 1,250,000 shares of Series B Convertible Preferred Stock to Random House. Through September 30, 2002, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004.

     In February 2001, Microsoft purchased 2,666,666 shares of Audible Series A Redeemable Convertible Preferred stock for $10,000,000 at a per share price of $3.75. Each share of preferred stock was originally convertible into four shares of Common Stock (equivalent to a price of $.9375 per share, which was greater than the common stock price at the date of grant, therefore, there is no beneficial conversion feature associated with these preferred shares), subject to adjustment under certain conditions. As a result of the investment in the Company made by Special Situations in February 2002, the conversion rate has been adjusted as per the Stock Purchase Agreement to 4.0323 shares of Common Stock. The Series A Redeemable Convertible Preferred stock is convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at a annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, Audible is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends.

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

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three and nine months ended September 30, 2002 and 2001.

	Three Months		Nine months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenue:
Content and services
Consumer content	91%	65%	87%	54%
Services	2	6	3	10
Bulk content	—	22	—	15

Total content and services	93	93	90	79
Hardware	5	6	9	17
Other	2	1	1	4

Total revenue	100%	100%	100%	100%
Operating expenses:
Cost of content and services revenue	45	54	42	59
Cost of hardware revenue	18	21	24	34
Production expenses	31	57	34	72
Development	22	34	21	45
Sales and marketing	92	159	108	174
General and administrative	31	55	33	61

Total operating expenses	239	380	262	445

Loss from operations	(139)	(280)	(162)	(345)
Other income, net	(1)	(5)	(1)	(8)
Net loss	(138)	(275)	(161)	(337)
Accrued dividends on redeemable preferred stock	11	14	12	12
Net loss applicable to common stockholders	(149)%	(289)%	(173)%	(349)%

Three months ended September 30, 2002 compared to three months ended September 30, 2001.

     Total revenue, net. Total revenue, net for the three months ended September 30, 2002 was $3,287,000, as compared to $2,161,000 for the three months ended September 30, 2001, an increase of $1,126,000, or 52%.

     Total content and services revenue. Total content and services revenue for the three months ended September 30, 2002 was $3,066,000, as compared to $2,004,000 for the three months ended September 30, 2001, an increase of $1,062,000, or 53%.

     Consumer content. Consumer content revenue for the three months ended September 30, 2002 was $3,002,000, as compared to $1,398,000 for the three months ended September 30, 2001, an increase of $1,604,000, or 115%. This increase was primarily the result of our customer base growing from 102,000 to over 182,000 customers as well as the effect of an increase in the prices of our AudibleListener Memberships.

     Services. Services revenue for the three months ended September 30, 2002 was $64,000, as compared to $121,000 for the three months ended September 30, 2001, a decrease of $57,000, or 47%. This decrease was primarily the result of fewer corporate projects.

     Bulk content. Bulk content revenue for the three months ended September 30, 2001 consisted of two barter bulk content sales totaling $485,000. There were no bulk content sales during the three months ended September 30, 2002.

     Hardware. Hardware revenue for the three months ended September 30, 2002 was $152,000, as compared to $140,000 for the three months ended September 30, 2001, an increase of $12,000, or 9%. Hardware revenue increased slightly as the result of selling more AudibleReady hand-held electronic devices in the period, primarily the Audible Otis, offset by these additional devices being sold at a deeper discount when the customer signed up for a one year commitment to AudibleListener membership.

     Other. Other revenue for the three months ended September 30, 2002, was $69,000, as compared to $17,000 for the three months September 30, 2001. Other revenue increased as a result of revenue earned from our profit participation from hard copy sales of products in connection with our agreement with Random House. Other revenue in both three month periods also consisted of royalties earned from a license granted for certain technology rights to a device manufacturer.

     Operating expenses.

     Cost of content and services revenue. Cost of content and services revenue was $1,476,000, or 48% of content and services revenue, for the three months ended September 30, 2002, as compared to $1,162,000, or 58% of content and services revenue, for the three months ended September 30, 2001. Included in cost of content and services revenue for the three-month period ended September 30, 2001, was a charge of $199,000 to reflect the net realizable value of royalty advances, as compared to a charge of $122,000 in the three month period ended September 30, 2002. Cost of content and services revenue as a percentage of content and services revenue decreased in the 2002 period due to the reduction in unrecoupable fixed content and services revenue costs which resulted in charges necessary to reflect the net realizable value of royalty advances.

     Cost of hardware revenue. Cost of hardware revenue was $605,000, or 397% of hardware revenue, for the three months ended September 30, 2002, as compared to $452,000, or 323% of hardware revenue, for the three months ended September 30, 2001. This cost increase was primarily due to the fact that we sold more hand-held electronic devices in the 2002 period versus the 2001 period, offset in part by a decease in unit cost from the vendor. The increase in cost of hardware revenue as a percentage of hardware sales was primarily due to these additional devices being sold at a deeper discount when the customer signs up for a one year commitment to AudibleListener membership.

     Production expenses. Production expenses were $1,029,000 for the three months ended September 30, 2002, as compared to $1,236,000 for the three months ended September 30, 2001, a decrease of $207,000, or 17%. This decrease was primarily due to a reduction in personnel costs and reduced depreciation expense during the 2002 period.

     Development. Development costs were $702,000 for the three months ended September 30, 2002, as compared to $736,000 for the three months ended September 30, 2001, a decrease of $34,000, or 5%. This decrease was primarily due to a reduction in outside consultants offset in part by expenses associated with a technology license.

     Sales and marketing. Sales and marketing expenses were $3,016,000 for the three months ended September 30, 2002, as compared to $3,437,000 for the three months ended September 30, 2001, a decrease of $421,000, or 12%. This decrease was primarily due to a reduction in certain marketing expenses such as web related advertising offset in part by increased expenses related to customer service.

     General and administrative. General and administrative expense was $1,006,000 for the three months ended September 30, 2002, as compared to $1,179,000 for the three months ended September 30, 2001, a decrease of

$173,000, or 15%. The difference between the periods was primarily the result of severance cost incurred during the 2001 period as a result of our streamlining initiative of July 23, 2001.

     Other income, net. Other income, net in both periods consisted of interest income. Interest income was $17,000 for the three months ended September 30, 2002, as compared to $101,000 for the three months ended September 30, 2001, a decrease of $83,000. This decrease was due to less interest income being earned from lower cash and cash equivalent balances available.

     Accrued dividends on redeemable preferred stock. Accrued dividends on redeemable preferred stock was $354,000 for the three months ended September 30, 2002 as compared to $302,000 for the three months ended September 30, 2001. This increase was due to the additional shares of Audible Series A Redeemable Convertible Preferred Stock outstanding during the 2002 period.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001.

     Total revenue, net. Total revenue, net for the nine months ended September 30, 2002 was $8,578,000, as compared to $6,386,000 for the nine months ended September 30, 2001, an increase of $2,192,000, or 34%.

     Total content and services revenue. Total content and services revenue for the nine months ended September 30, 2002 was $7,742,000, as compared to $4,994,000 for the nine months ended September 30, 2001, an increase of $2,748,000, or 55%.

     Consumer content. Consumer content revenue for the nine months ended September 30, 2002 was $7,442,000, as compared to $3,424,000 for the nine months ended September 30, 2001, an increase of $4,018,000, or 117%. This increase was primarily the result of our increased customer base as well as the effect of an increase in the prices of our AudibleListener Memberships.

     Services. Services revenue for the nine months ended September 30, 2002 was $299,000, as compared to $635,000 for the nine months ended September 30, 2001, a decrease of $336,000, or 53%. This decrease was primarily the result of fewer corporate projects.

     Bulk content. Bulk content revenue for the nine months ended September 30, 2001 consisted of one cash bulk content sale of $150,000 and three barter bulk content sales totaling $785,000. There were no bulk content sales during the nine months ended September 30, 2002.

     Hardware. Hardware revenue for the nine months ended September 30, 2002 was $735,000, as compared to $1,093,000 for the nine months ended September 30, 2001, a decrease of $358,000, or 33%. Hardware revenue decreased as a result of selling more AudibleReady hand-held electronic devices in the period, primarily the Audible Otis, at a deeper discount when the customer signed up for at least a one year commitment to AudibleListener membership.

     Other. Other revenue for the nine months ended September 30, 2002, was $101,000, as compared to $299,000 for the nine months ended September 30, 2001. Other revenue decreased as a result of the end of the amortization in April 2001 of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content. Other revenue in the 2002 period included revenue earned from our profit participation from hard copy sales of products in connection with our agreement with Random House. Other revenue in both nine month periods also consisted of royalties earned from a license granted for certain technology rights to a device manufacturer.

     Operating expenses.

     Cost of content and services revenue. Cost of content and services revenue was $3,596,000, or 47% of content and services revenue, for the nine months ended September 30, 2002, as compared to $3,759,000, or 75% of content and services revenue, for the nine months ended September 30, 2001. Included in cost of content and services revenue for the nine month period ended September 30, 2001, was a charge of $604,000 to reflect the net realizable value of royalty advances, as compared to a charge of $122,000 in the nine month period ended September 30, 2002. Cost of content and services revenue as a percentage of content and services revenue decreased in the 2002 period due to the reduction in unrecoupable fixed content and services revenue costs which resulted in charges necessary to reflect the net realizable value of royalty advances.

     Cost of hardware revenue. Cost of hardware revenue was $2,053,000, or 279% of hardware revenue, for the nine months ended September 30, 2002, as compared to $2,193,000, or 201% of hardware revenue, for the nine months ended September 30, 2001. This decrease was primarily due to reduced costs in acquiring hand-held electronic devices in the 2002 versus the 2001 period. Cost of hardware revenue as a percentage of hardware revenue increased as we sold these hand-held electronic devices at a deeper discount from normal retail price in the 2002 period than in the 2001 period, when a customer enrolled in AudibleListener for a 12-month period.

     Production expenses. Production expenses were $2,947,000 for the nine months ended September 30, 2002, as compared to $4,578,000 for the nine months ended September 30, 2001, a decrease of $1,631,000, or 36%. This decrease was primarily due to a reduction in personnel costs and reduced outside services as a result of our streamlining initiative of July 23, 2001.

     Development. Development costs were $1,778,000 for the nine months ended September 30, 2002, as compared to $2,852,000 for the nine months ended September 30, 2001, a decrease of $1,074,000, or 38%. This decrease was primarily due to a reduction in outside consultants as well as reduced personnel cost as a result of our streamlining initiative of July 23, 2001 offset in part by expenses associated with a technology license.

     Sales and marketing. Sales and marketing expenses were $9,265,000 for the nine months ended September 30, 2002, as compared to $11,151,000 for the nine months ended September 30, 2001, a decrease of $1,886,000, or 17%. This decrease was due to a reduction in certain advertising costs such as advertising received in connection in bartered transactions, tradeshow expenses, warrant charges in connection with a services agreement, reduced personnel costs as well as expenses recognized in connection with our Co-Branding, Marketing and Distribution Agreement with Amazon.com.

     General and administrative. General and administrative expense was $2,850,000 for the nine months ended September 30, 2002, as compared to $3,886,000 for the nine months ended September 30, 2001, a decrease of $1,036,000, or 27%.This decrease was primarily due to a reduction in personnel costs as a result of our streamlining initiative of July 23, 2001 and reduced professional fees.

     Other income, net. Other income, net in both periods consisted of interest income offset by interest expense. Interest income was $76,000 for the nine months ended September 30, 2002, as compared to $529,000 for the nine months ended September 30, 2001, a decrease of $453,000. This decrease was due to less interest income being earned from lower cash and cash equivalent balances available. No interest expense was recognized for the nine months ended September 30, 2002, as compared to $10,000 for the nine months ended September 30, 2001. This decrease was the result of the expiration of the capital leases entered into for capital equipment.

     Accrued dividends on redeemable preferred stock. Accrued dividends on redeemable preferred stock was $1,015,000 for the nine months ended September 30, 2002 as compared to $773,000 for the nine months ended September 30, 2001. This increase was due to the 12% dividends payable to Microsoft as a result of Microsoft’s purchase of 2,666,666 shares of Audible Series A Redeemable Convertible Preferred Stock in February 2001 as well as additional shares being outstanding in the 2002 period as the Company had elected to pay dividends due by issuing additional stock rather than by cash.

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

     We have incurred significant losses since inception, and as of September 30, 2002, we had an accumulated deficit of approximately $108,045,000. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in sales and marketing, content acquisition and production over the next several quarters to the extent available cash allows.

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

     Liquidity and Capital Resources

     From inception through the date prior to our initial public offering, we financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from the sales of redeemable convertible stock and warrants prior to our initial public offering were $28,719,000.

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

     At September 30, 2002, our principal source of liquidity was approximately $3,670,000 in cash and cash equivalents.

     At September 30, 2002, our principal commitments consisted of obligations for operating lease commitments, dividends payable to Microsoft in connection with the sale of Series A Redeemable Convertible Preferred Stock, contractual commitments with content providers, revenue sharing commitments pursuant to agreements with device manufacturers, and commitments under our agreements with Amazon.com and Random House.

     Net cash used in operating activities for the nine months ended September 30, 2002 was $6,982,000. Net cash used during the period was primarily attributable to our net loss and a decrease in accounts payable, royalty obligations, and advances, offset in part by services rendered for common stock and warrants, services rendered for preferred stock, depreciation and amortization and an increase in accrued expenses and compensation. Net cash used in operating activities for the nine months ended September 30, 2001 was $15,489,000. Net cash used during the period was primarily attributable to our net loss, increase in inventory, and a decrease in royalty obligations, accounts payable, and accrued expenses and compensation, offset in part by services rendered for common stock and warrants, and depreciation and amortization.

     Net cash used in investing activities for the nine months ended September 30, 2002 was $145,000. Net cash used during the period was related to purchases of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2001 was $979,000. Net cash provided during the period was primarily related to redemptions of short-term investments offset in part by cash used to purchase property and equipment.

     Net cash provided by financing activities for the nine months ended September 30, 2002 was $3,170,000 resulting primarily from the investment in the Company by Special Situations Funds of $3,159,000, net of direct costs, and the exercise of common stock options by an employee. Net cash provided by financing activities for the nine months ended September 30, 2001 was $10,010,000 resulting primarily from the sale of Series A Redeemable Convertible Preferred Stock to Microsoft and payments received on notes due from shareholders for common stock, offset in part by capital lease payments.

     Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance will enable us to meet our anticipated cash requirements for operations and capital expenditures through 2002. In the first quarter of 2003, we expect that additional cash will be required to fund the business and finance our continued growth. However, any projection of future revenues is subject to a level of uncertainty. If planned revenues are insufficient to satisfy our liquidity requirements in 2002, we will need to raise additional funds through public or private financing or other arrangements earlier than expected. No assurance can be given that such additional financing, when needed, will be available on terms favorable to us or to our stockholders, if at all, and that such financing would not be antidilutive to our stockholders.

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

     The Company adopted SFAS 144 on January 1, 2002 which had no impact on the financial statements or results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The adoption of SFAS 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. SFAS 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in the Company’s financial statements. SFAS 146 will affect the types and timing of costs included in future restructuring programs, if any, but is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

     We do not have operations subject to risk of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio.

ITEM 4. Controls and Procedures

     Our management, under the supervision and with the participation of Donald Katz, our Chief Executive Officer, and Andrew Kaplan, our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, Messrs. Katz and Kaplan concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

     In June 2001, the Company was named as a defendant in a securities class action filed in United States District court for the Southern District of New York related to its initial public offering (“IPO”) in July 1999. The lawsuits also named certain of the underwriters of the IPO, including Credit Suisse First Boston Corporation, J.P. Morgan Chase & Co., Volpe Brown Whelan & Co., LLC, and Wit Capital Corporation, as well as certain Officers and Directors and former Directors of the Company as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigation”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. A consolidated amended complaint was filed April 19, 2002. The Company and certain officers, directors and former directors are named in the suits pursuant to Section 11 of the Securities Act of 1933. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

     On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively. Those motions have not yet been decided. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome of the motions. In addition, the individual defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

     Other than what is disclosed above, we are not a party to any lawsuit or proceeding, which we believe is likely to have a material effect on us.

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

     During the three months ended September 30, 2002, we invested $3,118,000 of our funds in accordance with the use of proceeds in our Registration Statement Form S-1. As of September 30, 2002, we have $3,670,000 in remaining funds, which includes in part the $10,000,000 received from Microsoft in February 2001 related to the sale of Series A Redeemable Convertible Preferred Stock, and the $3,159,000, net of direct costs received from the Special Situations Fund investment in our Company. These remaining funds are currently in cash or cash equivalents. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent or more of any class of our equity securities.

ITEM 3. Defaults Upon Senior Securities

     Inapplicable

ITEM 4. Submission of Matters to Vote of Security Holders

     None

ITEM 5. Other Information

     On October 29, 2002, the Company received a Nasdaq Listing Qualifications letter advising the Company that its stock had closed below the $1.00 per share requirement for the last 180 consecutive trading days. Accordingly, the Company was notified that, unless appealed, its securities would be subject to delisting. The Company has filed a request to appeal the delisting with the Nasdaq Listing Qualifications Panel. The Company expects that its appeal request will be granted and that the appeal will be heard sometime in December 2002. The results of the appeal are expected in the second half of December 2002 or early January 2003.

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

     Such delisting from the Nasdaq Small Cap Market or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and significantly increase the ownership dilution to stockholders caused by our issuing equity. The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price could result in the need for us to issue a greater number of shares to raise a given amount of funding.

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

ITEM 6. Exhibits and Reports on Form 8-K

     (a)     Exhibits

3.1*	Amended and Restated Certificate of Incorporation of Audible

3.1.1***	Certificate of Designation of Designations, Limitations, Restrictions And Relative Rights of the Series A Convertible Preferred Stock of Audible, Inc.

3.1.2 !	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

3.1.3 !!	Certificate of Designation of Designations, Limitations, Restrictions and Relative Rights of the Series B Convertible Preferred Stock of Audible, Inc.

3.2*	Amended and Restated Bylaws of Audible

10.1+*	License Agreement dated November 4, 1998, by and between Microsoft Corporation and Audible

10.2+*	Digital Rights Management Agreement dated November 4, 1998, between Microsoft Corporation and Audible

10.3+*	Development Agreement dated November 12, 1998, by and between RealNetworks, Inc. and Audible

10.4*	RealMedia Architecture Partner Program Internet Agreement dated November 12, 1998, between RealNetworks, Inc. and Audible

10.5*	Master Lease Agreement dated November 19, 1996, by and between Comdisco, Inc. as lessor, and Audible as lessee

10.5.1*	Addendum to Master Lease Agreement dated November 20, 1996, by and between Comdisco, Inc., as lessor, and Audible, as lessee (relating to Exhibit 10.5)

10.8*	Loan and Security Agreement dated April 6, 1998, by and between Silicon Valley Bank, as lender, and Audible, as borrower, for a revolving line of credit of up to $1,000,000

10.10*	Security and Loan Agreement dated November 20, 1996, between Audible, as borrower, and Imperial Bank, as lender, for up to $500,000

10.14*	Amended and Restated Registration Rights Agreement dated February 26, 1998, by and among Audible and certain stockholders named therein

10.14.1*	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated December 18, 1998 (relating to Exhibit 10.14)

10.14.2*	Amendment No. 2 to Amended and Restated Registration Rights Agreement dated June 17, 1999 (relating to Exhibit 10.14)

10.15*	1999 Stock Incentive Plan

10.16*	Form of Common Stock Warrants issued September 30, 1997 by Audible to various investors in connection with the Series C preferred stock financing

10.17*	Form of Stock Restriction Agreement by and between Audible and the Named Executive Officers made in connection with various purchases and sales of shares of restricted common stock

10.18*	Form of Promissory Note made by the Named Executive Officers in favor of Audible in connection with various purchases and sales of shares of restricted common stock

10.19*	Office Lease dated September 20, 1997, by and between Audible, as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in-common, as landlord

10.20*	Sublease Agreement dated July 19, 1996, by and between Audible, as sublessee, and Painewebber Incorporated, as sublessor

10.21+*	Agreement dated April 3, 1999 by and between Audible and Diamond Multimedia Systems, Inc.

10.22*	Common Stock Purchase Warrant, issued April 22, 1999, to Microsoft Corporation

10.23*	Employment Offer Letter from Audible to Guy Story dated September 10, 1996

10.24*	Employment Offer Letter from Audible to Brian Fielding dated April 25, 1997

10.25	Omitted.

10.26*	Employment Offer Letter from Audible to Andrew Kaplan dated May 25, 1999

10.27	Omitted.

10.28**	Warrant Agreement to purchase 10,000 shares of Common Stock at a price of $7.65 per share, dated October 8, 1999, issued by Audible to National Public Radio, Inc.

10.29*	Common Stock Purchase Warrant, W-1, issued June 17, 1999, to Robin Williams

10.30*	Common Stock Purchase Warrant, W-2, issued June 17, 1999, to Robin Williams

10.30.1##	Amendment No. 1 to Common Stock Purchase Warrant, W-2, issued January 25, 2001, to Robin Williams (relating to Exhibit 10.30)

10.31++#	Securities Purchase Agreement dated January 30, 2001, by and between Audible and Amazon.com Commerce Services, Inc.

10.32++#	Co-Branding, Marketing and Distribution Agreement dated January 30, 2001, by and between Audible and Amazon.com Commerce Services, Inc.

10.33***	Series A Convertible Preferred Stock Purchase Agreement by and between Audible Inc. and Microsoft Corporation dated as of February 8, 2001.

10.34++!	Amendment No. 1 to Co-Branding, Marketing and Distribution Agreement dated as of January 24, 2001 by and between Amazon.com Commerce Services, Inc. and Audible (relating to Exhibit 10.32)

10.35!	Securities Purchase Agreement dated January 25, 2002 by and between Audible Inc., and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.

10.36!	Registration Rights Agreement dated January 25, 2002 by and between Audible Inc., and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.

10.37!	Form of Common Stock Warrant issued in connection with the sale of common stock to Special Situation Funds.

99.1	Quarterly Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Quarterly Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Company’s Registration Statement on Form S-1 (No. 333-76985)

**	Incorporated by reference from the Company’s Form 10K/A for the fiscal year ended December 31, 1999

***	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2000.

#	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2000

##	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2001

###	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2001

!	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2001.

!!	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2002.

!!!	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2002.

+	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 406 of the Securities Act of 1933.

++	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIBLE, INC.

By: Name: Title:	/s/ Andrew P. Kaplan Andrew P. Kaplan Chief Financial Officer and Executive Vice President, Finance and Administration

Dated: November 13, 2002

CERTIFICATIONS

I, Donald R. Katz, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Audible, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	By: /s/ Donald R. Katz Name: Donald R. Katz Title: Chief Executive Officer and Chairman (Principal Executive Officer)

I, Andrew P. Kaplan, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Audible, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	By: /s/ Andrew P. Kaplan
Name: Andrew P. Kaplan Title: Chief Financial Officer, Executive Vice President, Finance and Administration (Principal Financial Officer)