Form 10-K
period 2002-12-31
AUDIBLE INC
filed 2003-03-28
CIK 1077926

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, par value $0.01

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).     Yes ☐          No ☑

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on December 31, 2002 (the last business day of the Registrants most recently completed fiscal year) as reported on the NASDAQ was approximately $9.1 million. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

      Documents incorporated by reference: Specified portions of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2003 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2002.

      The number of shares outstanding of the Registrant’s Common Stock, as of March 20, 2003 was 31,627,869 shares of Common Stock.

AUDIBLE, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q which we filed in 2002. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

Item 1.     Business.

Overview

      We are the leading provider of subscription based, premium spoken audio content, such as audio versions of books, newspapers, newsletters, magazines and radio programs, that is delivered over the Internet. The Audible service allows consumers to purchase and download content from our Web site www.audible.com®. Our customers listen to their audio in a variety of ways. Most of our customers download their audio to personal computers and then either transfer the audio to portable digital audio players or “burn” the content to CDs for playback on their CD players.

      We offer customers the opportunity to subscribe to AudibleListener®, a monthly audio service. For a fixed monthly fee, AudibleListener® customers may download their choice of programs from our Web site. More than 34,000 hours of audio content, much of which is available in digital audio format only at www.audible.com®, is currently available on our Web site. We also sell at our web site our own digital audio player under the brand name of Otis®, which is manufactured to our specifications in Korea. Customers can also access content products sold by Audible through www.amazon.com. Several manufacturers, including Apple Corp., Palm, Hewlett-Packard, Sony Electronics, Kenwood, Handspring, Franklin Electronic Publishers, Digisette, LLC., and SONICblue Incorporated’s Rio Audio Group, have agreed to support and promote the playback of our content on all or some of their hand-held electronic devices by including our Audible software on their devices. We have added a CD burning feature to the Audible service, enabling our customers to listen on their CD players. We currently have over 225,000 customers in over 120 countries.

      The market for the Audible service results from the increasing usage of the Internet and the growth of hand-held electronic devices that have digital audio capabilities. In contrast to traditional radio broadcasts or satellite radio, the Audible service offers customers access to content of their choice and the ability to listen to what they want, when and where they want — whether commuting, exercising, relaxing or sitting at their personal computers. Unlike traditional and online bookstores, which are subject to physical inventory constraints and shipping delays, we provide a selection that is readily available in digital format that can be quickly delivered over the Internet directly to our customers.

      We provide new sources of revenue for publishers of newspapers, magazines, journals, newsletters, professional publications and business information and producers of radio broadcasts. In addition, our service provides companies that distribute or promote our service and manufacturers of electronic devices that have digital audio capabilities with a wide selection of digital audio content to offer to their customers.

Industry Background

      Public demand for new sources of entertainment, information and educational media continues to grow as amounts of content and its sources proliferate. Veronis, Suhler & Associates estimates that consumer spending on media and information will rise at a compound rate of 5.6% per year reaching $180 billion in 2005. During 2001, Americans on average spent more than 3,400 hours reading, watching or listening to media content. We believe that many consumers seek a better way to manage this content.

      Listening is a way for individuals to consume content at times when they are unable to read, such as when they are driving. A 1996 market study by the Yankee Group indicates that 87% of automobile commuters listened to the radio an average of 50 minutes a day while commuting. According to the 2000 United States Census, 97 million people drive to and from work alone, an increase of 15% from 1989. The mean travel time to work increased to 24.3 minutes each way, an increase of 7% from 1990. The US Department of Transportation estimates that people spend 550 million hours in traffic each week. As individuals look to use their commuting time more efficiently and manage an increasing amount of available content, audiobooks have emerged as a personalized “pay-to-listen” alternative to radio, which does not allow listeners to control when they listen to a particular program. A 2001 study by the Audio Publishers Association indicated that 23 million American households listened to audiobooks, an increase of 7.5% from 1999. An eBrain® survey conducted in July 2002 for the Consumer Electronics Association found 20% of their sample currently listen to audiobooks and 24% expect to increase their consumption in coming months.

      This increasing usage of audiobooks exists despite limited types of content, high prices and the limitations of cassette tapes. For instance, the audiobook market does not address timely print content such as newspapers, newsletters, magazines and journals.

      The Internet has emerged as a significant global communications medium giving millions of people the ability to access and share large amounts of information. Through the Internet, people can quickly receive various forms of information, from traditional types of publishing such as text as well as technologies like streaming audio and downloading audio.

      According to International Data Corporation (IDC), mobile access to the Internet, instant messaging, music and more are seen spurring a nearly fivefold run-up in worldwide sales of smart handheld devices by 2004, creating a market for those products valued at approximately $26 billion. To enable the widest possible distribution of the Audible service, our strategy is to work with digital device manufacturers to enable their devices to be AudibleReady™.

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

      Our CD burning feature makes the Audible service attractive to a wider audience. IDC estimates that the number of CD burners will increase from 120 million in 2001 to 546 million in 2005 and that sales of blank audio CDs have surpassed sales of music CDs.

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

Our Solution

      We have created the Audible service to give consumers the ability to download spoken audio content of their choice from the Internet and to listen to this audio when, where and how they want. The Audible service addresses the market opportunity created by consumer demand for audio content, the emergence of the Internet and the availability of a wide range of hand-held audio-enabled digital players. We created the first service for secure delivery of premium digital spoken audio content over the Internet for playback on personal computers and these devices. Our service allows customers to program their listening time with personalized selections from a wide collection of spoken audio content available at our Web site, audible.com®, including entertainment, news, education and business information. We believe that we have assembled the largest and most diverse collection of premium spoken audio content available for download on the Internet for playback on personal computers, hand-held digital audio players, or to burn to CD for playback on a CD player. We have more than 34,000 hours of audio content currently available on our Web site, including daily selected audio content from publications such as The Wall Street Journal and The New York Times, audio versions of books and periodicals such as Forbes, Scientific American, Harvard Business Review, and radio programs such as Car Talk, Fresh Air, Marketplace and All Things Considered. We provide over 5,000 audiobooks from publishers, including Random House Audio Publishing, Harper Audio, Simon & Schuster Audio and Time Warner AudioBooks, and written by authors such as Tom Clancy, John Grisham, Stephen King, Sidney Sheldon and Mary Higgens Clark. Additionally, Audible is strategically aligned with Random House, Inc., with the first-ever imprint to produce spoken word content specifically suited for digital distribution, Random House Audible. We believe that our extensive audio content collection and our secure delivery system provide benefits to our customers, content providers, manufacturers of AudibleReady hand-held electronic devices and other companies, which distribute or promote our service.

 Benefits to Customers.

      Unlike the traditional ways consumers select, organize and consume spoken audio content, Audible customers can access content of their choice and listen when, where and how they want — whether commuting, exercising, relaxing or sitting at their personal computers.

      Selection. At our Web site, audible.com®, customers can browse and purchase from a large and diverse collection of readily available premium spoken audio content, most of which is currently available in digital format for Internet distribution only through us either pursuant to exclusive arrangements or because, to our knowledge, no one else currently has or is exploiting these rights. Our collection currently includes over 5,000 digital audiobooks in a wide variety of categories. We are the only source of timely digital audio editions of leading newspapers and selected periodicals. We also offer popular and special interest radio programming, including interviews, commentaries and talk radio. Our collection also contains selections that are difficult to find or may not otherwise be readily or conveniently available to customers, such as lectures, speeches and works developed exclusively for Audible.com. We have over 12,000 of these other audio selections in addition to our audiobooks.

      Convenience. Audible.com provides customers with one-stop shopping for their premium digital spoken audio. Our customers can browse and sample spoken audio selections through our easy to navigate Web site. Our customers can enroll in AudibleListener™, a monthly subscription program entitling customers to download content of their choice, purchase bundled packages of selected audio titles as well as choose automated delivery of timely audio content on a subscription basis. Unlike traditional and online bookstores, which are subject to physical inventory constraints and shipping delays, we provide a service that is readily available in digital format and can be quickly delivered over the Internet directly to our customers.

      Listening Experience. Unlike terrestrial and satellite radio, which offer limited programming and no ability for the listener to control broadcast times, our service enables customers to take greater control of their time and their listening experience. Customers choose to listen to what they want, when and where they want. Additionally, customers can choose from five different fidelity options for their listening. Our service also allows customers to skip between selections or individual articles or chapters within selections. Customers can pause and resume listening where they left off and can “bookmark” multiple sections of content, rather than be constrained by the rewind and fast forward functions of cassette tape players.

      Mobility. We offer our customers a choice of listening options tailored to their lifestyle. Customers can listen to their audio with an AudibleReady digital audio device, using a CD player, via an automobile jukebox or from their audio equipped desktop computer.

      Value. We provide customers with what we believe is a terrific value proposition in our AudibleListener program, where for a fixed monthly fee, the customer can download programs of their choice. Individual titles are typically priced 35% less than the same audiobook on cassette or CD, and if purchased within the AudibleListener® membership plan, discounts compared to cassette or CD move into the 60% range.

 Benefits to Business Affiliates.

      We help content creators, device manufacturers and other companies that distribute our products or promote our service to their customers to create incremental sources of revenue by aggregating premium audio content and providing a widely-accepted system for digital spoken audio distribution.

      Content creators. We provide a new source of revenue for publishers of newspapers, magazines, journals, newsletters, professional publications and business information and producers of radio broadcasts by creating a new market for content that is too timely for distribution on cassette tape or compact disc and generally too specialized for widely-broadcast radio programs. Additionally, our electronic delivery service offers publishers of audiobooks a new distribution channel for their existing audiobook content. In a strategic alliance with Random House, Inc., Random House Audible has been established as a publishing imprint of Random House, Inc.’s Random House Audio Publishing Group Division. All titles published by the imprint will be distributed exclusively on the Internet by Audible.

      Older publications, including archived or out-of-print content, when converted to digital audio form, can also provide additional revenue while incurring relatively low costs for storing and delivering electronic inventory. Our solution has the benefit of reducing the risk of audio files being copied without authorization by employing a system designed to limit playback of audio files to specifically identified personal computers and digital audio players. Unlike the new online music services, as of December 31, 2002, Audible was the only commercially viable source on the Internet that provided secure audio downloads for listening on portable digital audio players.

      CD burning software providers. Leading CD burning software providers have agreed to support and promote the capability for Audible customers to burn the content they purchase to CD for playback in portable CD players or in CD players installed in automobiles. These CD burning software providers usually receive a percentage of revenue Audible receives from customers who burn their content to CD.

      Device manufacturers. Major manufacturers of audio-enabled digital players, such as Apple Corp., Handspring, Compaq Computer Corporation, Hewlett-Packard, Kenwood, and Palm, have agreed to support and promote the secure playback of our content on their devices. SONICblue Incorporated’s Rio Audio Group has agreed to promote our service with its Rio 500, 600, 800 and 900 hand-held digital audio players. The PhatNoise Car Audio System, among the first high-capacity media jukeboxes designed specifically for automobiles, is capable of playing content purchased from Audible. Our service provides these manufacturers with an attractive application that takes advantage of the audio capability of their digital audio devices, which may in turn, increase their sales. In most cases, these manufacturers also receive a percentage of the revenue generated over a specified period of time by each new Audible customer referred by them. Such costs are recorded in sales and marketing expense.

      We also sell our own hand-held digital audio player called the Otis™. The Otis is manufactured to our specifications and sold to customers on our website. Marketing the Otis gives Audible the added flexibility of pricing, inventory control and special sales opportunities.

      Companies, which distribute our products or promote our service. We have entered into marketing agreements with Apple Corp., Roxio, Palm, Toshiba, Cox Communications, Amazon.com, Microsoft, The New York Times Company and Dow Jones (The Wall Street Journal) to promote our content to their customers, either directly or indirectly. In return, we have access to additional distribution outlets. We have agreed with these companies to compensate them from sales of our content to their customers.

Our Strategy

      Our objective is to enhance our position as the leading provider of subscription based, Internet-delivered, premium spoken audio content to the extent our cash flow permits. Key elements of our strategy to achieve this goal include:

     Increase brand awareness.

      We seek to make “Audible” a recognizable brand. We continue to use the AudibleReady® brand to signify that a player is enabled to play back Audible content. We are continuing to enhance brand awareness of the Audible service and increase visitors to our Web site by expanding our marketing efforts through online initiatives as well as co-marketing agreements. Online initiatives include a wide range of promotion vehicles that we use to communicate with existing customers as well as prospective customers. We also have a well-developed “customer-get-customer” program. Our co-marketing agreements and business relationships with cable television operators, CD burning software providers, our retail partners, Amazon.com and AudibleReady® player manufacturers are key elements of our plans to make potential customers aware of, and to encourage them to try our service. We continue to seek to enter into agreements with content providers as well as owners of Internet portals, destinations and commerce sites to promote co-branded services to Internet users.

     Expand content collection.

      We plan to acquire more Internet distribution rights to digital audio versions of books, newspapers, radio broadcasts, magazines, journals, newsletters, conferences, seminars, performances, lectures and speeches. With selected content providers, we plan to create additional timely digital audio editions of newspapers, periodicals and other content not otherwise available to consumers in audio format. We intend to continue to differentiate our service by expanding our collection of exclusive, original and topic-specific content, building a collection unconstrained by traditional physical inventory concerns.

     Enable additional electronic devices, wireless phones and systems to be AudibleReady®.

      We intend to continue to work with the manufacturers of hand-held electronic devices to support and promote the playback of Audible content on their players. We also seek to make AudibleReady® future generations of audio players that use the MP3 audio format, a digital compression format that is currently used primarily for music playback. We are seeking to expand the AudibleReady® program to include other mobile players, such as wireless phones, other hand-held computing devices as they become audio-enabled, and automobile-based media jukeboxes and personal computers. We continue to offer a packaged software library to partners who wish to add Audible support to their desktop end-user audio management application.

     Continue to improve the customer experience.

      We intend to make the Audible service increasingly easy for customers to use and personalize. We intend to take advantage of the flexibility of our online distribution system to offer a variety of selections, pricing and subscription models designed to maximize customer satisfaction and to generate recurring revenue. We continue to enhance audible.com® to make it easier for customers to find specific selections and to actively suggest selections that might be of interest to them based on their prior purchasing patterns. We also are enhancing our AudibleManager® software to make it simpler for customers to manage their personal audio content selections and automate downloads and transfers of content to mobile players. We provide customer service via telephone and email.

The Audible Service

      Audible’s integrated spoken audio delivery service includes five components: (1) our Web site, audible.com®; (2) our collection of digital audio content; (3) our software for securing, downloading, managing, scheduling and playing audio selections; (4) a variety of AudibleReady® players; and (5) other services.

     Audible.com®.

      Our Web site, audible.com®, delivers a large and diverse selection of premium digital spoken audio content in a secure format through the Internet. At audible.com®, visitors can browse, search for, sample, purchase, subscribe to, schedule, stream and download digital audio content. Customers can also contribute reviews and rate the content at www.audible.com, which other customers may use as part of their purchasing decision. One hour of spoken audio in our Format 1, requires about two megabytes of storage, takes approximately 12-15 minutes to download to a personal computer using a 28 kbps modem, approximately eight minutes using a 56 kbps modem or approximately ten seconds using a high speed Internet connection, and less than one minute to transfer the content from the personal computer to an AudibleReady® player. Customers are offered up to five different fidelity options, allowing them to trade off between fidelity and speed of download from the Internet. According to The Wall Street Journal, more than 15 million American households have broadband connections. Veronis Suhler projects that by 2005, 68.4 million U.S. households will be online and that by 2006, 41% of online households will subscribe to a broadband Internet connection.

     Digital audio content.

      We currently offer more than 5,000 digital audiobooks and more than 12,000 other audio selections comprising over 34,000 hours of digital spoken audio content, segmented in four categories:

•	Audiobooks. We offer a wide selection of audiobooks. We offer both abridged (typically three to ten hours long) and unabridged (typically five to 20 hours long) versions of books, read by the authors or by professional narrators.

•	Timely audio editions of print publications. Our service enables the timely distribution of audio editions of newspapers and periodicals previously available only in print. We offer a 40-minute daily audio edition of The New York Times and selected audio content from The Wall Street Journal. We also offer audio editions of Forbes, Scientific American, Science News, Harvard Management Update, Harvard Health Letter, and others.

•	Radio broadcasts. We offer popular and special-interest public radio programs shortly after they are originally broadcast so our customers have the flexibility to listen to these programs when and where they want. We offer audio versions of broadcasts such as Fresh Air, Marketplace, This American Life, The News from Lake Wobegon, Car Talk, and Science Friday.

•	Lectures, speeches, performances and other audio. We offer a broad selection of lectures, speeches, dramatic and comedy performances, educational and self-improvement materials, religious and spiritual content and other forms of spoken audio, many of which are difficult to find from any other source. We also offer specialty content created exclusively for audible.com®, for example, programs featuring actor Robin Williams.

      We currently have licensed Internet distribution rights to audio content from more than 125 publishers, producers of radio content and other content creators. Our license agreements are typically for terms of one to three years, and many provide us with exclusive Internet distribution rights. Under most licensing arrangements, we pay the content creator a portion of the revenue we receive. In some of our current arrangements, we also pay a guaranteed advance against the content creator’s revenue share.

      In most cases, we license audio recordings from publishers and content creators. In other cases, such as with The New York Times and The Wall Street Journal, we record and produce audio versions from the print publications. In all cases, we convert the audio into our compressed, secure, digital format.

     Audible software.

      Our software consists of AudibleManager® for downloading, managing, scheduling and playing audio selections and AudiblePlayer® for Pocket PC personal digital assistants (PDA’s) and for Palm OS5 PDA’s.

      AudibleManager® enables our customers to download and listen to digital spoken audio content and transfer it to an AudibleReady® player for mobile playback. AudibleManager™ implements Audible’s system for ensuring that downloaded content is playable by authorized players and devices. AudibleManager® can also be used to organize individual selections, to specify listening preferences, to manage delivery options for subscriptions, and burn purchased audio to CDs. Selections that exceed playback time limitations on a customer’s hand-held electronic device can be listened to over successive sessions by reconnecting the player to the customer’s personal computer and initiating a synchronization command that automatically replaces the sections that have been played with new content.

      Our AudiblePlayer® software enables users of hand-held PDA’s to control and customize their listening experience. Unlike cassette tape, AudibleReady® players allow fast navigation of the content through section markers and bookmarks that can be set by the user. Users can skip between selections, individual articles or chapters, effectively allowing them to control the listening experience.

     AudibleReady® devices.

      AudibleReady® players are personal computers and other electronic devices that have a speaker or an audio output jack and can play back our audio content. The AudibleManager® and AudiblePlayer®software enable these devices to receive and play back Audible content and are available for download from audible.com®. Several player manufacturers have bundled the AudiblePlayer® software with their devices. The audio output jack of these players can work with headphones or a cassette adaptor to enable the content to be played through a car stereo system. Audible customers may also burn their audio to audio compact discs for listening through a CD player. Apple iTunes3 incorporates AudibleReady®features to enable owners of the Apple iPod and the Audible Otis to download and listen to spoken audio from Audible using their Apple computer.

      We have formed co-marketing relationships with a number of consumer electronics and computer companies to promote AudibleReady® electronic devices and our content to consumers. The device manufacturers are generally required to promote the Audible service through a variety of means, which may include (1) displaying the AudibleReady® logo on their players, (2) displaying the AudibleReady® logo on the outside of the player package, (3) including our brochures inside the player package and (4) referring to Audible and AudibleReady® in their brochures and manuals. In most cases, the device manufacturers receive a percentage of the revenue related to the content purchased by owners of their AudibleReady® players. These revenue sharing arrangements typically last a period of time from the date the device owner becomes an Audible customer.

      We have a co-marketing agreement with Roxio, under which its CD burning software has been made capable of burning content purchased from Audible onto CDs. Under this agreement, Roxio will promote the Audible service. Audible will pay Roxio a percentage of the revenue collected from customers who begin using the Audible service as a direct result of the software company’s marketing efforts.

     Other services.

      We also provide the Audible® service to over 50 public library and school library systems .

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

      We compete with (1) traditional and online retail stores, catalogs, clubs and libraries that sell, rent or loan audiobooks on cassette tape or compact disc, (2) Web sites that offer streaming access to spoken audio content using tools such as the RealPlayer or Windows Media Player and (3) other companies offering other pay-to-listen audio services, such as satellite radio.

      Audiobooks on cassette tape or compact disc have been available from a variety of sources for a number of years. Traditional bookstores, such as Borders and Barnes & Noble, and online bookstores, such as barnesandnoble.com offer a variety of audiobooks. The Audio Book Club offers discounted audiobooks by mail order. MediaBay offers a small number of digital downloads of spoken audio. Rental services, such as Books on Tape, offer low pricing for time-limited usage of audiobooks, and libraries loan a limited selection of audiobooks. One or more of these competitors might develop a competing electronic service for delivering audio content.

      Competition from Web sites that provide streaming audio content is intense and is expected to increase significantly in the future. Online music services such as Pressplay, MusicNet, Listen.com and Full Audio offer a wide selection of streaming and downloadable music content. These companies and portal companies including America Online, Yahoo! or MSN may in the future compete directly with us by selling premium spoken audio content for digital download.

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

      Many of these companies have significantly greater brand recognition and financial, technical, marketing and other resources than we do. We also expect competition to intensify and the number of competitors to increase significantly in the future as technology advances providing alternative methods to deliver digital audio content through the Internet, satellite, wireless data, digital radio or other means.

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

      We hold nine patents and have filed several continuations cases containing multiple claims covering and further expanding various aspects of the Audible system. We do not know if the other pending patents will ever be issued and, if issued, if they will survive legal challenges. Legal challenges to our patents, whether successful or not, may be very expensive to defend.

      We have applied for registration in the United States of several of our trademarks and service marks, including but not limited to “Audible Entertainment”, “Audible Entertainment Network”, “AudibleListener”, “Audible Hear, There, and Everywhere”, and “Who You Gonna Listen To”. “Audible”, “audible.com”, “AudibleManager” “AudibleReady” and “AudiblePlayer®” have been registered. We do not know if all of these marks will be registered or that we will effectively protect the use of these names. In addition, we have begun to take affirmative steps to protect our trademarks outside of the United States and effective trademark, service mark, and copyright protection is not necessarily available in every country in which our services are available online.

      We also license some of our intellectual property to others, including our AudibleReady® technology and various trademarks and copyrighted material. While we attempt to ensure that the quality of our brand is maintained, others might take actions that materially harm the value of either these proprietary rights or our reputation.

      We license technology from others, including elements of our compression-decompression technology that we incorporate into the Audible® system. If these technologies become unavailable to us, we would need to license other technology, which would require us to redesign our system and recode our content. Although we are generally indemnified against claims that technology licensed by us infringes the intellectual property rights of others, such indemnification is not always available for all types of intellectual property and proprietary rights and in some cases the scope of such indemnification is limited. Even if we receive broad indemnification, third party indemnitors may not have the financial resources to fully indemnify us in the event of infringement, resulting in substantial exposure to us. We cannot assure you that infringement or invalidity claims arising from the incorporation of this technology, resulting from these claims, will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential redevelopment costs and delays, all of which could materially adversely effect our business, operating results and financial condition.

General

      We were incorporated in 1995 in the State of Delaware and commenced commercial operations in 1997. Our principal offices are located at 65 Willowbrook Boulevard, Wayne, NJ 07470. Our telephone number is (973) 837-2700.

Employees

      As of December 31, 2002, we had a total of 65 full-time employees; 13 in production, 29 in sales and marketing which includes 19 in customer support, 20 in development, and three in general and administrative.

Item 2.     Properties.

      Our principal administrative, sales and marketing, research and development and production facility is located at 65 Willowbrook Boulevard, Wayne, New Jersey, 07470, where we lease approximately 22,000 square feet. Our lease expires on June 30, 2003. Prior to the expiration date we expect to negotiate a new lease extension.

Item 3.     Legal Proceedings.

      On May 21, 2001, a complaint was filed in the District Court of Larimer County, Colorado on behalf of a plaintiff who is under indictment for attempted fraud and extortion against Audible, Inc. in early 2000. The Complaint alleged breach of contract, promissory stoppel, fraud, unjust enrichment, breach of duty of good faith and fair dealing, and “outrageous conduct” based on “negotiations” conducted over the Internet with the assistance of the FBI in order to locate and arrest the plaintiff. The damages sought include the items negotiated for (approximately $107,000 in value), attorney’s fees and costs, exemplary damages in an unspecified amount, and punitive damages. Audible has noticed the removal of the case to the Federal District Court for Colorado based on diversity jurisdiction. The plaintiff agreed to dismiss his case with prejudice based on the claims we made in our Answer to the complaint and the final dismissal order was issued on October 2, 2001 at no cost to the Company.

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

      Our common stock was traded on the Nasdaq National Market under the symbol “ABDL” from our public offering on July 16, 1999 through August 6, 2002, at which time we moved to the Nasdaq Small Cap Market. On February 18, 2003 our stock began trading on the Over-the-Counter Market (OTCBB) under the symbol “ADBL.OB”. Prior to July 16, 1999, there was no established public trading market for any of our securities.

      On October 29, 2002, we received a Nasdaq Listing Qualifications letter advising us that our stock had closed below the $1.00 per share requirement for the last 180 consecutive trading days. On November 27, 2002, we received notification from Nasdaq that we did not comply with the shareholders’ equity/market value of listed securities/net income requirement, as set forth in Nasdaq Marketplace Rule 4310(c)(2)(B). On December 19, 2002, we attended an oral hearing before the Nasdaq Listing Qualifications Panel. On January 13, 2003 the Nasdaq Listing Qualifications Panel granted us an exception through February 18, 2003. The exception required us to demonstrate a minimum bid price per share and a minimum amount of shareholders’ equity in order to maintain our stock listing on the Nasdaq SmallCap Market. We concluded that it would not be in the best interest of our shareholders to take the steps required to meet these minimums. As a result, we notified Nasdaq that we would not meet these minimums and on February 18, 2003 our stock began trading on the OTCBB.

      The following table sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock as reported on the Nasdaq National Market, Nasdaq Small Cap Market or Over-the-Counter BB.

	High	Low

2001
First Quarter	$1.78	$0.41
Second Quarter	1.40	0.62
Third Quarter	0.68	0.34
Fourth Quarter	0.80	0.36

2002
First Quarter	$1.46	$0.75
Second Quarter	0.85	0.32
Third Quarter	0.52	0.30
Fourth Quarter	0.55	0.27

2003
First Quarter (through March 20, 2003)	$0.35	$0.20

      On March 20, 2003, the last reported sale price of our common stock was $0.28 per share. As of March 20, 2003, we had approximately 190 stockholders.

      We have never paid or declared any cash dividends on our common stock. Our present policy is to retain any earnings to finance the growth and development of the business and, therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

      From January 2002 through December 2002, we sold and issued the following unregistered securities:

      In January 2002, in connection with a services agreement, we issued a warrant to purchase 6,000 shares of common stock at a price of $0.46 per share, which expires January 1, 2007.

      In February 2002, in connection with a services agreement, we issued a warrant to purchase 5,000 shares of common stock at a price of $0.88 per share, which expires February 22, 2007.

      In February 2002, in connection with a services agreement, we issued a warrant to purchase 2,500 shares of common stock at a price of $0.85 per share, which expires February 28, 2007.

      In June 2002, in connection with a services agreement, we issued a warrant to purchase 5,000 shares of common stock at a price of $0.50 per share, which expires June 4, 2007.

      In June 2002, in connection with a services agreement, we issued a warrant to purchase 6,000 shares of common stock at a price of $0.32 per share, which expires June 28, 2007.

      In August 2002, in connection with a services agreement, we issued a warrant to purchase 6,000 shares of common stock at a price of $0.45 per share, which expires August 2, 2007.

      In September 2002, in connection with a services agreement, we issued a warrant to purchase 6,000 shares of common stock at a price of $0.40 per share, which expires September 3, 2007.

      In October 2002, in connection with a services agreement, we issued a warrant to purchase 6,000 shares of common stock at a price of $0.32 per share, which expires October 1, 2007.

      In November 2002, in connection with a technology license, we issued 50,000 shares of common stock.

      In November 2002, in connection with a services agreement, we issued a warrant to purchase 6,000 shares of common stock at a price of $0.55 per share, which expires November 1, 2007.

      In December 2002, in connection with a services agreement, we issued a warrant to purchase 6,000 shares of common stock at a price of $0.46 per share, which expires December 2, 2007.

      The above securities were offered and sold by us in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering.

Item 6.	Selected Financial Data.

      The selected financial data set forth below should be read in conjunction with the financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information appearing elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 2001 and 2002 and for the years ended December 31, 2000, 2001 and 2002, are derived from, and are qualified by reference to, our audited financial statements included elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 1998, 1999 and 2000, and for the years ended December 31, 1998 and 1999 are derived from our audited financial statements not included in this Form 10-K.

Selected Financial Data

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands, except per share data)
Statement of operations data:
Revenue, net:
Consumer content	$84	364	$1,443	$5,143	$10,940
Services	48	114	576	884	348
Bulk content	—	—	500	1,435	—

Total content and services	132	478	2,519	7,462	11,288
Hardware	244	314	1,273	1,293	932
Other	—	951	757	316	150

Total revenue, net	376	1,743	4,549	9,071	12,370

Operating expenses:
Cost of content and services revenue	372	812	3,668	4,902	4,970
Cost of hardware revenue	556	308	2,572	2,858	2,718
Production	1,639	3,397	6,458	5,636	3,882
Development	1,642	2,680	4,444	3,322	2,271
Write-down related to hardware business	952	—	—	—	—
Sales and marketing	1,453	6,109	16,052	15,187	12,468
General and administrative	1,838	3,015	5,548	4,727	3,647

Total operating expenses	8,452	16,321	38,742	36,632	29,956

Loss from operations	(8,076)	(14,578)	(34,193)	(27,561)	(17,586)
Other (expense) income, net	(62)	1,102	1,602	565	85

Loss before state income tax benefit	(8,138)	(13,476)	(32,591)	(26,996)	(17,501)
State income tax benefit	—	—	316	327	314

Net loss	$(8,138)	$(13,476)	$(32,275)	$(26,669)	$(17,187)
Accrued dividends on redeemable preferred stock	—	—	—	(1,049)	(1,366)

Net loss applicable to common shareholders	$(8,138)	$(13,476)	$(32,275)	$(27,718)	$(18,553)

Basic and diluted net loss per common share	$(1.15)	$(0.85)	$(1.21)	$(1.03)	$(0.61)
Weighted average common shares outstanding	7,097	15,890	26,644	26,918	30,508

	As of December 31,

	1998	1999	2000	2001	2002

Balance sheet data:
Cash and cash equivalents	$10,526	$12,030	$14,149	$7,628	$2,822
Short-term investments	—	24,404	1,957	—	—
Total assets	12,147	39,926	20,732	10,999	4,608
Noncurrent liabilities	1,688	538	713	220	135
Redeemable preferred stock	27,725	—	—	10,319	12,290
Total stockholders’ (deficit) equity	(19,529)	4,578	14,593	(5,549)	(13,326)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

      We are the leading provider of subscription based, premium spoken audio content, such as audio versions of books, newspapers, newsletters, magazines and radio programs, that is delivered over the Internet. The Audible service allows consumers to purchase and download content from our Web site www.audible.com®. Our customers listen to their audio in a variety of ways. Most of our customers download their audio to personal computers and then either transfer the audio to portable digital audio players or burn the content to CDs for playback on their CD players. We were incorporated in 1995, commenced commercial operations in October 1997, and through March 31, 1999, we were in the development stage for financial reporting purposes. Subsequent to March 31, 1999, we substantially completed our development efforts in establishing our business and accordingly no longer consider ourselves a development stage company.

      We offer customers the opportunity to subscribe to AudibleListener®, a monthly audio service. For a fixed monthly fee, AudibleListener® customers may download their choice of programs from our Web site. More than 34,000 hours of audio content, much of which is available in digital audio format only at www.audible.com®, is currently available on our Web site. We also sell at our web site our own digital audio player under the brand name of Otis®, which is manufactured to our specifications in Korea. Customers can also access content products sold by Audible through www.amazon.com. Several manufacturers, including Apple Corp., Palm, Hewlett-Packard, Sony Electronics, Kenwood, Handspring, Franklin Electronic Publishers, Digisette, LLC., and SONICblue Incorporated’s Rio Audio Group, have agreed to support and promote the playback of our content on their hand-held electronic devices by including our Audible software on their devices. We have added a CD burning feature to the Audible service, enabling our customers to listen on their CD players.

      Revenue from the sale of audio content and services has increased in each of the last four quarters. Over 225,000 customers have purchased content from our Website.

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

      In November 1998, we entered into an agreement with Microsoft Corporation (“Microsoft”), one of our stockholders, to integrate some of our products, grant various rights and licenses and provide for Microsoft to be paid future royalties for content distributed as a result of the customized software developed under the agreement. Microsoft has paid us the minimum committed payments of $2,000,000 to integrate products and acquire various products, rights and licenses. Microsoft advanced us $1,500,000 of the total $2.0 million in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. We allocated $50,000 of this advance to certain business development work that was recognized as a reduction of general and administrative expense during

2001. The remaining $1,450,000 of this advance was recognized as revenue on a straight-line basis which began in the quarter ended June 30, 1999 through the initial term of the agreement which ended in the second quarter of 2001. During the years ended December 31, 2000 and 2001, $757,000, and $252,000, respectively, of this advance was recognized as other revenue. No revenue from this agreement was recognized in the year ended December 31, 2002. The balance of the $2.0 million in committed payments was received during the year ended December 31, 1999, as Audible (i) performed technology integration services for which we recognized other revenue of $200,000, (ii) delivered a license for certain technology rights for which we recognized other revenue of $250,000, and (iii) delivered 300 Audible MobilePlayers for which we recognized hardware revenue of $50,000.

      We are party to several joint marketing agreements with device manufacturers such as Apple, Palm, Hewlett-Packard, Sony Electronics, Kenwood, and SONICblue Incorporated’s Rio Audio Group. Under these agreements, device manufacturers receive a portion of the revenue generated over a specified period of time by each new Audible customer referred by them through the purchase of a new player. For example, a purchaser of Compaq’s hand-held electronic device is able to use the device and our AudibleManager software to access audible.com and download content. Compaq receives a percentage of the revenue related to content downloaded by this customer. These revenue sharing arrangements typically last one or two years from the date the player user becomes an Audible customer.

      In January 2000, we entered into two agreements with Amazon.com. We became the exclusive provider of digital spoken audio to Amazon.com, as defined in the Co-Branding, Marketing and Distribution Agreement, as amended. During the three-year term of this agreement, in consideration for certain services, Amazon is entitled to $22,500,000 plus a specified percentage of revenue earned over a threshold amount in addition to common stock warrants. Under the Securities Purchase Agreement dated January 30, 2000, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. The first $20,000,000 in payments due to Amazon.com under the amended Co-Branding, Marketing and Distribution Agreement, were offset against the $20,000,000 in consideration due to Audible for the purchase of common stock and no cash was exchanged. Of the remaining $2,500,000 due in cash to Amazon.com under the agreement, $1,000,000 has been paid through December 31, 2002 while the remaining $1,500,000 which was due in 2002 remains unpaid. Resolution of this remaining obligation is currently under discussion between Amazon.com and Audible.

      In May 2000, we entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement with Random House to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint will be distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from us for $1,000,000. Over the term of the agreement, we were to contribute towards the funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment we agreed to issue 1,250,000 shares of Series B Convertible Preferred Stock. Through December 31, 2002, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004. On February 10,2003 the agreement was further amended so that we no longer are required to pay the $1,500,000 imprint fees that were due in 2003 and 2004.

      In February 2001, Microsoft purchased 2,666,666 shares of Audible Series A Redeemable Convertible Preferred stock for $10,000,000 at a per share price of $3.75. Each share of preferred stock may be converted into four shares of common stock (equivalent to a price of $.9375 per share, which was greater than the common stock price at the date of grant, therefore, no beneficial conversion feature is associated with these preferred shares), subject to adjustment under certain conditions. The Series A Redeemable Convertible Preferred stock is convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at a annual rate of 12% in either additional preferred shares or in cash at our option. On the fifth anniversary of the original issue date, we are required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends.

      In February 2002, Special Situations Funds purchased 4,069,768 shares of common stock for $3,500,000 at a per share price of $0.86. We received proceeds net of direct costs, of $3,159,000. In connection with this transaction, we issued warrants to purchase an additional 1,220,930 shares of common stock. The warrants are exercisable at a price of $1.15 anytime prior to the fifth anniversary of the issue date. We may demand the warrantholder exercise its rights in the event that the closing bid price of a share of our common stock exceeds $2.30 for twenty consecutive trading sessions.

Results of Operations

      The following table sets forth certain financial data as a percentage of total revenue during 2000, 2001 and 2002.

	Year Ended December 31,

	2000	2001	2002

Revenue, net:
Consumer content	32%	56%	88%
Services	12	10	3
Bulk content	11	16	—

Total content and services	55	82	91
Hardware	28	14	8
Other	17	4	1

Total revenue, net	100%	100%	100%

Operating expenses:
Cost of content and services revenue	81	54	40
Cost of hardware revenue	56	32	22
Production	142	62	31
Development	98	37	18
Sales and marketing	353	167	101
General and administrative	122	52	30

Total operating expenses	852	404	242

Loss from operations	(752)	(304)	(142)

Other income (expense):
Interest income	36	6	1
Interest expense	(1)	—	—

Total other (income) expense	35	6	1

Loss before state income tax benefit	(717)	(298)	(141)
State income tax benefit	7	4	2

Net loss	(710)%	(294)%	(139)%
Accrued dividends on redeemable preferred stock	—	(12)	(11)

Net loss applicable to common shareholders	(710)%	(306)%	(150)%

     2002 Compared to 2001

      Total revenue, net. Total revenue for 2002 was $12,370,000, as compared to $9,071,000 for 2001, an increase of $3,299,000, or 36%.

      Total content and services revenue. Total content and services revenue for 2002 was $11,288,000, as compared to $7,462,000 for 2001, an increase of $3,826,000, or 51%.

      Consumer content. Consumer content revenue for 2002 was $10,940,000, as compared to $5,143,000 for 2001, an increase of $5,797,000, or 113%. This increase was primarily the result of our increased customer base as well as the effect of an increase in the prices of our AudibleListener® Memberships.

      Services. Services revenue for 2002 was $348,000, as compared to $884,000 for 2001, a decrease of $536,000, or 61%. This decrease was primarily the result of fewer corporate projects.

      Bulk content. Bulk content revenue for 2001 consisted of one cash bulk content sale of $150,000 and four barter bulk content sales totaling $1,285,000. There were no bulk content sales during 2002.

      Hardware. Hardware revenue for 2002 was $932,000, as compared to $1,294,000 for 2001, a decrease of $362,000, or 28%. Hardware revenue decreased as a result of providing our customers with an Audible Otis “free of charge” when the customer signed up for a one year commitment to AudibleListener® Membership.

      Other. Other revenue for 2002, was $150,000, as compared to $316,000 for 2001. Other revenue decreased as a result of the end of the amortization in April 2001 of the advance from Microsoft relating to granting Microsoft the right to distribute software platforms to enable users to access and use Audible content. Other revenue for 2002 included revenue earned from our profit participation from hard copy sales of products in connection with our Random House Audible agreement. Other revenue in both years also included royalties earned from a license granted for certain technology rights to a device manufacturer.

     Operating expenses.

      Cost of content and services revenue. Cost of content and services revenue includes the royalties that we pay publishers, as well as the amortization of publisher royalty advances and equity securities issued in connection with Random House Audible. Cost of content and services revenue was $4,970,000, or 44% of content and services revenue, for 2002, as compared to $4,902,000, or 66% of content and services revenue, for 2001. Included in cost of content and services revenue for 2001, was a charge of $709,000 to reflect the net realizable value of royalty advances, as compared to a charge of $80,000 for 2002. Cost of content and services revenue as a percentage of content and services revenue decreased for 2002 due to the reduction in unrecoupable royalty advances.

      Cost of hardware revenue. Cost of hardware revenue was $2,718,000, or 292% of hardware revenue, for 2002, as compared to $2,858,000, or 221% of hardware revenue, for 2001. This decrease was primarily due to reduced unit costs of hand-held electronic devices in 2002 versus 2001. The increase in cost of hardware revenue as a percentage of hardware revenue was due to providing more customers with and Audible Otis “free of charge” when the customer signed up for a one year commitment to AudibleListener®.

      Production expenses. Production expenses are primarily related to hosting and bandwidth costs incurred in the operation of www.audible.com. Production expenses also include staff costs related to Web site operations, audio production and content acquisition. Production expenses were $3,882,000 for 2002, as compared to $5,636,000 for 2001, a decrease of $1,754,000, or 31%. This decrease was primarily due to a reduction in personnel costs and reduced outside services as a result of our streamlining initiative of July 23, 2001.

      Development. Development costs are primarily staff expenses related to our information technology and Web site infrastructure. Development costs were $2,271,000 for 2002, as compared to $3,322,000 for 2001, a decrease of $1,051,000, or 32%. This decrease was primarily due to a reduction in outside consultants as well as reduced personnel cost as a result of our streamlining initiative of July 23, 2001 offset in part by expenses associated with a technology license.

      Sales and marketing. Sales and marketing expenses were $12,468,000 for 2002, as compared to $15,187,000 for 2001, a decrease of $2,719,000, or 18%. This decrease was due to a reduction in certain advertising costs such as advertising received in connection in barter transactions, web related advertising, tradeshow expenses, warrant charges in connection with a services agreement, reduced personnel costs as well as expenses recognized in connection with our Co-Branding, Marketing and Distribution Agreement with Amazon.com.

      General and administrative. General and administrative expenses include legal fees, audit fees, public company expenses, the Company paid portion of medical plan costs, staff costs, insurance, postage, rent, leasehold improvement amortization and telephone costs. General and administrative expenses were $3,647,000 for 2002, as compared to $4,727,000 for 2001, a decrease of $1,080,000, or 23%. This decrease was primarily due to a reduction in personnel costs as a result of our streamlining initiative of July 23, 2001 offset in part by higher professional fees.

      Other income, net. Other income, net in both periods consisted of interest income offset by interest expense. Interest income was $85,000 for 2002, as compared to $575,000 for 2001, a decrease of $490,000. This decrease was due to less interest income being earned from lower cash and cash equivalent balances available. No interest expense was recognized for 2002, as compared to $10,000 for 2001. This decrease was the result of the expiration of the capital leases entered into for capital equipment.

      State income tax benefit. As a result of selling certain of our New Jersey state income tax loss benefits for cash the Company realized $314,000 in state income tax benefit for 2002, as compared to $327,000 for 2001. Both of these benefits are unique and cannot be considered recurring.

      Accrued dividends on redeemable preferred stock. Accrued dividends on redeemable preferred stock was $1,366,000 for 2002 as compared to $1,049,000 for 2001. This increase was due to the 12% dividends payable to Microsoft as a result of Microsoft’s purchase of 2,666,666 shares of our Series A Redeemable Convertible Preferred Stock in February 2001 as well as additional shares being outstanding during 2002. We have elected to pay dividends due by issuing additional stock rather than by cash.

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

      Hardware. Hardware revenue for 2001 was $1,293,000, as compared to $1,273,000 for 2000, an increase of $20,000, or 2%. Hardware revenue increased due to selling over 23,000 AudibleReady® digital audio players in 2001, primarily the Rio 600, at a discount when the customer signed up for a one year commitment to AudibleListener®Membership, as compared to 11,000 in 2000.

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

     Operating expenses.

      Cost of content and services revenue. Cost of content and services revenue includes the royalties that we pay publishers, as well as the amortization of publisher royalty advances. Cost of content and services revenue was $4,902,000, or 66% of content and services revenue, for 2001, as compared to $3,668,000, or 146% of content and services revenue, for 2000. This increase in cost was primarily due to the royalties incurred on higher content and services revenue, an increase of $320,000 related obligations under our agreement with Random House, Inc. to create the Random House Audible imprint for twelve months in 2001 versus eight months in 2000, and an increase of $268,000 in the amortization of warrants issued to content providers. These increases were offset in part by approximately $700,000 in lower amortization of content agreement minimum guarantees because most of our content agreement minimum guarantees were fully amortized in 2001. In addition, in 2001 we recorded a charge of $669,000 to reflect the net realizable value of content agreement guarantees, as compared to a similar charge of $871,000 in 2000. In addition to lower amortization of content agreement minimum guarantees, cost of content and services revenue as a percent of content services revenue decreased to 66% in 2001 from 146% in 2000 as a result of reduced royalties on bulk content sales due to the product mix sold.

      Cost of hardware revenue. Cost of hardware revenue was $2,858,000, or 221% of hardware revenue, for 2001, as compared to $2,572,000, or 202% of hardware revenue, for 2000. This increase was primarily due to our selling more than twice as many digital audio players during 2001 than 2000, mostly offset by a significant reduction in the unit cost per player.

      Production expenses. Production expenses are primarily related to hosting and bandwidth costs incurred in the operation of www.audible.com. Production expenses also include staff costs related to Web site operations, audio production and content acquisition. Production expenses were $5,636,000 for 2001, as compared to $6,458,000 for 2000, a decrease of $822,000, or 13%. This decrease was primarily due to a reduction in personnel costs, decreased use of outside services and consultants, and a decrease of $200,000 in charges associated with the warrants issued in connection with the Microsoft agreement which expired in April 2001.

      Development. Development costs are primarily staff expenses related to our information technology and Web site infrastructure. Development costs were $3,322,000 for 2001, as compared to $4,445,000 for 2000, a decrease of $1,123,000, or 25%. This decrease was primarily due to a reduction in outside consultants as well as reduced personnel costs as a result of completing in early 2001 the upgrade of our Web site.

      Sales and marketing. Sales and marketing expenses were $15,187,000 for 2001, as compared to $16,052,000 for 2000, a decrease of $865,000, or 5%. This decrease was primarily due to a decrease of approximately $2,600,000 in expenses in connection with our Co-Marketing Agreement with Amazon.com as a result of the amendment signed in January 2002, offset in part by higher advertising costs associated with increased marketing efforts. Included in our 2001 advertising costs is $1,071,000 related to barter advertising. No barter transactions were completed during 2000.

      General and administrative. General and administrative expenses include legal fees, audit fees, public company expenses, the Company paid portion of medical plan costs, staff costs, insurance, postage, rent, leasehold improvement amortization and telephone costs. General and administrative expenses were $4,727,000 for 2001, as compared to $5,548,000 for 2000, a decrease of $821,000, or 15%. This decrease was primarily due to a reduction in personnel costs and decreased professional fees such as legal and recruiting expenses, offset in part by an increase in depreciation expense associated with leasehold improvements in our corporate offices and severance expenses recognized in 2001 in connection with our streamlining initiative.

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

      Accrued dividends on redeemable preferred stock. Accrued dividends on redeemable preferred stock was $1,049,000 for 2001. These dividends represent the 12% dividends payable to Microsoft as a result of

Microsoft’s purchase of 2,666,666 shares of our Series A Redeemable Convertible Preferred Stock in February 2001. During 2001 $318,902 in accrued dividends was paid by the issuance of additional Series A Redeemable Convertible Preferred Stock.

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	revenue recognition;

•	royalty expense;

•	warrants issued to non-employees in exchange for goods and services; and

•	employee stock-based compensation arrangements.

      Revenue Recognition: Our revenue is derived from three main categories: (1) content and services revenue, which includes consumer content, corporate services and bulk content sales; (2) hardware revenue; and (3) other revenue.

     Content and Services:

      Consumer content revenue consists of content sales made from our website. Revenue from the sale of individual content titles is recognized in the period when the content is downloaded and the customer’s credit card is processed. Revenue from the sale of content subscriptions is recognized pro rata over the term of the subscription period. Revenue from the sale of AudibleListener® memberships is recognized straight-line each month the customer participates in the program. Revenue from the sale of prepaid discounted content packages and gift programs are recognized the earlier of when the content is downloaded or expiration. Rebates are recorded as a reduction of revenue over the period in which the related revenue is recognized. Bad debt expense resulting from uncollectible credit card transactions is expensed as a component of general and administrative expenses. Bad debt expense has not been material. In addition, beginning in late 2001 our credit card authorization process is being conducted on a real-time basis, thereby increasing collectibility.

      Corporate service revenue consists of audio production services. Corporate service revenue is recognized as services are performed after the agreement has been finalized, the price is fixed, and collectibility is assured. Collectibility is based on past transaction history and credit worthiness of the customer. Under multiple element corporate arrangements, the fair value of different elements cannot usually be determined since we do not sell the items separately, therefore revenue is recognized on a straight-line basis over the term of the agreement.

      Bulk content revenue consisted of sales of negotiated numbers of downloadable rights of selected content material to entities for their distribution. Bulk content sales potentially allow for additional exposure of our products through distribution channels not normally available to us. Bulk content revenue is recognized after the agreement has been finalized, the price is fixed, collectibility is assured and the content is delivered via either CD-ROM or electronic transfer and accepted without further obligation on our part. Collectibility is based on past transaction history and credit worthiness of the customer.

      In 2001 the majority of our bulk content revenue was the result of barter transactions in which we exchanged bulk content for advertising. Revenue from barter transactions is recognized based on the fair value of the consideration surrendered or received, whichever is more readily determinable. Advertising received under barter arrangements is recognized in the period the advertising is broadcasted. There were no bulk content revenue transactions in 2002.

     Hardware:

      Hardware revenue consists of sales of AudibleReady digital audio players sold primarily at a discount or given away when a customer signs up for a one year commitment to our AudibleListener® Membership. For these multiple-element arrangements in which a customer signs up for a one year membership and receives an audio player, revenue is recognized using the residual method whereby the fair value of the undelivered content element is deferred until the content is delivered and the remaining revenue (if any) is recognized on the delivered hardware element. The discounted selling price of the hardware device reflects the subsidy that we incur to acquire a customer with a one year commitment to AudibleListener®. For players sold separately, hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling. Cost of hardware revenue, regardless of whether the player is bundled with a membership or sold separately, is recognized upon shipment.

     Other:

      Other revenue from our profit participation from hard copy sales of products in connection with our agreement with Random House is recognized upon receipt of the final sales data from Random House. Other revenue from a license granted for certain technology rights to a device manufacturer is recognized on a straight-line basis over the term of the agreement. Other revenue recognized in 2001 was in connection with our agreement with Microsoft, granting Microsoft the right to distribute software platforms enabling users to access and use Audible content which ended in April 2001. We recognized this revenue on a straight-line basis beginning in the quarter ended September 30, 1999 through the term of the agreement which ended in April 2001.

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

      Employee Stock-Based Compensation arrangements: Our 1999 Stock Incentive Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock based awards to employees. For options granted to new Audible employees as part of their compensation package, the exercise price is determined by the closing price of Audible’s stock on the day immediately proceeding the employees start date. For additional option grants made to existing employees, the exercise price is determined by the closing price on the day immediately proceeding the grant date. The majority of the options granted vest over a fifty month period and expire ten years from the date of the grant. We apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation — an Interpretation of APB Opinion No. 25,” in accounting for our stock-based compensation, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148. For options granted at an exercise price lower than the fair market value of the stock on the grant date, the intrinsic value is recorded as deferred compensation with a credit to additional paid-in capital and is expensed on a straight-line basis over the vesting term. If we had adopted the fair value-based method of accounting for stock-based compensation pursuant to SFAS No. 123, as amended by SFAS No. 148, compensation expense would increase.

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

      As of December 31, 2002, we had not entered into any derivative financial instruments, other financial instruments or derivative commodity investments that expose us to material market risk. We currently do not and do not plan to engage in derivative instruments or hedging activities.

      We have incurred significant losses since inception, and as of December 31, 2002, we had an accumulated deficit of $111,748,000. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in sales and marketing, content acquisition and production over the next several quarters.

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

      In February 2001, Microsoft purchased 2,666,666 shares of our Series A Redeemable Convertible Preferred stock for $10,000,000 at a per share price of $3.75. Each share of preferred stock may be converted into four shares of Common Stock, (equivalent to a price of $.9375 per share), subject to adjustment under certain conditions. The Series A Redeemable Convertible Preferred stock is convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at a annual rate of 12% either in additional preferred shares or in cash at our option. On the fifth anniversary of the original issue date, Audible is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends.

      In February 2002, Special Situations Funds purchased 4,069,768 shares of common stock for $3,500,000 at a per share price of $0.86. We received proceeds net of direct costs, of $3,159,000. In connection with this transaction, the we issued warrants to purchase an additional 1,220,930 shares of common stock. The warrants are exercisable at a price of $1.15 per share anytime prior to the fifth anniversary of the issue date. We may demand the warrantholder exercise its rights in the event that the closing bid price of a share of the our common stock exceeds $2.30 for twenty consecutive trading sessions.

      At December 31, 2002, our principal source of liquidity was $2,822,000 in cash and cash equivalents.

      At December 31, 2002, our principal commitments consisted of operating lease commitments, dividends payable to Microsoft in connection with the sale of Series A Redeemable Convertible Preferred Stock, contractual commitments with content providers and commitments under our agreement with Amazon.com.

      The following table shows future payments due under our commitments and obligations as of December 31, 2002 and incorporates the February 10, 2003 amendment to our Random House agreement.

		(1)
		Dividends	(2)
		payable	Redemption of
		Microsoft	Microsoft
		Series A	Series A
		Redeemable	Redeemable	Payments	(3)	(4)
		Convertible	Convertible	due	Payments	Payments
	Operating	Preferred	Preferred	Content	due	due Random
Year	Leases	Stock	Stock	Providers	Amazon.com	House	Total

2003	$197,344	$1,659,779	—	$598,500	$1,500,000	—	3,955,623
2004	—	1,724,190	—	25,000	—	—	1,749,190
2005	—	1,937,299	—	—	—	—	1,937,299
2006	—	223,532	$12,289,976	—	—	—	12,513,508

Total	$197,344	$5,544,800	$12,289,976	$623,500	$1,500,000	—	$20,155,620

(1):	Dividends payable in 2003 include $125,257 due as of December 31, 2002, which the Company intends to pay by the issuance of additional Series A Redeemable Convertible Preferred Stock. The remaining 2003 balance of $1,534,522 as well as all future dividends payable can be paid by either the issuance of additional preferred shares or in cash at the option of the Company. The schedule above was prepared assuming that all future dividends would be paid by the issuance of additional preferred shares.

(2):	If the Series A Redeemable Convertible Preferred Stock is not converted into common stock prior to the fifth anniversary of the original issue date, Audible is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends.

(3):	The $1,500,000 shown due to Amazon was due in 2002 and was payable in four installments of $375,000, each due on January 30, April 30, July 31, and October 30, 2002. The resolution of this remaining obligation is currently under discussion between Amazon.com and Audible.

(4):	On February 10, 2003 the Random House agreement was amended to waive the $1,500,000 in imprint fees that were due in 2003 and 2004.

      Net cash used in operating activities was $18,605,000 for 2000, $17,500,000 for 2001, and $7,853,000 for 2002. Net cash used in 2000 was primarily attributable to our net loss and decrease in advances, offset in part by depreciation and amortization, services rendered for common stock and warrants, increases in accounts payable, accrued expenses and compensation, and royalty obligations. Net cash used in 2001 was primarily attributable to our net loss, an increase in inventory and a decrease in royalty obligations, offset in part by services rendered for common stock and warrants, depreciation and amortization, and a decrease in royalty advances. Net cash used in 2002 was primarily attributable to our net loss, a decrease in accounts payable, a decrease in accrued compensation, and a decrease in royalty obligations, offset in part by services rendered for common stock and warrants, depreciation and amortization, and a decrease accrued expenses and a decrease in inventory.

      Net cash provided by investing activities was $19,791,000 for 2000 and $965,000 for 2001. Net cash used in investing activities in 2002 was $150,000. Net cash provided by investing activities for 2000 was primarily related to $22,446,000 in net redemptions of short-term investments and $100,000 repayment of a note issued to a shareholder, offset in part by $2,763,000 of purchases of property and equipment. Net cash provided by investing activities for 2001 was primarily related to $1,958,000 in net redemptions of short-term investments offset in part by $997,000 of purchases of property and equipment. Net cash used by investing activities for 2002 was primarily related to purchases of property and equipment.

      Net cash provided by financing activities was $933,000 for 2000, $10,013,000 for 2001, and $3,197,000 for 2002. Net cash provided by financing activities during 2000 resulted primarily from the sale of common stock and repayment of notes due from shareholders offset in part by capital lease payments. Net cash provided by financing activities during 2001 resulted primarily from the issuance of our redeemable convertible preferred stock and repayment of notes due from shareholders, offset in part by capital lease payments. Net cash provided by financing activities during 2002 resulted primarily from the sale of common stock, repayment of notes due from shareholders, and the exercise of employee options.

      As of December 31, 2002, we had available net operating loss carryforwards totaling approximately $105,466,000, which expire beginning in 2010. The Tax Reform Act of 1986 imposes limitations on our use of net operating loss carryforwards because certain stock ownership changes have occurred.

      Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance, will enable us to meet our anticipated cash requirements for operations and capital expenditures through the second quarter of 2003.

      The auditors’ report on our financial statements contains an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We are attempting to secure additional funding through a variety of channels. We cannot assure you that we will be successful in doing so. We have no lines of credit. In seeking funding to meet our working capital requirements, we may consider licensing our technology or selling certain assets. We cannot assure you that additional funds will be available from any of these sources on favorable terms, if at all.

New Accounting Standards

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The adoption of SFAS 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. SFAS 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in our financial statements. SFAS 146 will affect the types and timing of costs included in future restructuring programs, if any, but is not expected to have a material impact on our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. Although the Company intends to continue applying APB Opinion No. 25 and related interpretations, the Company has adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

RISK FACTORS

Auditor’s Report — Going Concern Considerations.

      The auditors’ report on our financial statements contains an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional funding for our business, or that unforeseen expenses will not be incurred so that our cash will not last us as long as we currently anticipate. We do not have any commitments or arrangements to obtain any additional funding and we cannot assure you that funding will be available to us. In the event that we are unable to raise additional funds, we may be required to significantly curtail our operations.

We have a limited operating history with which you can evaluate our business and our future prospects.

      Our limited operating history and limited number of customers makes predicting our future operating results difficult. From the time we were incorporated in November 1995 until September 1997, we generated no revenue while we developed our secure delivery system and a prototype audio playback device, created our audible.com® Web site and established relationships with providers of audio content. Although we began earning limited revenue in October 1997, we have continued to focus our resources on refining and enhancing our Web site and our playback and management software and in expanding our content selections and developing relationships with manufacturers of digital audio players. We have limited history of selling content and content subscription services to users of portable electronic devices manufactured by other parties. We expect to spend resources on growing our customer base and expanding our service and promoting our brand name. These activities will result in significant losses until such time as the Company is able to generate sufficient revenue to support its operations.

We have limited revenue, we have a history of losses, we may not be profitable in the future, and will need additional financing.

      Our limited revenue and history of losses makes it uncertain when or if we will become profitable. Our failure to achieve profitability within the time frame expected by investors may adversely affect our business and the market price of our common stock. We had total revenue of $4,549,000, $9,071,000 and $12,370,000 for 2000, 2001 and 2002, respectively. This limited revenue makes it difficult to predict our future quarterly results and our revenue and operating results can vary significantly quarter to quarter. Our limited revenue will make relatively minor fluctuations in revenue much more significant on a percentage basis. Our revenue is dependent on the availability and sales of AudibleReady players by third-party manufacturers. We had content and services revenue of $2,519,000, $7,462,000 and $11,288,000 for 2000, 2001 and 2002, respectively. Bulk content sales of $1,435,000 were recognized in 2001 and of this amount $1,285,000 related to barter arrangements; there is no assurance that we will be able to sell bulk content in the future. We had operating expenses of $38,742,000, $36,632,000 and $29,956,000 for 2000, 2001 and 2002, respectively. Because most of our expenses, such as employee compensation and rent, are relatively fixed in the short term, we may be unable to significantly adjust our spending to compensate for unexpected revenue shortfalls. We will to need to raise additional funds through public or private financing or other arrangements in the second half of 2003. There can be no assurance that additional financing will be available to the Company when needed, if at all. This would likely affect the market price of our common stock in a manner which, may be unrelated to our long-term operating performance. As of December 31, 2002, we have incurred net operating losses of approximately $111,748,000 since inception, and we expect to continue to incur significant losses for the foreseeable future.

Our common stock has been relatively thinly traded and we cannot predict the extent to which a trading market will develop.

      Our common stock trades on the Over-the-Counter Bulletin Board. Our common stock is thinly traded compared to larger more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for the common stock will develop or be sustained in the future.

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

      There can be no assurance that the Company’s current business strategy will enable it to achieve profitable operations. Downloading of audio content from the Internet is a relatively new method of distribution and its growth and market acceptance is highly uncertain. Our success will depend in large part on consumer willingness to purchase and download spoken audio content over the Internet. Purchasing this content over the internet involves changing purchasing habits, and if consumers are not willing to purchase and download this content over the Internet, our revenue will be limited and our business will be materially adversely affected. We believe that acceptance of this method of distribution may be subject to network capacity constraints, hardware limitations, company computer security policies, the ability to change user habits and the quality of the audio content delivered. Our revenue from services is dependent upon corporate clients deciding to purchase our audio download service for staff training and development as well as wireless carriers wanting to deliver a spoken audio solution to their customers. Our bulk content sales depend upon selling our content to other companies that may want to distribute our content as part of a potentially competitive digital audio service.

We may not be able to license or produce sufficiently compelling audio content to attract and retain customers and grow our revenue.

      If we are unable to obtain licenses from the creators and publishers of content to have that content available on our Web site on terms acceptable to us or if a significant number of content providers terminate their agreements with us, we would have less content available for our customers, which would limit our revenue growth and materially adversely affect our financial performance. Our future success depends upon our ability to accumulate and deliver premium spoken audio content over the Internet. Although we currently collaborate with the publishers of periodicals and other branded print materials to convert their written material into original spoken audio content, the majority of our content originates from producers of audiobooks, radio broadcasts and other forms of spoken audio content. Although many of our agreements with content providers are for initial terms of one to three years, our content providers may choose not to renew their agreements with us or may terminate their agreements early if we do not fulfill our contractual obligations. We cannot be certain that our content providers will enter into new agreements with us on the same or similar terms as those currently in effect or that additional content providers will enter into agreements on terms acceptable to us.

Manufacturers of electronic devices may not manufacture, make available or sell a sufficient number of products suitable for our service, which would limit our revenue growth.

      If manufacturers of electronic devices do not manufacture, make available or sell a sufficient number of players promoted as AudibleReady, or if these players do not achieve sufficient market acceptance, we will not be able to grow revenue and our business will be materially adversely affected. Manufacturers of electronic devices have experienced delays in their delivery schedule of their digital players due to parts shortages and other factors. Although the content we sell can be played on personal computers, we believe that a key to our future success is the ability to playback this content on hand-held electronic devices that have digital audio capabilities. In addition to selling our own Otis digital audio player, we depend in large measure on manufacturers, such as Apple Corp., Palm, Compaq Computer Corporation, Handspring and SONICblue Incorporated’s Rio Audio Group to develop and sell their own products and promote them as AudibleReady.

We must establish, maintain and strengthen our brand names, trademarks and service marks in order to acquire customers and generate revenue.

      If we fail to promote and maintain our brand names, our business, operating results and financial condition could be materially adversely affected. We believe that building awareness of the “Audible®,” “Audible.com®” and “AudibleReady®” brand names is critical to achieving widespread acceptance of our service by customers, content providers, device manufacturers and marketing and distribution companies with which we have business relationships. To promote our brands, we will need to increase our marketing expenditures. We have applied for registration in the United States of several of our trademark and service marks, including but not limited to “AudibleListener”, “Audible Entertainment Network”, “AudibleOriginals”, “AudibleComedy”, “AudibleErotica” and “Who You Gonna Listen To”. We cannot assure you that these trademarks and service marks will be granted.

Increasing availability of digital audio technologies may increase competition and reduce our gross margins, market share and profitability.

      If we do not continue to enhance our service and adapt to new technology, we will not be able to compete with new and existing distributors of spoken audio. As a result, we may lose market share and our business would be materially adversely affected. The market for the Audible service is rapidly evolving and intensely competitive. We expect competition to intensify as advances in and standardization of digital audio distribution, download, security, management and playback technologies reduce the cost of starting a digital audio delivery system or a service that gathers audio content. To remain competitive, we must continue to either license or internally develop technology that will enhance the features of the Audible service, our software that manages the downloading and playback of audio content, our ability to compress audio files for downloading and storage and our download, and our security and playback technologies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our financial performance.

Our industry is highly competitive and we cannot assure you that we will be able to compete effectively.

      We face competition in all aspects of our business and we cannot assure you that we will be able to compete effectively. We compete for consumers of audio content with other Internet-based audio distributors and distributors of audio on cassette tape or compact disc. We compete with others for relationships with manufacturers of electronic devices with audio playback capabilities. The business of providing content over the Internet is experiencing rapid growth and is characterized by rapid technological changes, changes in consumer habits and preferences and the emergence of new and established companies. We compete with (1) traditional and online retail stores, catalogs, clubs and libraries that sell, rent or loan audiobooks on cassette tape or compact disc, such as Audio Book Club, Borders, and Barnes & Noble, (2) Web sites that offer streaming access to spoken audio content using tools such as the RealPlayer or Windows Media Player, (3) other companies offering services similar to ours, such as Media Bay and (4) on-line and Internet portal companies such as America Online, Inc., Yahoo! Inc., and Microsoft Network, with the potential to offer audio content. Many of these companies have financial, technological, promotional and other resources that are much greater than those available to us and could use or adapt their current technology, or could purchase technology, to provide a service directly competitive with the Audible® service.

Capacity constraints and failures, delays or overloads could interrupt our service and reduce the attractiveness of our service to existing or potential customers.

      Any capacity constraints or sustained failure or delay in using our Web site could reduce the attractiveness of the Audible® service to consumers, which would materially adversely affect our financial performance. Our success depends on our ability to electronically distribute spoken audio content through our Web site to a large number of customers efficiently and with few interruptions or delays. Accordingly, the performance, reliability and availability of our Web site, our transaction processing systems and our network infrastructure are critical to our operating results. We have experienced periodic systems interruptions including planned system maintenance, hardware and software failures triggered by high traffic levels, and network failure in the Internet and our Internet service providers. We believe the complexities of our software and hardware and the potential instability of the Internet due to rapid user growth mean that periodic interruptions to our service are likely to continue. A significant increase in visitors to our Web site or simultaneous download requests could strain the capacity of our Web site, software, hardware and telecommunications systems, which could lead to slower response times or system failures. These interruptions may make it difficult to download audio content from our Web site in a timely manner.

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

We do not have a comprehensive disaster recovery plan and we have limited back-up systems, and a disaster could severely damage our operations.

      If our computer systems are damaged or interrupted by a disaster for an extended period of time, our business, results of operations and financial condition would be materially adversely affected. We do not have a comprehensive disaster recovery plan in effect and do not have fully redundant systems for the Audible® service at an alternate site. Our operations depend upon our ability to maintain and protect our computer systems, all of which are located in our headquarters and at a third party offsite hosting facility. Although we maintain insurance against general business interruptions, we cannot assure you that the amount of coverage will be adequate to compensate us for our losses.

Problems associated with the Internet could discourage use of Internet-based services like ours.

      If the Internet fails to develop or develops more slowly than we expect as a commercial medium, our business may also grow more slowly than we anticipate, if at all. Our success will depend in large part on increasing use of the Internet. There are critical issues concerning the commercial use of the Internet which we expect to affect the development of the market for the Audible® service, including:

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

      If we fail to protect our intellectual property, we may be exposed to expensive litigation or risk jeopardizing our competitive position. The steps we have taken may be inadequate to protect our technology and other intellectual property. Our competitors may learn or discover our trade secrets or may independently develop technologies that are substantially equivalent or superior to ours. We rely on a combination of patents, licenses, confidentiality agreements and other contracts to establish and protect our technology and other intellectual property rights. We also rely on un-patented trade secrets and know-how to maintain our competitive position. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and the diversion of our management and technical resources, which would harm our business.

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

      The information required by Item 8 of Part II is incorporated herein by reference to the financial statements filed with this report; see Item 15 of Part IV.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.     Directors and Executive Officers of the Company.

      The information required by Item 10 is hereby incorporated by reference from the Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 11.     Executive Compensation.

      The information required by Item 11 is hereby incorporated by reference from the Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

      The information required by Item 12 is hereby incorporated by reference from the Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions.

      The information required by Item 13 is hereby incorporated by reference from the Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 14.     Controls and Procedures

      Our management, under the supervision of Donald Katz, our Chief Executive Officer, and Andrew Kaplan, our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls and procedures within 90 days of the filing of this annual report. Based on that evaluation, Messers. Katz and Kaplan concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal control or in factors that could significantly affect internal controls subsequent to this evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Documents filed as part of the report:

Page
Number

(1)	Independent Auditors’ Report	F-1
	Balance Sheets at December 31, 2001 and 2002	F-2
	Statements of Operations for the years ended December 31, 2000, 2001 and 2002	F-3
	Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2000, 2001 and 2002	F-4
	Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002	F-6
	Notes to Financial Statements	F-7
(2)	Financial Statement Schedules
All Financial Statement Schedules have been omitted because they are either in the accompanying footnotes to the financial statements or are not applicable
(3)	Exhibits

      The following exhibits are filed or incorporated by reference, as stated below:

Exhibit
Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Audible
3.1.1** *	Certificate of Designation of Designations, Limitations, Restrictions And Relative Rights of the Series A Convertible Preferred Stock of Audible, Inc.
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Audible
3.2*	Amended and Restated Bylaws of Audible
10.1†*	License Agreement dated November 4, 1998, by and between Microsoft Corporation and Audible
10.2†*	Digital Rights Management Agreement dated November 4, 1998, between Microsoft Corporation and Audible
10.3†*	Development Agreement dated November 12, 1998, by and between RealNetworks, Inc. and Audible
10.4*	RealMedia Architecture Partner Program Internet Agreement dated November 12, 1998, between RealNetworks, Inc. and Audible
10.5*	Master Lease Agreement dated November 19, 1996, by and between Comdisco, Inc. as lessor, and Audible as lessee
10.5.1*	Addendum to Master Lease Agreement dated November 20, 1996, by and between Comdisco, Inc., as lessor, and Audible, as lessee (relating to Exhibit 10.5)
10.8*	Loan and Security Agreement dated April 6, 1998, by and between Silicon Valley Bank, as lender, and Audible, as borrower, for a revolving line of credit of up to $1,000,000
10.10*	Security and Loan Agreement dated November 20, 1996, between Audible, as borrower, and Imperial Bank, as lender, for up to $500,000
10.14*	Amended and Restated Registration Rights Agreement dated February 26, 1998, by and among Audible and certain stockholders named therein
10.14.1*	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated December 18, 1998 (relating to Exhibit 10.14)
10.14.2*	Amendment No. 2 to Amended and Restated Registration Rights Agreement dated June 17, 1999 (relating to Exhibit 10.14)
10.15*	1999 Stock Incentive Plan
10.16*	Form of Common Stock Warrants issued March 31, 1997 by Audible to various investors in connection with the Series C preferred stock financing
10.17*	Form of Stock Restriction Agreement by and between Audible and the Named Executive Officers made in connection with various purchases and sales of shares of restricted common stock
10.18*	Form of Promissory Note made by the Named Executive Officers in favor of Audible in connection with various purchases and sales of shares of restricted common stock
10.19*	Office Lease dated June 20, 1997, by and between Audible, as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in- common, as landlord
10.20*	Sublease Agreement dated July 19, 1996, by and between Audible, as sublessee, and Painewebber Incorporated, as sublessor
10.21†*	Agreement dated April 3, 1999 by and between Audible and Diamond Multimedia Systems, Inc.
10.22*	Common Stock Purchase Warrant, issued April 22, 1999, to Microsoft Corporation
10.23*	Employment Offer Letter from Audible to Guy Story dated September 10, 1996
10.24*	Employment Offer Letter from Audible to Brian Fielding dated April 25, 1997
10.25*	Employment Offer Letter from Audible to Travis Millman dated September 29, 1997

Exhibit
Number		Description

10.26*		Employment Offer Letter from Audible to Andrew Kaplan dated May 25, 1999
10.27**		Employment Offer Letter from Audible to Thomas G. Baxter dated February 3, 2000
10.28**		Warrant Agreement to purchase 10,000 Shares of Common Stock at a price of $7.65 per share, dated October 8, 1999, issued by Audible to National Public Radio, Inc.
10.29*		Common Stock Purchase Warrant, W-1, issued June 17, 1999, to Robin Williams
10.30*		Common Stock Purchase Warrant, W-2, issued June 17, 1999, to Robin Williams
10.30.1#	#	Amendment No. 1 to Common Stock Purchase Warrant, W-2, issued January 25, 2001, to Robin Williams (relating to Exhibit 10.30)
10.31††#	#	Securities Purchase Agreement dated January 30, 2000 by and between Audible and Amazon.com Commerce Services, Inc.
10.32††#	#	Co-Branding, Marketing and Distribution Agreement dated January 30, 2000 by and between Audible and Amazon.com Commerce Services, Inc.
10.33***		Series A Convertible Preferred Stock Purchase Agreement by and between Audible, Inc. and Microsoft Corporation dated as of February 8, 2001.
10.34††		Amendment No. 1 to Co-Branding, Marketing and Distribution Agreement dated as of January 24, 2001 by and between Amazon.com Commerce Services, Inc. and Audible (relating to Exhibit 10.32)
10.35***	*	Securities Purchase Agreement dated January 25, 2002 by and between Audible, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.
10.36***	*	Registration Rights Agreement dated January 25, 2002 by and between Audible, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.
10.37***	*	Form of Common Stock Purchase Warrant issued in connection with the sale of common stock to Special Situation Funds.
23.1		Consent of KPMG LLP, Independent Accountants
99.1		Annual Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Annual Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-76985

**	Incorporated by reference from the Company’s 10-K/A for the period ended December 31, 1999

***	Incorporated by reference from the Company’s 10-K for the fiscal year ended December 31, 2000

****	Incorporated by reference from the Company’s 10-K for the fiscal year ended December 31, 2001

#	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2000.

##	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2001.

###	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2001.

†	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 406 of the Securities Act of 1933.

††	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

      (b) Reports on Form 8-K

      None

      (c) Exhibits

      The exhibits required by this Item are listed under Item 15(a)(3).

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

Date: March 28, 2003

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

Name	Title	Date

/s/ DONALD R. KATZ Donald R. Katz	Chairman and Chief Executive Officer (Principal Executive Officer)	March 25, 2003

/s/ ANDREW P. KAPLAN Andrew P. Kaplan	Chief Financial Officer, Executive Vice President, Finance and Administration, Director (Principal Financial Officer and Principal Accounting Officer)	March 25, 2003

/s/ WINTHROP KNOWLTON Winthrop Knowlton	Director	March 24, 2003

Richard Sarnoff	Director	March , 2003

/s/ GARY L. GINSBERG Gary L. Ginsberg	Director	March 24, 2003

/s/ JOHANNES MOHN Johannes Mohn	Director	March 25, 2003

Richard Brass	Director	March , 2003

CERTIFICATION

I, Andrew Kaplan, certify that:

1.	I have reviewed this annual report on Form 10-K of Audible, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

By	/s/ ANDREW KAPLAN ______________________________________

Name: Andrew Kaplan

Title: Executive Vice President,

Chief Financial Officer and
Director (Principal Financial and
Accounting Officer)

CERTIFICATION

I, Donald Katz, certify that:

1.	I have reviewed this annual report on Form 10-K of Audible, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

By:	/s/ DONALD KATZ

______________________________________
Name: Donald Katz

Title: Chief Executive Officer and

Chairman of the Board of Directors
(Principal Executive Officer)

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Audible, Inc.:

      We have audited the accompanying balance sheets of Audible, Inc. as of December 31, 2001 and 2002, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Audible, Inc. as of December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ KPMG LLP

Short Hills, New Jersey

March 24, 2003

AUDIBLE, INC.

BALANCE SHEETS

	December 31,

	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$7,627,802	$2,822,080
Accounts receivable, net of allowance for doubtful accounts of $12,400 and $9,500 at December 31, 2001 and 2002, respectively	153,122	189,263
Royalty advances	56,682	58,425
Prepaid expenses	661,192	736,823
Inventory	449,220	77,262
Note receivable due from stockholder, current	10,000	—

Total current assets	8,958,018	3,883,853
Property and equipment, net	1,990,670	633,400
Note receivable due from stockholder, noncurrent	35,000	—
Other assets	15,805	90,805

Total assets	$10,999,493	$4,608,058

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,519,586	$1,077,509
Accrued expenses	1,635,140	2,952,314
Royalty obligations-current	896,950	598,500
Accrued compensation	710,148	279,579
Advances-current	517,813	476,053
Accrued dividends on redeemable convertible preferred stock	730,612	125,257

Total current liabilities	6,010,249	5,509,212
Deferred cash compensation	93,550	90,550
Royalty obligations-noncurrent	48,500	25,000
Advances-noncurrent	77,780	19,448
Redeemable convertible preferred stock:
Series A, par value $0.01, Authorized 4,500,000 shares at December 31, 2001 and 2002, 2,751,708 and 3,277,327 shares issued as of December 31, 2001 and 2002, respectively	10,318,902	12,289,976
Stockholders’ deficit:
Convertible Series B preferred stock, par value $0.01, Authorized none and 1,250,000 shares at December 31, 2001 and 2002, respectively; none and 1,250,000 shares issued as of December 31, 2001 and 2002, respectively	—	1,137,500
Common stock, par value $.01. Authorized 50,000,000 shares at December 31, 2001 and 2002; 27,546,989 and 31,677,869 shares issued at December 31, 2001 and 2002, respectively	275,470	316,779
Additional paid-in capital	93,728,564	98,033,060
Deferred compensation	(467,600)	(174,488)
Deferred services	(5,416,667)	(416,667)
Notes due from stockholders for common stock	(294,456)	(289,545)
Treasury stock at cost: 676,725 and 689,225 shares of common stock at December 31, 2000 and 2001, respectively	(179,990)	(184,740)
Accumulated deficit	(93,194,809)	(111,748,027)

Total stockholders’ deficit	(5,549,488)	(13,326,128)

Commitments and contingencies
Total liabilities and stockholders’ deficit	$10,999,493	$4,608,058

See accompanying notes to financial statements.

AUDIBLE, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,

	2000	2001	2002

Revenue, net:
Consumer content	$1,443,554	$5,143,002	$10,939,871
Services	575,791	883,921	347,816
Bulk content	500,000	1,435,048	—

Total content and services	2,519,345	7,461,971	11,287,687
Hardware	1,273,117	1,293,533	931,785
Other	756,518	315,909	150,067

Total revenue, net	4,548,980	9,071,413	12,369,539

Operating expenses:
Cost of content and services revenue	3,667,799	4,901,866	4,970,017
Cost of hardware revenue	2,571,994	2,858,495	2,717,542
Production	6,457,638	5,635,977	3,882,320
Development	4,444,531	3,322,133	2,270,912
Sales and marketing	16,052,207	15,187,584	12,467,569
General and administrative	5,548,085	4,726,694	3,647,415

Total operating expenses	38,742,754	36,632,749	29,955,775

Loss from operations	(34,193,274)	(27,561,336)	(17,586,236)

Other income (expense):
Interest income	1,623,640	575,287	85,158
Interest expense	(21,810)	(9,722)	—

Total other income, net	1,601,830	565,565	85,158

Loss before state income tax benefit	(32,591,444)	(26,995,771)	(17,501,078)
State income tax benefit	316,310	326,898	313,580

Net loss	$(32,275,134)	$(26,668,873)	$(17,187,498)
Accrued dividends on redeemable preferred stock	—	(1,049,516)	(1,365,720)

Net loss applicable to common shareholders	$(32,275,134)	$(27,718,389)	$(18,553,218)

Basic and diluted net loss per common share	$(1.21)	$(1.03)	$(0.61)

Weighted average common shares outstanding	26,643,589	26,917,513	30,508,217

See accompanying notes to financial statements.

AUDIBLE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B	Common stock
	Preferred			Additional	Deferred	Deferred
	Stock	Shares	Par Value	paid-in capital	compensation	services

Balance at December 31, 1999	$—	25,709,586	$257,096	$68,969,417	$(725,764)	$—
Common stock repurchases	—	—	—	—	—	—
Deferred compensation related to stock options issued below fair market value	—	—	—	870,000	(870,000)	—
Common stock issued in connection with Co-Marketing and Distribution agreement	—	1,340,033	13,400	19,986,600	—	(20,000,000)
Common stock issued in connection with Co-Publishing and Distribution agreement	—	169,780	1,698	998,302	—	—
Amortization of deferred compensation	—	—	—	—	561,740	—
Amortization of deferred services	—	—	—	—	—	9,166,666
Amortization of warrants for services	—	—	—	1,243,445	—	—
Exercise of common stock warrants	—	326,390	3,264	(3,264)	—	—
Exercise of common stock options	—	1,200	12	9,588	—	—
Reversal of initial public offering issuance costs	—	—	—	122,086	—	—
Payments received on notes due from stockholders	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2000	—	27,546,989	275,470	92,196,174	(1,034,024)	(10,833,334)
Common stock repurchases	—	—	—	—	—	—
Deferred compensation related to stock options issued below fair market value	—	—	—	25,000	(25,000)	—
Reversal of deferred compensation related to employee terminations	—	—	—	(258,049)	258,049	—
Amortization of deferred compensation	—	—	—	—	333,375	—
Amortization of deferred services	—	—	—	—	—	5,416,667
Amortization of warrants for services	—	—	—	1,765,439	—	—
Payments received on notes due from stockholders	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Accrued dividends on redeemable preferred stock	—	—	—	—	—	—

Balance at December 31, 2001	—	27,546,989	275,470	93,728,564	(467,600)	(5,416,667)
Common stock repurchases	—	—	—	—	—	—
Sale of common stock	—	4,069,768	40,698	3,118,552	—	—
Common stock issued in connection with a technology license	—	50,000	500	26,500	—	—
Amortization of deferred compensation	—	—	—	—	293,112	—
Amortization of deferred services	—	—	—	—	—	5,547,500
Amortization of warrants for services	—	—	—	1,153,998	—	—
Exercise of common stock options	—	11,112	111	5,445	—	—
Series B Preferred stock issued in connection with Co-Publishing and Distribution agreement	1,137,500	—	—	—	—	(547,500)
Payments received on notes due from stockholders	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Accrued dividends on redeemable preferred stock	—	—	—	—	—	—

Balance at December 31, 2002	$1,137,500	31,677,869	$316,779	$98,033,059	$(174,488)	$(416,667)

See accompanying notes to financial statements.

AUDIBLE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Notes due
	stockholders	Treasury stock			Total
	for common			Accumulated	stockholders’
	stock	Shares	Cost	deficit	equity (deficit)

Balance at December 31, 1999	$(579,025)	(532,350)	$(142,015)	$(33,201,286)	$34,578,423
Common stock repurchases	1,046	(4,155)	(1,046)	—	—
Deferred compensation related to stock options issued below fair market value	—	—	—	—	—
Common stock issued in connection with Co- Marketing and Distribution agreement	—	—	—	—	—
Common stock issued in connection with Co- Publishing and Distribution agreement	—	—	—	—	1,000,000
Amortization of deferred compensation	—	—	—	—	561,740
Amortization of deferred services	—	—	—	—	9,166,666
Amortization of warrants for services	—	—	—	—	1,243,445
Exercise of common stock warrants	—	—	—	—	—
Exercise of common stock options	—	—	—	—	9,600
Reversal of initial public offering issuance costs	—	—	—	—	122,086
Payments received on notes due from stockholders	186,276	—	—	—	186,276
Net loss	—	—	—	(32,275,134)	(32,275,134)

Balance at December 31, 2000	(391,703)	(536,505)	(143,061)	(65,476,420)	14,593,102
Common stock repurchases	31,162	(140,220)	(36,929)	—	(5,767)
Deferred compensation related to stock options issued below fair market value	—	—	—	—	—
Reversal of deferred compensation related to employee terminations	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	333,375
Amortization of deferred services	—	—	—	—	5,416,667
Amortization of warrants for services	—	—	—	—	1,765,439
Payments received on notes due from stockholders	66,085	—	—	—	66,085
Net loss	—	—	—	(26,668,873)	(26,668,873)
Accrued dividends on redeemable preferred stock	—	—	—	(1,049,516)	(1,049,516)

Balance at December 31, 2001	(294,456)	(676,725)	(179,990)	(93,194,809)	(5,549,488)
Common stock repurchases	—	(12,500)	(4,750)	—	(4,750)
Sale of common stock	—	—	—	—	3,159,250
Common stock issued in connection with a technology license	—	—	—	—	27,000
Amortization of deferred compensation	—	—	—	—	293,112
Amortization of deferred services	—	—	—	—	5,547,500
Amortization of warrants for services	—	—	—	—	1,153,998
Exercise of common stock options	—	—	—	—	5,556
Series B Preferred stock issued in connection with Co-Publishing and Distribution agreement	—	—	—	—	590,000
Payments received on notes due from stockholders	4,911	—	—	—	4,911
Net loss	—	—	—	(17,187,498)	(17,187,498)
Accrued dividends on redeemable preferred stock	—	—	—	(1,365,720)	(1,365,720)

Balance at December 31, 2002	$(289,545)	(689,225)	$(184,740)	$(111,748,027)	$(13,326,129)

See accompanying notes to financial statements.

AUDIBLE, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2000	2001	2002

Cash flows from operating activities:
Net loss	$(32,275,134)	$(26,668,873)	$(17,187,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,367,348	1,825,466	1,506,815
Gain on disposal of property and equipment	(7,560)	—	—
Services rendered for common stock and warrants	10,410,111	7,182,106	6,153,998
Services rendered for preferred stock	—	—	547,500
Noncash compensation charge	561,740	333,375	293,112
Noncash bonus in satisfaction of note receivable from stockholder	—	—	40,250
Deferred cash compensation	33,303	(117,515)	(3,000)
Noncash barter revenue exchanged for prepaid advertising	—	(213,788)	—
Changes in assets and liabilities:
Interest receivable on short-term investments	350,326	95,336	1,260
Accounts receivable, net	(142,862)	40,630	(36,141)
Royalty advances	(195,054)	790,714	(1,743)
Prepaid expenses	208,393	16,727	(76,891)
Inventory	(118,170)	(331,050)	371,958
Other assets	59,470	21,705	(75,000)
Accounts payable	240,948	(234,854)	(442,077)
Accrued expenses	275,338	(705)	1,907,174
Royalty obligations	710,700	(329,250)	(321,950)
Accrued compensation	649,951	(51,886)	(430,569)
Advances	(733,463)	142,117	(100,092)

Net cash used in operating activities	(18,604,615)	(17,499,745)	(7,852,894)

Cash flows from investing activities:
Purchases of property and equipment	(2,763,137)	(997,344)	(149,545)
Proceeds from disposal of property and equipment	7,560	—	—
Purchases of short-term investments	(25,462,949)	—	—
Redemptions of short-term investments	47,909,220	1,957,733	—
Notes receivable repaid by stockholders	100,000	5,000	—

Net cash provided by (used in) investing activities	19,790,694	965,389	(149,545)

Cash flows from financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock	—	10,000,000	—
Proceeds from the sale of common stock	1,000,000	—	3,186,250
Payments received on notes due from stockholders for common stock	186,276	66,085	4,911
Proceeds from exercise of common stock options	9,600	—	5,556
Payment of principal on obligations under capital leases	(263,320)	(47,187)	—
Cash payment for purchase of treasury stock	—	(5,767)	—

Net cash provided by financing activities	932,556	10,013,131	3,196,717

Increase (decrease) in cash and cash equivalents	2,118,635	(6,521,225)	(4,805,722)
Cash and cash equivalents at beginning of year	12,030,392	14,149,027	7,627,802

Cash and cash equivalents at end of year	$14,149,027	$7,627,802	$2,822,080

See note 17 for supplemental disclosure of cash flow information.

See accompanying notes to financial statements.

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2000, 2001 and 2002

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

      The Company has experienced recurring losses from operations of $34,193,274, $27,561,336 and $17,586,236 during the years ended December 31, 2000, 2001, and 2002, and has a net capital deficiency of $13,326,128 as of December 31, 2002. As a result of these losses, the Company’s cash and cash equivalent balances has declined to $2,822,080 in the aggregate as of December 31, 2002. The Company believes that its cash and cash equivalents balance will enable it to meet its anticipated cash requirements for operations and capital expenditures through the second quarter of 2003. Beyond that the Company will need to raise additional funds through public or private financing or other arrangements. No assurance can be given that such additional financing, when needed, will be available on terms favorable to the Company or to the stockholders, if at all.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Continuation of the Company as a going concern is dependent upon whether the Company will be able to raise enough funds for its operations. If the Company is unable to obtain new funding the Company’s operations may be materially affected. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) Summary of Significant Accounting Policies

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

     Reclassifications

      Certain items in the 2000 financial statements have been reclassified to conform to the 2001 and 2002 presentation.

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

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Corporate service revenue consists of audio production services. Corporate service revenue is recognized as services are performed after the agreement has been finalized, the price is fixed, and collectibility is assured. Collectibility is based on past transaction history and credit worthiness of the customer. Under multiple element corporate arrangements, the fair value of different elements cannot usually be determined since we do not sell the items separately, therefore revenue is recognized on a straight-line basis over the term of the agreement.

      Bulk content revenue is recognized after the agreement has been finalized, the price is fixed, collectibility is assured and the content is delivered via either CD-ROM or electronic transfer and accepted without further obligation on the part of the Company. In 2001, 90% of our bulk content revenue was the result of barter transactions in which we exchanged bulk content for advertising. Revenue from barter transactions is recognized based on the fair value of the consideration surrendered or received, whichever is more readily determinable. There were no bulk content transactions in 2002.

      Hardware revenue consists of sales of AudibleReady digital audio players sold primarily at a discount when the customer signs up for a one year commitment to an AudibleListener Membership. For these multiple-element arrangements in which a customer signs up for a one year membership and receives an audio player, revenue is recognized using the residual method whereby the fair value of the undelivered content element is deferred until the content is delivered and the remaining revenue (if any) is recognized on the delivered hardware element. The discounted selling price of the hardware device reflects the subsidy the Company incurs to acquire a customer with a one year commitment to AudibleListener. For players sold separately, hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling. Cost of hardware revenue, regardless of whether the player is bundled with a membership or sold separately, is recognized upon shipment.

      Other revenue for the year ended December 31, 2002 related to our profit participation from hard copy sales of products in connection with our agreement with Random House, as well as from a license granted for certain technology rights to a device manufacturer. Other revenue for the year ended December 31, 2001 relates to fees billed and recognized for licensing under agreements with Microsoft (see note 6) and royalties earned from a license granted for certain technology rights to a device manufacturer. Other revenue in 2000 consisted of revenue recognized in connection with the agreement with Microsoft.

     Cash Equivalents

      The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents at December 31, 2001 and 2002 were $2,822,080 and $7,627,802, respectively, and consisted primarily of money market funds.

     Allowance for Doubtful Accounts

      The allowance for doubtful accounts is estimated based on a percentage of revenue, taking into account historical experience.

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The activity in the allowance for doubtful accounts during the years ended December 31, 2000, 2001, and 2002 was as follows:

Balance at December 31, 1999	$3,353
Provisions	64,889
Less: Write-offs	61,259

Balance at December 31, 2000	6,983
Provisions	168,240
Less: Write-offs	162,823

Balance at December 31, 2001	12,400
Provisions/(reversal)	(2,900)

Balance at December 31, 2002	$9,500

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

     Cost of Content and Services Revenue

      Cost of content and services revenue includes earned royalties on sales of content as specified by the terms of the content agreements, amortization of guaranteed royalty obligations expensed straight-line over the term of the royalty agreement, periodic net realizable value adjustments to royalty advances, amortization of warrants issued to content providers in connection with content agreements, and all other non-recoupable content costs. Cost of content and services revenue for the years ended December 31, 2000, 2001, and 2002 was as follows:

	Year ended December 31,

	2000	2001	2002

Earned royalties	$507,868	$2,117,163	$3,418,220
Amortization of minimum guarantees	984,378	156,283	—
Net realizable value adjustment	870,963	668,567	79,702
Amortization of warrants issued to providers	347,941	664,383	496,705
Random House Audible content costs (see note 14)	640,000	960,000	922,497
Other content costs	316,649	335,470	52,893

	$3,667,799	$4,901,866	$4,970,017

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Inventory

      Inventory is stated at the lower of cost, principally using the first-in, first-out method, or market (net realizable value). As of December 31, 2001 and 2002, inventory consisted of digital audio players manufactured by third party manufacturers primarily the Audible Otis, a digital audio player manufactured specially for Audible.

     Stock-Based Compensation

      In December 2002, the FASB issued Statement No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” provided it discloses the effect of SFAS 123, as amended by SFAS 148, in footnotes to the financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method. The Company was required to adopt SFAS 148 for the year ended December 31, 2002. The adoption of SFAS 148 did not have an impact on the 2002 results of operations or financial position of the Company and is not expected to have an impact on the results of operations or financial position of the Company in future periods as the Company expects to continue to apply the intrinsic value based method prescribed by APB 25.

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

      Compensation expense, if any, based on the intrinsic value method is recognized on a straight-line basis over the vesting term. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, as amended by SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net loss and net loss per common share would have changed to the pro forma amounts indicated in the table below.

	2000	2001	2002

Net Loss as Reported	$(32,275,134)	$(27,718,389)	$(18,553,218)
Add: Total stock based employee compensation cost included in reported net loss (based on intrinsic value method)	114,837	117,182	76,000
Deduct: Total stock based employee compensation expense determined under fair value method for all awards	11,128,518	5,830,610	6,126,730

Pro-forma net loss	$(43,288,815)	$(33,431,817)	$(24,603,948)

Basic and diluted net loss per common:
As Reported	$(1.21)	$(1.03)	$(0.61)
Pro Forma	$(1.62)	$(1.24)	$(0.81)

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company has used the Black-Scholes option pricing model in calculating the fair value of options granted. The assumptions used and the weighted-average information for the years ended December 31, 2002, 2001 and 2002 are as follows:

	December 31,

	2000	2001	2002

Risk-free interest rate	6.00%	5.00%	5.00%
Expected dividend yield	—	—	—
Expected lives	7 years	7 years	7 years
Expected volatility	126%	163%	109%
Weighted-average grant date fair value of options granted during the year	$9.87	$0.68	$0.87

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

     Development

      Development expenses are expensed as incurred. Included in development expenses are costs incurred to develop and enhance the Company’s Web site, AudibleManager, which is the software that enables customers to download content from the Company’s Web site, and various AudibleReady third party player formats.

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Production Expenses

      Production expenses are expensed as incurred and consist primarily of personnel and outsourced costs to support the Company’s infrastructure and systems including its Web site, internal data communications, audio production activities and acquisition of content.

     Advertising Expenses

      The Company expenses the costs of advertising and promoting its products and services as incurred. These costs are included in sales and marketing in the accompanying statements of operations and totaled $2,113,850, $3,48 7,256 and $1,511,788 for the years ended December 31, 2000, 2001, and 2002, respectively. Included in the 2001 and 2002 advertising expense is $1,071,260 and $213,786, respectively, resulting from barter transactions.

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

     Impairment of Long-Lived Assets

      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) adopted on January 1, 2002, which supercedes both SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). The Company reviews its long-lived assets (property, plant and equipment) for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of any asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The adoption of SFAS 144 did not have a material impact on the Company’s financial statements.

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

      Basic and diluted net loss per common share for the years ended December 31, 2000, 2001 and 2002 does not include the effects of warrants to purchase 1,878,654, 2,455,654 and 3,523,271 shares of common stock;

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

options to purchase 5,365,900, 6,010,150 and 7,547,150 shares of common stock; 0, 11,006,828 and 13,215,166 shares of common stock on conversion of outstanding Series A Redeemable Convertible Preferred Stock (“Series A”), and 0, 0, and 1,250,000 shares of common stock on conversion of outstanding Series B Convertible Preferred Stock (“Series B”) as the effect of their inclusion is antidilutive during each period.

     Fair Value of Financial Instruments

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. At December 31, 2001 and 2002, the fair values of these financial instruments approximated their carrying value due to the short-term nature of these instruments.

     Comprehensive Loss

      The Company’s comprehensive loss is equal to its net loss for all periods presented.

(3) Stockholders’ Equity (Deficit)

     Common Stock

      At a special meeting of stockholders of Audible Inc. held on March 12, 2002 (see note 16) the Company increased the number of common stock authorized from 50,000,000 to 75,000,000.

      In November 2002, in connection with a technology license, the Company issued 50,000 shares of common stock.

      At December 31, 2001 and 2002, the Company had 27,546,989, and 31,677,869, respectively, common stock shares issued. At December 31, 2001 and 2002, the Company had 8,465,804 and 11,070,421, respectively, common shares reserved for common stock warrants and options. Additionally, at December 31, 2001 and 2002, the Company had 11,006,828 and 13,215,166, respectively, shares of common stock reserved for the conversion of outstanding Series A Redeemable Convertible Preferred Stock, and 0 and 1,250,000, respectively, shares of common stock reserved for the conversion of outstanding Series B Convertible Preferred Stock.

      Prior to the Company’s initial public offering, shares of common stock outstanding were purchased under the Company’s Stock Restriction Agreements, which contain certain restrictions related to the sale and transfer of the shares and certain vesting and buyback provisions. Under the Stock Restriction Agreements, shares were purchased by employees and consultants of the Company through the issuance of full recourse promissory notes (see note 11). In general, shares sold to employees vest over a 50-month period, with the Company maintaining an option to repurchase unvested shares. Shares of common stock were also, on occasion, issued in exchange for services.

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A summary of common stock issued under Stock Restriction Agreements follows:

	Number of	Weighted average
	Shares	issue price

Balance at December 31, 1999	7,069,919
Repurchased	(4,155)	$0.25

Balance at December 31, 2000.	7,065,764
Repurchased	(140,220)	$0.27

Balance at December 31, 2001.	6,925,544
Received as partial payment of note due from stockholder	(12,500)	$0.54

Balance at December 31, 2002.	6,913,044

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

      In February 2000, the Company offered 100,000 common shares to its new Chief Executive Officer in connection with his offer of employment at five dollars per share less than the fair value of the stock. The Company recorded $500,000 as deferred compensation in February 2000 and was recording the compensation expense straight-line over the vesting term. The offer to purchase these shares was rescinded in August 2000, and the CEO did not purchase any of the offered shares. In August 2000, the Company issued to its CEO 500,000 stock options at an exercise price equal to the fair value of the common stock at the time of issuance. The Company was recording the original compensation expense over the vesting term of the new option grant, and was accounting for 100,000 of the 500,000 newly issued options as replacement options using variable accounting by adjusting the compensation expense associated with these 100,000 options based on the closing price of the Company’s common stock in accordance with FIN No. 44. In July 2001, as a result of the CEO no longer being employed by the Company, the Company is no longer recording any further expense related to these options and has reversed the remaining unexpensed deferred compensation related to unvested options against additional paid-in-capital.

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

      During the years ended December 31, 2000, 2001 and 2002, $561,740, $333,375 and $293,112, respectively, of compensation expense was recognized related to these transactions. During the year ended December 31, 2001, $258,049 of deferred compensation was reversed against paid-in-capital related to

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

unvested options due to employees leaving the Company. No such reversal was required in the years ended December 31, 2000 and 2002.

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

      A summary of the stock option activity under the Plan is as follows:

	Number of	Exercise Price	Weighted Average
	Shares	Per Share	Exercise Price

Balance, December 31, 1998	—	–	—
Granted	1,501,100	$2.00 – $15.38	$9.65
Canceled	(40,000)	$8.00	$8.00
Exercised	(12,500)	$8.00	$8.00

Balance, December 31, 1999	1,448,600	$2.00 – $15.38	$9.71
Granted	4,575,500	$0.44 – $40.00	$10.61
Canceled	(657,000)	$1.25 – $40.00	$21.74
Exercised	(1,200)	$8.00	$8.00

Balance, December 31, 2000	5,365,900	$0.44 – $15.88	$9.01
Granted	4,157,000	$0.36 – $ 1.78	$0.68
Canceled	(3,512,750)	$0.41 – $15.88	$9.38

Balance, December 31, 2001	6,010,150	$0.36 – $15.56	$3.04
Granted	2,507,000	$0.31 – $ 1.18	$0.95
Canceled	(958,888)	$0.39 – $15.56	$2.60
Exercised	(11,112)	$0.50	$0.50

Balance, December 31, 2002	7,547,150	$0.31 – $15.50	$2.40

Exercisable:
December 31, 2002	2,655,494	$0.31 – $ 1.00	$0.54
	550,230	$1.02 – $ 6.06	$3.78
	896,800	$8.00 – $15.50	$8.87

	4,102,524	$0.31 – $15.50	$2.80

      A summary of the total stock options outstanding as of December 31, 2002 is as follows:

			Weighted Average
Number of	Exercise Price	Weighted Average	Remaining
Options	Per Share	Exercise Price	Contractual

5,365,000	$0.31 – $ 1.0	$0.73	8.80 years
984,250	$1.02 – $ 6.06	$3.52	7.68 years
1,197,900	$8.00 – $15.50	$8.99	6.82 years

7,547,150	$0.31 – $15.50	$2.40	8.35 years

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, approximately 1.4 million shares of common stock were available for future grants under the Plan.

     Warrants

      The Company frequently issues common stock warrants to third parties in exchange for services. The relative fair values of warrants issued in exchange for services are determined in accordance with EITF Issue No. 96-18 and are being recognized as an expense under fixed plan or variable accounting using the Black-Scholes pricing model depending on the terms of the agreements over the periods in which services are being performed. The assumptions used in the Black-Scholes pricing model to calculate fair values, including risk-free interest rate and volatility, were determined using available information on the date of grant. Expected dividend yield of zero was used for all calculations. For the years ended December 31, 2000, 2001 and 2002, $1,243,445, $1,765,439 and $1,153,998 was recognized as expense related to warrants, as follows:

	2000	2001	2002

Cost of content and services revenue	$347,941	$664,383	$496,705
Production expenses	268,860	89,611	—
Sales and marketing expenses	568,570	989,861	642,813
General and administrative	58,074	21,584	14,480

	$1,243,445	$1,765,439	$1,153,998

      A summary of the warrant activity for the years ended December 31, 2000, 2001, and 2002 is as follows:

	Number of	Exercise Price	Weighted Average
	Warrants	Per Share	Exercise Price

Balance, December 31, 1999	1,410,954	$0.01 – $9.00	$5.30
Issued	906,841	$1.03 – $50.00	$10.08
Exercised	(439,141)	$1.79 – $4.00	$2.96

Balance, December 31, 2000	1,878,654	$0.01 – $50.00	$7.98
Issued	1,077,000	$0.38 – $1.50	$1.11
Cancelled	(500,000)	$8.00	$8.00

Balance, December 31, 2001	2,455,654	$0.01 – $50.00	$4.96
Issued	1,275,430	$0.31 – $1.15	$1.12
Cancelled	(207,813)	$8.00	$8.00

Balance, December 31, 2002	3,523,271	$0.01 – $50.00	$3.63

Exercisable:
December 31, 2002	150,000	$0.01	$0.01
	636,500	$0.32 – $1.03	$0.75
	1,220,930	$1.15	$1.15
	1,287,508	$1.50 – $9.00	$4.51
	56,917	$10.00 – $12.00	$10.24

	3,351,855	$0.01 – $12.00	$2.47

      The warrants exercised in 2000 were exercised through cashless transactions in accordance with the warrant agreements. Accordingly, the number of common stock shares issued as result of these exercises were 326,390. No warrants were exercised during 2001 and 2002.

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A summary of the total common stock warrants outstanding as of December 31, 2002 is as follows:

			Weighted Average
Number of	Exercise Price	Weighted Average	Remaining
Warrants	Per Share	Exercise Price	Contractual Life

150,000	$0.01	$0.01	6.37 years
636,500	$0.32–$1.03	$0.75	5.22 years
1,220,930	$1.15	$1.15	4.07 years
1,287,508	$1.50–$9.00	$4.51	4.46 years
228,333	$10.00–$50.00	$22.34	4.29 years

3,523,271	$0.01–$50.00	$3.63	4.53 years

(4) Redeemable Convertible Preferred Stock

     Microsoft Investment

      On February 8, 2001, Microsoft purchased 2,666,666 shares of Audible Series A Redeemable Convertible Preferred stock for $10,000,000 at a per share price of $3.75. Each share of preferred stock may be converted into four shares of Common Stock, (equivalent to a price of $.9375 per share, which was greater than the common stock price at the date of grant, therefore, no beneficial conversion feature was associated with these preferred shares), subject to adjustment under certain conditions. The Series A Redeemable Convertible Preferred stock is convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at a annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, Audible is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. In 2001 the Company issued 85,041 additional shares of Series A Redeemable Convertible Preferred stock for payment of dividends due. In 2002 the Company issued 525,620 additional shares of Series A Redeemable Convertible Preferred stock for payment of dividends due. As of December 31, 2002, $125,257 in accrued dividend remains unpaid and are included in current liabilities on the accompanying December 31, 2002 balance sheet. It is Company’s intention to pay the remaining balance due related to 2002 by issuing additional Series A Redeemable Convertible Preferred Stock.

(5) Property and Equipment

      Property and equipment at December 31, 2001 and 2002 consists of the following:

	December 31,

	2001	2002

Studio equipment	$755,004	$759,258
Computer server and Web site equipment	3,566,629	3,676,773
Office furniture and equipment	1,165,909	1,198,364
Leasehold improvements	824,625	827,317

	6,312,167	6,461,712
Less accumulated depreciation and amortization	4,321,497	5,828,312

	$1,990,670	$633,400

      Depreciation and amortization expense on property and equipment, totaled $1,367,348, $1,825,466 and $1,506,815 in 2000, 2001 and 2002, respectively.

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(6) Microsoft Corporation Agreement

      In November 1998, the Company entered into a five-year agreement with Microsoft. The agreement provides for services related to integration of products, the granting of various rights and licenses, and the provision for Microsoft to be paid future royalties for content distributed as a result of the software developed in the agreement. Under the terms of the agreement, Microsoft has paid the Company the minimum committed payments of $2.0 million to integrate certain products and acquire various products, rights and licenses. Microsoft advanced Audible $1,500,000 of the $2.0 million in November 1998 in consideration of Audible granting Microsoft the right to distribute software enabling users of Microsoft platforms to access and use Audible content. The Company allocated $50,000 of this advance to certain business development work that was recognized as a reduction of general and administrative expense in 2001. The remaining $1,450,000 of this advance was recognized as revenue on a straight line basis beginning in the quarter ended June 30, 1999 through the initial term of the agreement which ended in April 2001. During the years ended December 31, 2000, and 2001, $756,518 and $252,174, respectively, of this advance was recognized and is recorded as other revenue on the accompanying statements of operations. No revenue related to this transaction was recognized in the year ended December 31, 2002. The balance of the $2.0 million in committed payments was received during the year ended December 31, 1999, as Audible (i) performed technology integration services for which we recognized other revenue of $200,000, (ii) delivered a license for certain technology rights for which we recognized other revenue of $250,000, and (iii) delivered 300 Audible MobilePlayers for which Audible recognized hardware revenue of $50,000.

      Audible will pay Microsoft a royalty on content licensed and distributed by Audible to each end user that accesses its content using the developed software. Royalties will be recognized during the period that the related content revenue is earned. Through December 31, 2002, Audible had not recognized any royalties under this agreement.

      In April 1999, in connection with an amendment to the agreement with Microsoft, the Company issued to Microsoft a warrant which expires November 18, 2003 to purchase 100,000 shares of common stock at the IPO price of $9.00 per share. The fair value of this warrant was determined in accordance with EITF Issue No. 96-18 and was amortized as an expense on a straight-line basis over the same period as the $1,450,000 advance described above. During the years ended December 31, 2000 and 2001, respectively, $268,860 and $89,611, respectively, was recorded as a production expense related to this agreement with the non-cash credit for services to additional paid-in-capital in the statement of stockholders’ equity (deficit). No expense related to this transaction was recognized in the year ended December 31, 2002 as the fair value was fully amortized during 2001.

(7) Services Agreement

      In June 1999, in connection with a services agreement, the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three-year period. The agreement allows for an additional warrant to purchase 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year, also subject to vesting. In addition to the warrants, the agreement also allowed for the purchase of 150,000 shares of common stock at the IPO price of $9.00 per share on the IPO date. In January 2001, the services agreement was amended whereby the warrant to purchase 500,000 shares of common stock was cancelled and a new warrant to purchase 400,000 shares of common stock at $0.91 per share was issued. The second warrant to purchase 400,000 shares of common stock at $0.91 per share vested over a 20 month period ending December 31, 2002.

      The fair value of these warrants and purchase option was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis using variable plan accounting over the initial term of the service agreement of three years. During the years ended December 31, 2000, 2001 and

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2002, $568,570, $813,530 and $479,869, respectively, was recorded primarily as a marketing expense related to this agreement with the non-cash credit for services to additional paid-in capital in the 2000, 2001 and 2002 statement of stockholders’ equity (deficit).

(8) Income Taxes

      There is no provision for income tax expense in 2000, 2001 or 2002 due to the Company’s net losses in each of the years. As a result of selling certain of its New Jersey state income tax loss benefits for cash, the Company realized $316,310, $328,898 and $313,580, respectively, in state income tax benefit during the years ended December 31, 2000, 2001 and 2002, respectively.

      The difference between the actual income tax provision and that computed by applying the U.S. federal income tax rate of 34% to pretax loss is summarized below:

	Year ended December 31,

	2000	2001	2002

Computed “expected” tax benefit	$(11,081,091)	$(9,178,562)	$(5,950,271)
Decrease (increase) in tax benefit resulting from:
State tax benefit, net of federal benefit	(208,765)	(215,753)	(206,962)
Increase in the federal valuation allowance	10,963,000	9,064,000	5,839,000
Other, net	10,546	3,417	4,653

	$(316,310)	$(326,898)	$(313,580)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2001 and 2002 are as follows:

	December 31,

	2001	2002

Deferred tax assets:
Net operating loss carryforwards	$36,494,000	$44,432,000
Capitalized start-up costs	260,000	—
Capitalized research and developmental costs	855,000	291,000
Book depreciation in excess of tax depreciation	875,000	1,123,000
Deferred compensation and accrued vacation	156,000	77,000
Advances	33,000	8,000
Other, net	85,000	152,000

Total deferred tax assets	38,758,000	46,083,000

Less valuation allowance:
Federal	31,294,000	37,133,000
State	7,464,000	8,950,000

Total valuation allowance:	38,758,000	46,083,000

Net deferred taxes	$—	$—

      In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Based on the Company’s historical net losses, management believes it is more likely than not that the Company will not realize the benefits of these

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

deferred tax assets and, accordingly, a full valuation allowance has been recorded on the deferred tax assets as of December 31, 2001 and 2002.

      As of December 31, 2002, the Company has net operating loss carryforwards for federal income tax purposes of approximately $105,446,000 which begin to expire in 2010 if not used to offset future taxable income. The Company has experienced certain ownership changes which, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, may result in an annual limitation on the Company’s ability to utilize its net operating losses in the future.

(9) Related-party Transactions

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

(10) Commitments and Contingencies

     Lease Obligations

      The Company entered into a capital lease line of credit with Comdisco, Inc., whereby the Company had leased $1,240,585 of equipment under this capital lease line as of December 31, 2000. This lease line is now closed and all lease obligations have been paid as of December 31, 2002. The Company has operating leases on its office space which expire in June 2003. Future minimum lease obligations under these lease arrangements in 2003 are $197,344. Prior to the expiration of the current lease, the Company expects to negotiate a new lease extension.

      Rent expense of $330,019, $466,984 and $449,072 was recorded under operating leases for the years ended December 31, 2000, 2001 and 2002, respectively.

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

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Summary of Commitments and Obligations

      The following table shows future payments due under our commitments and obligations as of December 31, 2002 incorporates the February 10, 2002 amendment to our Random House agreement.

		(1)	(2)
		Dividends payable	Redemption of
		Microsoft Series A	Microsoft Series A			(4)
		Redeemable	Redeemable	Payments due	(3)	Payments due
	Operating	Convertible	Convertible	Content	Payments due	Random
Year	Leases	Preferred Stock	Preferred Stock	Providers	Amazon.com	House	Total

2003	$197,344	$1,659,779	—	$598,500	$1,500,000	—	3,955,623
2004	—	1,724,190	—	25,000	—	—	1,749,190
2005	—	1,937,299	—	—	—	—	1,937,299
2006	—	223,532	$12,289,976	—	—	—	12,513,508

Total	$197,344	$5,544,800	$12,289,976	$623,500	$1,500,000	—	$20,155,620

(1):	Dividends payable in 2003 include $125,257 due as of December 31, 2002, which the Company intends to pay by the issuance of additional Series A Redeemable Convertible Preferred Stock. The remaining 2003 balance of $1,534,522 as well as all future dividends payable can be paid by either the issuance of additional preferred shares or in cash at the option of the Company. The schedule above was prepared assuming that all future dividends would be paid by the issuance of additional preferred shares.

(2):	If the Series A Redeemable Convertible Preferred Stock is not converted into common stock prior to the fifth anniversary of the original issue date, Audible is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends.

(3):	The $1,500,000 shown due to Amazon was due in 2002 and was payable in four installments of $375,000 each due on January 30, April 30, July 31, and October 30, 2002. The resolution of this remaining obligation is currently under discussion between Amazon.com and Audible.

(4):	On February 10, 2003 the Random House agreement was amended to waive the $1,500,000 in imprint fees that were due in 2003 and 2004.

     Contingencies

      On May 21, 2001, a complaint was filed in the District Court of Larimer County, Colorado on behalf of a plaintiff who is under indictment for attempted fraud and extortion against Audible, Inc. in early 2000. The Complaint alleged breach of contract, promissory estoppel, fraud, unjust enrichment, breach of duty of good faith and fair dealing, and “outrageous conduct” based on “negotiations” conducted over the Internet with the assistance of the FBI in order to locate and arrest the plaintiff. The damages sought include the items negotiated for (approximately $107,000 in value), attorney’s fees and costs, exemplary damages in an unspecified amount, and punitive damages. Audible has noticed the removal of the case to the Federal District Court for Colorado based on diversity jurisdiction. The plaintiff agreed to dismiss his case with prejudice based on the claims we made in our Answer to the complaint and the final dismissal order was issued on October 2, 2001 at no cost to the Company.

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

(11) Notes Due from Stockholders for Common Stock

      Notes due from stockholders that are current employees and former directors of $294,456 and $289,545 at December 31, 2001 and 2002, respectively, were received by the Company for payment for shares of common stock purchased under the Company’s Stock Restriction Agreements (see note 3). These notes have been reflected as a reduction to stockholders’ equity. The notes are full recourse promissory notes bearing interest at fixed rates ranging from 7.0% to 8.5% through December 31, 2002 and at 4% subsequent thereto until December 31, 2003. The notes began maturing in the year 2000.

      Certain employee employment agreements prior to 1998 contained a provision whereby the employee would be awarded a one-time bonus if still employed by the Company on the due date of the promissory note equal to the amount of the promissory note. Compensation expense is recognized on a straight-line basis over the term of the promissory note. Deferred cash compensation related to bonuses in the accompanying balance sheets represents the earned, unpaid portion of such bonuses.

      As of January 29, 2003, the unpaid principal and unpaid interest balance due to the Company from stockholders that are employees, net of bonuses due to the employees, on these notes was $263,240. On January 29, 2003 the employees were notified that the Company will not require them to repay the unpaid principal nor the unpaid interest on the notes payable. The employees will be individually responsible for the personal income tax consequences of this debt forgiveness. In connection with this debt forgiveness, the Company will record a non-cash charge of $263,240 in the first quarter of 2003. In addition, for the remaining notes issued to former directors in the amount of $58,750 not covered under this debt forgiveness, the Company has extended the due dates to December 31, 2003 and reduced the interest rate in 2003 to 4%.

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company has exercised its right to purchase shares of unvested stock from employees who were terminated (under the terms of the Company’s Stock Restriction Agreements). During 2000, 2001 and 2002, the Company repurchased 4,155, 140,220 and 0 shares, respectively. The Company paid for these shares by reducing the indebtedness under the promissory notes issued to the Company. During the year ended December 31, 2002, the Company received as partial payment of a note due from a stockholder 12,500 previously vested shares of common stock.

(12) Employee Benefit Plan

      The Company has a 401(k) based on contributions from employees and discretionary Company contributions. The Company has not contributed to the 401(k) Plan to date.

(13) Amazon Agreement

      In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement the Company will be the exclusive provider of digital spoken audio (as defined) to Amazon.com. On January 24, 2001, the Company signed Amendment No. 1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. Under the amendment, the annual fee for Year 3 of the agreement was reduced from $10,000,000 to $1,500,000 and an additional fee of $1,000,000 is payable in Year 2 of the agreement, making the total amount to be paid by the Company under the agreement $22,500,000. Also in connection with Amendment No. 1, the Company issued 500,000 common stock warrants to Amazon.com at an exercise price of $1.50 per share, which are exercisable after January 31, 2002. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the remaining term of the agreement. During each year ended December 31, 2001 and 2002, $172,800 was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital.

      During the three-year term of this agreement, in consideration for certain services, Amazon is entitled to receive $22,500,000 (as amended) plus a specified percentage of revenue earned over a specified amount. Under a Securities Purchase Agreement, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. Under the two agreements, the consideration of $20,000,000 paid by Amazon for the purchase of the common stock, and the Company’s obligation for the annual fee for the first two years per the original Co-Branding, Marketing, and Distribution Agreement, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders’ equity, and was being amortized over the first two years of the agreement on a straight-line basis. Prior to Amendment No. 1, through January 2001, $10,000,000 had been amortized as a marketing expense related to the initial $20,000,000 of deferred services. Subsequent to Amendment No. 1, the unamortized payment for year 2 of $10,000,000 plus the additional $2,500,000 in payments required under the amendment, or $12,500,000, is being amortized on a straight-line basis over the remaining term of the agreement of 24 months. During the years ended December 31, 2000, 2001 and 2002, $9,166,666, $5,416,667 and $5,000,000, respectively, was recorded as a marketing expense, with the non-cash credit to deferred services. During the years ended December 31, 2000, 2001 and 2002, $0, $1,145,833 and 1,250,000, respectively, was recorded as a marketing expense representing the straight-line amortization of the cash portion of payments due under this agreement.

      As of December 31, 2002, a total of $1,500,000 in cash payments, which were payable in four installments of $375,000 each, due on January 30, April 30, July 31, and October 30, 2002, respectively, under this agreement remains unpaid. The resolution of this remaining obligation is currently under discussion between Amazon.com and Audible.

      Of this amount, $1,395,500 has been accrued based on the straight-line amortization and is included in Accrued Expenses on the accompanying December 31, 2002 Balance Sheet.

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(14) Random House, Inc. Agreement

      On May 5, 2000, Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint will be distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Over the term of the agreement Audible was to contribute towards the funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment the Company agreed to issue 1,250,000 shares of Series B Convertible Preferred Stock. At any time on or after March 26, 2004, subject to certain conditions, all outstanding shares of Series B Preferred Stock shall automatically convert to shares of common stock at the then effective conversion price. Through December 31, 2001, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004. On February 10, 2003 the agreement was further amended so that Audible shall no longer be required to pay the $1,500,000 imprint fees that were due in 2003 and 2004. At December 31, 2002, $135,000 of this payment had been expensed and is included in Accrued Expenses in the accompanying December 31, 2002 Balance Sheet. This accrual will be reversed in the first quarter of 2003.

      During the years ended December 31, 2000, 2001 and 2002, $640,000, $960,000 and $922,497, respectively was recorded as a cost of content and services revenue related to this agreement. Under the agreement Random House was granted a warrant to purchase 878,333 shares of Audible common stock at various exercise prices that vest over the term of the agreement. The fair value of these warrants is being amortized as an expense on a straight-line basis over the 50-month term of the agreement, and most of the warrants are accounted for using variable plan accounting and compensation costs vary each accounting period until the measurement date. During the years ended December 31, 2001 and 2002, $603,496 and $448,336, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. Additionally, the agreement contains provisions for profit participation, bounties, and the right to purchase additional warrants based on future performance. Random House Audible is an imprint of Random House, Inc.’s Random House Audio Publishing Group division.

(15) Streamlining Initiative

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

(16) Amendment to Certificate of Incorporation

      On March 12, 2002, stockholders of Audible approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares on common stock from 50,000,000 shares to 75,000,000 shares.

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(17) Supplemental Disclosure of Cash Flow Information

      The following supplemental information relates to the Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002:

      No income tax payments have been made in 2000, 2001 or 2002. Total cash paid for interest expense for the years ended December 31, 2000, 2001 and 2002, was $21,810, $9,722 and $0, respectively.

      Non-cash operating activities which occurred in the years ended December 31, 2000, 2001 and 2002 included:

Content revenue exchanged for advertising (barter transactions); $0, $1,285,048 and $0. Of the $1,285,048 in barter revenue in 2001, $1,071,260 of barter advertising had been expensed in 2001, and the balance of $213,788 was expensed in 2002.

      Non-cash investing and financing activities which occurred in the years ended December 31, 2000, 2001 and 2002 included:

•	Purchase of treasury stock at cost through reductions in notes receivable; $1,046 $31,162, and $0, respectively.

•	Common stock issued for deferred services in connection with a Co-Branding, Marketing and Distribution agreement; 20,000,0000, $0, and $0, respectively.

•	Issuance of common stock upon the cashless exercise of common stock warrants; 326,930 shares, 0 shares, and 0 shares, respectively.

•	Payment of dividends on redeemable convertible preferred stock in the form of preferred shares; $0, $318,902 and $1,971,075 respectively.

•	The Company received 12,500 shares of Audible common stock with a fair value at the date of the transaction of $4,750 in partial payment of a note receivable due from a shareholder-employee during the year ended December 31, 2002.

•	The Company issued 1,250,000 shares of Series B Convertible Preferred Stock in connection with its agreement with Random House in exchange for a reduction of $1,250,000 in payments due under the agreement in the year ended December 31, 2002.

(18) Customer Concentration

      Total revenues attributable to Microsoft represented 17%, 3% and 0%, of total revenue for the years ended December 31, 2000, 2001 and 2002, respectively. During the year ended December 31, 2001, barter bulk content sales to Real Networks, Inc. accounted for 11% of our total revenue in 2001. At December 31, 2001, one customer had an accounts receivable balance totaling 26% of the Company’s total accounts receivable balance. As of December 31, 2002, there were no customers who had an accounts receivable balance greater than 10% of our total accounts receivable balance.

(19) Special Situation Funds Investment

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

AUDIBLE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(20) Quarterly Results (Unaudited)

      The following tables contain selected unaudited quarterly financial data for each quarter of 2001 and 2002. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2001

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue, net	$2,182,577	$2,042,791	$2,160,932	$2,685,113
Operating expenses	9,893,120	10,323,910	8,202,051	8,213,668
Loss before state income tax benefit	$(7,474,922)	$(8,097,999)	$(5,940,594)	$(5,482,256)
Net loss	$(7,474,922)	$(8,097,999)	$(5,940,594)	$(5,155,358)
Accrued dividends on redeemable preferred stock	(170,958)	(299,208)	(302,496)	(276,854)
Net loss applicable to common shareholders	$(7,645,880)	$(8,397,207)	$(6,243,090)	$(5,432,212)
Basic and diluted loss per common share	$(0.28)	$(0.31)	$(0.23)	$(0.20)
Weighted average common shares outstanding	26,995,860	26,919,837	26,885,820	26,870,264

	Year Ended December 31, 2002

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue, net	$2,547,738	$2,742,805	$3,287,307	$3,791,689
Operating expenses	7,173,584	7,481,780	7,833,997	7,466,414
Loss before state income tax benefit	$(4,596,040)	$(4,709,516)	$(4,529,556)	$(3,665,966)
Net loss	$(4,596,040)	$(4,709,516)	$(4,529,556)	$(3,352,386)
Accrued dividends on redeemable preferred stock	(326,945)	(333,802)	(354,195)	(350,778)
Net loss applicable to common shareholders	$(4,922,985)	$(5,043,318)	$(4,883,751)	$(3,703,164)
Basic and diluted loss per common share	$(0.17)	$(0.16)	$(0.16)	$(0.12)
Weighted average common shares outstanding	29,140,383	30,951,144	30,947,340	30,969,079