Form 10-K/A
period 2002-12-31
AUDIBLE INC
filed 2003-04-30
CIK 1077926

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A

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

Common Stock, par value $0.01

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).     Yes ☐          No ☑

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

Selected Financial Data

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands, except per share data)
Statement of operations data:
Revenue, net:
Consumer content	$84	$364	$1,443	$5,143	$10,940
Services	48	114	576	884	348
Bulk content	—	—	500	1,435	—

Total content and services	132	478	2,519	7,462	11,288
Hardware	244	314	1,273	1,293	932
Other	—	951	757	316	150

Total revenue, net	376	1,743	4,549	9,071	12,370

Operating expenses:
Cost of content and services revenue	372	812	3,668	4,902	4,970
Cost of hardware revenue	556	308	2,572	2,858	2,718
Production	1,639	3,397	6,458	5,636	3,882
Development	1,642	2,680	4,444	3,322	2,271
Write-down related to hardware business	952	—	—	—	—
Sales and marketing	1,453	6,109	16,052	15,187	12,468
General and administrative	1,838	3,015	5,548	4,727	3,647

Total operating expenses	8,452	16,321	38,742	36,632	29,956

Loss from operations	(8,076)	(14,578)	(34,193)	(27,561)	(17,586)
Other (expense) income, net	(62)	1,102	1,602	565	85

Loss before state income tax benefit	(8,138)	(13,476)	(32,591)	(26,996)	(17,501)
State income tax benefit	—	—	316	327	314

Net loss	$(8,138)	$(13,476)	$(32,275)	$(26,669)	$(17,187)
Accrued dividends on redeemable preferred stock	—	—	—	(1,049)	(1,366)

Net loss applicable to common shareholders	$(8,138)	$(13,476)	$(32,275)	$(27,718)	$(18,553)

Basic and diluted net loss per common share	$(1.15)	$(0.85)	$(1.21)	$(1.03)	$(0.61)
Weighted average common shares outstanding	7,097	15,890	26,644	26,918	30,508

	As of December 31,

	1998	1999	2000	2001	2002

Balance sheet data:
Cash and cash equivalents	$10,526	$12,030	$14,149	$7,628	$2,822
Short-term investments	—	24,404	1,957	—	—
Total assets	12,147	39,926	20,732	10,999	4,608
Noncurrent liabilities	1,688	538	713	220	135
Redeemable preferred stock	27,725	—	—	10,319	12,290
Total stockholders’ (deficit) equity	(19,529)	4,578	14,593	(5,549)	(13,326)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

      None.

PART III

Item 10.     Directors and Executive Officers of the Company.

DIRECTORS

      Donald R. Katz, age 50, has been the Chairman of the board of directors since April 1999, and a director since co-founding Audible in November 1995. Since July 2001, Mr. Katz has been serving as our Chief Executive Officer. From October 1999 to February 2000 and from November 1995 to March 1998, Mr. Katz served as our President and Chief Executive Officer. Prior to co-founding Audible, Mr. Katz was an author, business journalist and media consultant for over twenty years.

      Richard Sarnoff, age 43, has been a director since February 2001. Mr. Sarnoff currently also serves on the board of directors of Princeton Review. Mr. Sarnoff has been serving as President of Random House Ventures since March 2000, and as President of Random House Corporate Development Group since June 2000. From 1996 to 1998, Mr. Sarnoff served as Chief Financial Officer of Bantam Doubleday Dell, and after the merger with Random House in 1998, he has been serving as Executive Vice President and Chief Financial Officer of Random House. From 1995 to 1998, Mr. Sarnoff served as Senior Vice President of Corporate Development of Bertelsmann Book Group. From 1987 to 1998, Mr. Sarnoff served Bantam Doubleday Dell (predecessor to Random House), in various management positions, including Director of Planning for the Sales and Marketing Division, Director of Marketing for the Bantam Publishing Division, Vice President of Strategic Planning, and Senior Vice President of Diversified Publishing and New Media.

      Andrew P. Kaplan, age 48, has been a director since February 2002. Mr. Kaplan has been our Executive Vice President and Chief Financial Officer since June 1999. From June 1997 to May 1999, Mr. Kaplan served as Chief Financial Officer of Thomson Corporation Publishing International, a division of The Thomson Corporation. From September 1995 to May 1997, Mr. Kaplan served as Senior Vice President and Chief Financial Officer of Vertis, Inc., an advertising services company. From March 1989 to August 1995, Mr. Kaplan served as Vice President and Chief Financial Officer of Time Life, a division of AOL Time Warner Inc.

      Gary L. Ginsberg, age 39, has been a director since April 2001. Since January 1999, Mr. Ginsberg has been serving as Executive Vice President of Investor Relations and Corporate Communications of News Corporation, and as a member of the Executive Management Committee since June 2000. Prior to joining News Corporation, Mr. Ginsberg served as managing director at the New York based strategic consulting firm of Clark & Weinstock from November 1996 until December 1998. Mr. Ginsberg also served as Senior Editor and Counsel of GeorgeMagazine from March 1995 until November 1996.

      Johannes Mohn, age 52, has been a director since April 2001. Since June 2001, Mr. Mohn has been serving as Vice President of Media Technology at Bertelsmann A.G. From December 1998 to May 2001, Mr. Mohn served as Vice President of Technology Management at Direct Group, Bertelsmann A.G. From May 1995 to November 1998, Mr. Mohn served as Managing Director of Bertelsmann Kalendar GmbH, a subsidiary of Bertelsmann A.G. and also served as Managing Director of Mohndruck Kalendar und Promotion Verlag GmbH, a subsidiary of Bertelsmann A.G., and Dohse & Broelemann GmbH.

      Richard Brass, age 50, has been a director since April 1999. Since November 1997, Mr. Brass has been serving as Vice President, Technology Development at Microsoft Corporation. From 1989 to July 1997, Mr. Brass served as Senior Vice President of Oracle Corporation.

      Winthrop Knowlton, age 71, has been a director since November 1996. Since 1989, Mr. Knowlton has been serving as Chairman and Chief Executive Officer of Knowlton Brothers, Inc., a management company for limited partnerships and offshore funds investing in the U.S.

EXECUTIVE OFFICERS

      In addition to Messrs. Katz and Kaplan, Mr. Kramer is our other executive officer.

      Robert O. Kramer, age 43, has been serving as our President since July 2001. From May 2000 to July 2001, Mr. Kramer served as our Chief Technology Officer. From July 1984 to April 2000, Mr. Kramer served as senior executive of American Management Systems.

      Our officers are elected by the board of directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Our directors and executive officers must file reports with the Securities and Exchange Commission indicating the number of shares of our common stock they beneficially own and any changes in their beneficial ownership. Copies of these reports must be provided to us. Based on our review of these reports and written representations from the persons required to file them, we believe each of our directors and executive officers filed all required reports during 2002 in a timely fashion.

Item 11.     Executive Compensation.

EXECUTIVE COMPENSATION

      The following summary compensation table sets forth the compensation paid by us during the last three years ending December 31, 2002, to our chief executive officer, and the other most highly compensated executive officers, other than our chief executive officer, whose total compensation for services in all capacities exceeded $100,000 during such year, whom we refer to as our “Named Executive Officers.”

Summary Compensation Table

						Long Term
						Compensation

		Annual Compensation				Awards

					Other Annual	Securities
				Bonus	Compensation	Underlying
Name and Principal Position	Year	Salary ($)		($) (1)	($)	Options/SARs

Donald R. Katz	2002	190,000		—	—	400,000
Chief Executive Officer	2001	225,000	(2)	—	—	600,000
And Chairman, Board of	2000	250,000		112,500	—	—
Directors

Robert O. Kramer	2002	250,000		—	—	250,000
President	2001	250,000	(3)	—	100,000 (5)	425,000
	2000	149,680		49,844	—	250,000

Andrew P. Kaplan	2002	190,000		—	—	300,000
Executive Vice President	2001	181,396	(4)	—	100,000 (5)	300,000
Chief Financial Officer	2000	157,917		29,246	—	100,000

(1)	Reflects bonuses earned in the fiscal year indicated, paid during the following fiscal year.

(2)	The salary paid to Mr. Katz in 2001 is based on an annual base salary of $250,000 for the period starting on January 1, 2001 to July 31, 2001, and based on an annual base salary of $190,000 for the period starting on August 1, 2001 to December 31, 2001. Currently, the salary paid to Mr. Katz is based on an annual base salary of $190,000.

(3)	The salary paid to Mr. Kramer is based on an annual base salary of $250,000.

(4)	The salary paid to Mr. Kaplan is based on an annual base salary of $190,000.

(5)	Reflects a $100,000 retention payment in return for continuous employment through June 30, 2001.

Options Granted in 2002

      The following table provides the specified information concerning options granted to our Named Executive Officers for the fiscal year ended December 31, 2002:

					Potential Realizable
					Value at Assumed Annual
	Number of	Percent of Total			Rates of Stock Price
	Securities	Options/SARs	Exercise		Appreciation for Option
	Underlying	Granted to	Price		Term
	Options/SARs	Employees in	Per	Expiration
Name	Granted	Fiscal Year	Share	Date	5%	10%

Donald R. Katz	400,000	16.0%	$0.99	2/13/12	$249,200	$631,200
Robert O. Kramer	250,000	10.0%	$0.99	2/13/12	$155,750	$394,500
Andrew P. Kaplan	300,000	12.0%	$0.99	2/13/12	$186,900	$473,400

Option Exercises in 2002 and Year-End Values Table

      The following table provides information concerning option exercises in 2002 and unexercised options held as of December 31, 2002, by our Named Executive Officers.

			Number of Securities		Value of Unexercised
			Underlying		In-the-Money
			Unexercised Options at		Options at
	Shares		December 31, 2002		December 31, 2002(1)
	Acquired	Value
	on Exercise	Received	Exercisable	Unexercisable	Exercisable	Unexercisable

Donald R. Katz	—	—	487,225	512,775	—	—
Robert O. Kramer	—	—	532,417	392,583	—	—
Andrew P. Kaplan	—	—	623,474	401,526	—	—

(1)	Based on $0.30 per share, the closing price of our common stock on the Nasdaq SmallCap Market on December 31, 2002, none of the options were “in-the-money.”

EMPLOYMENT ARRANGEMENTS

      We have not entered into formal employment agreements with any of our Named Executive Officers. Our employment arrangements with our Named Executive Officers, which are embodied in enforceable offer letters, provide for a base salary, which may be increased by our board of directors, and bonus, which may take the form or a combination of an annual bonus, transaction bonus, and/or retention payment.

      Donald R. Katz. Mr. Katz’s employment arrangement provides him with an annual base salary of $190,000. In 2002, Mr. Katz was granted an option to acquire 400,000 shares of our common stock in lieu of any cash bonus. Mr. Katz is entitled, under the Company’s Management Incentive Plan, to a one-time bonus of $200,000 if the Company is sold or if it obtains additional funding in an amount of $15 million or more (transaction bonus).

      Robert O. Kramer. Mr. Kramer’s employment arrangement provides him with an annual base salary of $250,000. In 2002, Mr. Kramer was granted an option to acquire 250,000 shares of our common stock in lieu of any cash bonus. In 2001, the Company paid Mr. Kramer a retention payment of $100,000 for remaining employed with the Company during 2001 pursuant to the terms of a letter agreement. Mr. Kramer also has access to a corporate apartment.

      Andrew P. Kaplan. Mr. Kaplan’s employment arrangement provides him with an annual base salary of $190,000. In 2002, Mr. Kaplan was granted an option to acquire 300,000 shares of our common stock in lieu of any cash bonus. Mr. Kaplan is entitled to six-month severance if we terminate his employment. We also provide him access to a corporate apartment. In 2001, the Company paid Mr. Kaplan a retention payment of $100,000 for remaining employed with the Company during 2001 pursuant to the terms of a letter agreement. Mr. Kaplan is entitled, under the Company’s Management Incentive Plan, to a one-time bonus of $200,000 if the Company is sold or if it obtains additional funding in an amount of $15 million or more (transaction bonus).

      We require all our employees to sign agreements that prohibit the disclosure of our confidential or proprietary information. Each of these employees also has agreed to non-competition and non-solicitation provisions that will be in effect during his employment and for one year thereafter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

      None of the members of the Compensation Committee was, during 2002, one of our officers or employees at any time.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information regarding our equity compensation plans as of December 31, 2002.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected
Plan Category	warrants and rights (1)	warrants and rights	in first column) (1)

Equity compensation plans approved by security holders	7,547,150	$2.40	1,428,038
Equity compensation plans not approved by security holders	—	—	—

Total	7,547,150	$2.40	1,428,038

(1)	Represents shares of common stock issuable in connection with such equity compensation plans.

PRINCIPAL STOCKHOLDERS

      The following table shows the number of shares of our common stock beneficially owned as of April 1, 2003 by:

•	each person who we know beneficially owns more than 5% of the common stock;

•	each member of our board of directors;

•	each of our Named Executive Officers; and

•	all of the directors and executive officers as a group.

      Unless otherwise indicated, (i) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable, and (ii) the address for the persons named in the table is c/o Audible, Inc., 65 Willowbrook Boulevard, Wayne, New Jersey 07470.

	Number of
	Shares
	Beneficially	Percent of Shares
Name of Beneficial Owner	Owned	Outstanding (1)

Microsoft Corporation (2)	15,718,771	35.1%
One Microsoft Way Redmond, WA 98052-6399
Special Situations Fund III, L.P. (3)	4,950,851	15.9%
Special Situations Private Equity Fund, L.P.
Special Situation Technology Fund
153 East 53rd Street New York, NY 10022
Special Situations Cayman Fund, L.P.
C/o CIBC Bank and Trust Company (Cayman) Limited CIBC Bank Building P.O. Box 694 Grand Cayman, Cayman Islands British East Indies
Amazon.com, Inc. (4)	1,840,033	5.9%
Amazon.com Commerce Services, Inc.
Amazon.com Holdings, Inc.
Amazon.com NV Investment Holdings, Inc.
1200 12th Avenue South Suite 1200 Seattle, WA 98144
Random House (5)	1,419,780	4.4%
1540 Broadway New York, NY 10036
Richard Brass	0	*
Winthrop Knowlton (6)	151,875	*
Donald R. Katz (7)	1,862,825	6.0%
Robert O. Kramer (8)	607,944	1.9%
Andrew Kaplan (9)	725,322	2.3%
Richard Sarnoff (10)	35,000	*
Gary L. Ginsberg (11)	35,000	*
Johannes Mohn (12)	35,000	*
All Named Executive Officers and directors as a group (8 persons) (13)	3,452,966	11.1%

*	less than 1%

(1)	As of April 1, 2003, we had outstanding 30,988,644 shares of common stock, 3,408,420 shares of Series A convertible preferred stock (each share of which is convertible into 4.0323 shares of common stock) and 1,250,000 shares of Series B convertible preferred stock (each share of which is convertible into one share of common stock). Unless otherwise noted, the persons named in this table have sole voting power with respect to all shares of common stock. In compliance with the SEC rules, for purposes of calculating the percentage of common stock outstanding, any securities not outstanding which are subject to options, warrants or conversion privileges, including our Series A convertible preferred stock and Series B convertible preferred stock, are deemed outstanding for the purposes of computing the percentage of the outstanding securities owned by such person but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Share ownership in each case includes shares issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of April 1, 2003.

(2)	Includes 13,743,771 shares of common stock issuable upon conversion of 3,408,420 shares of our Series A convertible preferred stock, and 100,000 shares issuable upon exercise of warrants.

(3)	The number of shares beneficially owned is based on the information contained in that certain Schedule 13G that was filed with the SEC on March 4, 2002, as amended on November 8, 2002 and February 14, 2003, reporting beneficial ownership of securities of the Company held by Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., and Special Situations Technology Fund, L.P. As reported in the Schedule 13G, Austin Marxe and David Greenhouse beneficially own 4,950,851 shares of common stock, of which: (i) 1,924,623 shares of common stock and 627,906 shares of common stock issuable upon exercise of warrants are held by Special Situations Fund III, L.P., (ii) 791,193 shares of common stock and 261,628 shares of common stock issuable upon exercise of warrants are held by Special Situations Private Equity Fund, L.P., (iii) 536,949 shares of common stock and 174,419 shares of common stock issuable upon exercise of warrants are held by Special Situations Cayman Fund, L.P., and (iv) 477,156 shares of common stock and 156,977 shares of common stock issuable upon exercise of warrants are held by Special Situations Technology Fund, L.P. As reported in the Schedule 13G, (i) MGP Advisers Limited Partnership acts as general partner of and investment adviser to Special Situations Fund III, L.P., (ii) MG Advisers, L.L.C. acts as general partner of and investment adviser to Special Situations Private Equity Fund, L.P., (iii) AWM Investment Company, Inc. acts as the general partner of MGP Advisers Limited Partnership, and general partner of and investment adviser to Special Situations Cayman Fund, L.P., and (iv) SST Advisers, L.L.C. acts as general partner of and investment adviser to Special Situations Technology Fund, L.P. Austin Marxe and David Greenhouse have shared power to vote or to direct the vote of and to dispose or to direct the disposition of securities reported in the Schedule 13G which are beneficially owned by Austin Marxe and David Greenhouse by virtue of being executive officers of the investment advisers of each of the four funds.

(4)	The number of shares beneficially owned is based on the information contained in that certain Schedule 13G that was filed with the SEC on February 14, 2002, reporting beneficial ownership of securities of the Company held by Amazon.com, Inc. As reported in the Schedule 13G, Amazon.com, Inc. is the indirect beneficial owner of: (i) 1,340,033 shares of common stock, which shares are held directly by Amazon.com Commerce Services, Inc., a wholly owned subsidiary of Amazon.com Holdings, Inc. which, in turn, is a wholly owned subsidiary of Amazon.com, Inc., and (ii) 500,000 shares of common stock issuable upon exercise of warrants held by Amazon.com NV Investment Holdings, Inc. Amazon.com NV Investment Holdings, Inc. is also a wholly owned subsidiary of Amazon.com, Inc.

(5)	Includes 1,250,000 shares issuable upon conversion of our Series B convertible preferred stock.

(6)	Includes 50,000 shares issuable upon exercise of options.

(7)	Includes 563,325 shares issuable upon exercise of options.

(8)	Includes 1,200 shares held in trust for minor child of which Mr. Kramer controls and 604,644 shares issuable upon exercise of options.

(9)	Includes 718,322 shares issuable upon exercise of options.

(10)	Includes 35,000 shares issuable upon exercise of options.

(11)	Includes 35,000 shares issuable upon exercise of options.

(12)	Includes 35,000 shares issuable upon exercise of options.

(13)	Includes 1,833,116 shares issuable upon exercise of options.

Item 13.     Certain Relationships and Related Transactions.

      Random House, Inc. On May 5, 2000, we entered into a four-year Co-publishing, Marketing, and Distribution Agreement with Random House, Inc. to form a strategic alliance to establish Random House Audible, a publishing imprint. We are obligated to contribute $1,000,000 annually for four years towards the funding of this alliance. During the years ended December 31, 2000 and 2001, $640,000 and $960,000 respectively, were recorded as the cost of content and services revenue related to this contribution. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of our common stock for $1,000,000. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment we agreed to issue 1,250,000 shares of Series B Convertible Preferred Stock. Through December 31, 2002, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004. On February 10, 2003 the agreement was further amended so that we no longer are required to pay the $1,500,000 imprint fees that were due in 2003 and 2004. Mr. Sarnoff, who serves as a director on our board of directors, is President of Random House, Inc.’s New Media and Corporate Development Group. In addition, Mr. Mohn, who serves as a director on our board of directors, is Vice President of Media Technology of Bertelsmann A.G.

      Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P. and Special Situations Technology Fund, L.P. In January 2002, Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P. and Special Situations Technology Fund, L.P. purchased an aggregate of 4,069,758 shares of our common stock and warrants to purchase an aggregate of 1,220,930 shares of our common stock for $3,500,000.48. Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P. and Special Situations Technology Fund, L.P. in the aggregate, own more than 5% of our common stock.

      We believe that the transactions described above were made on terms no less favorable to us than if such transactions were with non-affiliates.

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
(3)	Exhibits

      The following exhibits are filed or incorporated by reference, as stated below:

Exhibit
Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Audible
3.1.1***	Certificate of Designation of Designations, Limitations, Restrictions And Relative Rights of the Series A Convertible Preferred Stock of Audible, Inc.
3.1.2*** *	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Audible
3.2*	Amended and Restated Bylaws of Audible
10.1†*	License Agreement dated November 4, 1998, by and between Microsoft Corporation and Audible
10.2†*	Digital Rights Management Agreement dated November 4, 1998, between Microsoft Corporation and Audible
10.3†*	Development Agreement dated November 12, 1998, by and between RealNetworks, Inc. and Audible
10.4*	RealMedia Architecture Partner Program Internet Agreement dated November 12, 1998, between RealNetworks, Inc. and Audible
10.5*	Master Lease Agreement dated November 19, 1996, by and between Comdisco, Inc. as lessor, and Audible as lessee
10.5.1*	Addendum to Master Lease Agreement dated November 20, 1996, by and between Comdisco, Inc., as lessor, and Audible, as lessee (relating to Exhibit 10.5)
10.8*	Loan and Security Agreement dated April 6, 1998, by and between Silicon Valley Bank, as lender, and Audible, as borrower, for a revolving line of credit of up to $1,000,000
10.10*	Security and Loan Agreement dated November 20, 1996, between Audible, as borrower, and Imperial Bank, as lender, for up to $500,000
10.14*	Amended and Restated Registration Rights Agreement dated February 26, 1998, by and among Audible and certain stockholders named therein
10.14.1*	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated December 18, 1998 (relating to Exhibit 10.14)
10.14.2*	Amendment No. 2 to Amended and Restated Registration Rights Agreement dated June 17, 1999 (relating to Exhibit 10.14)
10.15*	1999 Stock Incentive Plan
10.16*	Form of Common Stock Warrants issued March 31, 1997 by Audible to various investors in connection with the Series C preferred stock financing
10.17*	Form of Stock Restriction Agreement by and between Audible and the Named Executive Officers made in connection with various purchases and sales of shares of restricted common stock
10.18*	Form of Promissory Note made by the Named Executive Officers in favor of Audible in connection with various purchases and sales of shares of restricted common stock
10.19*	Office Lease dated June 20, 1997, by and between Audible, as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in- common, as landlord
10.20*	Sublease Agreement dated July 19, 1996, by and between Audible, as sublessee, and Painewebber Incorporated, as sublessor
10.21†*	Agreement dated April 3, 1999 by and between Audible and Diamond Multimedia Systems, Inc.
10.22*	Common Stock Purchase Warrant, issued April 22, 1999, to Microsoft Corporation
10.23*	Employment Offer Letter from Audible to Guy Story dated September 10, 1996
10.24*	Employment Offer Letter from Audible to Brian Fielding dated April 25, 1997
10.25*	Employment Offer Letter from Audible to Travis Millman dated September 29, 1997

Exhibit
Number	Description

10.26*	Employment Offer Letter from Audible to Andrew Kaplan dated May 25, 1999
10.27**	Employment Offer Letter from Audible to Thomas G. Baxter dated February 3, 2000
10.28**	Warrant Agreement to purchase 10,000 Shares of Common Stock at a price of $7.65 per share, dated October 8, 1999, issued by Audible to National Public Radio, Inc.
10.29*	Common Stock Purchase Warrant, W-1, issued June 17, 1999, to Robin Williams
10.30*	Common Stock Purchase Warrant, W-2, issued June 17, 1999, to Robin Williams
10.30.1##	Amendment No. 1 to Common Stock Purchase Warrant, W-2, issued January 25, 2001, to Robin Williams (relating to Exhibit 10.30)
10.31††##	Securities Purchase Agreement dated January 30, 2000 by and between Audible and Amazon.com Commerce Services, Inc.
10.32††##	Co-Branding, Marketing and Distribution Agreement dated January 30, 2000 by and between Audible and Amazon.com Commerce Services, Inc.
10.33***	Series A Convertible Preferred Stock Purchase Agreement by and between Audible, Inc. and Microsoft Corporation dated as of February 8, 2001.
10.34††	Amendment No. 1 to Co-Branding, Marketing and Distribution Agreement dated as of January 24, 2001 by and between Amazon.com Commerce Services, Inc. and Audible (relating to Exhibit 10.32)
10.35****	Securities Purchase Agreement dated January 25, 2002 by and between Audible, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.
10.36****	Registration Rights Agreement dated January 25, 2002 by and between Audible, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.
10.37****	Form of Common Stock Purchase Warrant issued in connection with the sale of common stock to Special Situation Funds.
23.1	Consent of KPMG LLP, Independent Accountants
99.1*****	Annual Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*****	Annual Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-76985

**	Incorporated by reference from the Company’s 10-K/A for the period ended December 31, 1999

***	Incorporated by reference from the Company’s 10-K for the fiscal year ended December 31, 2000

****	Incorporated by reference from the Company’s 10-K for the fiscal year ended December 31, 2001

*****	Incorporated by reference from the Company’s 10-K for the fiscal year ended December 31, 2002.

#	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2000.

##	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2001.

###	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2001.

†	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 406 of the Securities Act of 1933.

††	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

43

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

Donald R. Katz
Chairman and Chief Executive Officer

Date: April 30, 2003

CERTIFICATION

I, Andrew Kaplan, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Audible, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

April 30, 2003

By	/s/ ANDREW KAPLAN ______________________________________

Name: Andrew Kaplan

Title:	Executive Vice President,

Chief Financial Officer and
Director (Principal Financial and
Accounting Officer)

CERTIFICATION

I, Donald Katz, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Audible, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

April 30, 2003

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

      A summary of the stock option activity under the Plan is as follows:

	Number of	Exercise Price	Weighted Average
	Shares	Per Share	Exercise Price

Balance, December 31, 1998	—	–	—
Granted	1,501,100	$2.00 – $15.38	$9.65
Canceled	(40,000)	$8.00	$8.00
Exercised	(12,500)	$8.00	$8.00

Balance, December 31, 1999	1,448,600	$2.00 – $15.38	$9.71
Granted	4,575,500	$0.44 – $40.00	$10.61
Canceled	(657,000)	$1.25 – $40.00	$21.74
Exercised	(1,200)	$8.00	$8.00

Balance, December 31, 2000	5,365,900	$0.44 – $15.88	$9.01
Granted	4,157,000	$0.36 – $ 1.78	$0.68
Canceled	(3,512,750)	$0.41 – $15.88	$9.38

Balance, December 31, 2001	6,010,150	$0.36 – $15.56	$3.04
Granted	2,507,000	$0.31 – $ 1.18	$0.95
Canceled	(958,888)	$0.39 – $15.56	$2.60
Exercised	(11,112)	$0.50	$0.50

Balance, December 31, 2002	7,547,150	$0.31 – $15.50	$2.40

Exercisable:
December 31, 2002	2,655,494	$0.31 – $ 1.00	$0.54
	550,230	$1.02 – $ 6.06	$3.78
	896,800	$8.00 – $15.50	$8.87

	4,102,524	$0.31 – $15.50	$2.80

      A summary of the total stock options outstanding as of December 31, 2002 is as follows:

				Weighted Average
Number of	Exercise Price	Weighted Average		Remaining
Options	Per Share	Exercise Price		Contractual

5,365,000	$0.31 – $ 1.0	0 $	0.73	8.80 years
984,250	$1.02 – $ 6.06		$3.52	7.68 years
1,197,900	$8.00 – $15.50		$8.99	6.82 years

7,547,150	$0.31 – $15.50		$2.40	8.35 years

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

      Non-cash investing and financing activities which occurred in the years ended December 31, 2000, 2001 and 2002 included:

•	Purchase of treasury stock at cost through reductions in notes receivable; $1,046 $31,162, and $0, respectively.

•	Common stock issued for deferred services in connection with a Co-Branding, Marketing and Distribution agreement; 20,000,0000, $0, and $0, respectively.

•	Issuance of common stock upon the cashless exercise of common stock warrants; 326,930 shares, 0 shares, and 0 shares, respectively.

•	Payment of dividends on redeemable convertible preferred stock in the form of preferred shares; $0, $318,902 and $1,971,075, respectively.

•	The Company received 12,500 shares of Audible common stock with a fair value at the date of the transaction of $4,750 in partial payment of a note receivable due from a shareholder-employee during the year ended December 31, 2002.

•	The Company issued 1,250,000 shares of Series B Convertible Preferred Stock in connection with its agreement with Random House in exchange for a reduction of $1,250,000 in payments due under the agreement in the year ended December 31, 2002.

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