Form 10-Q
period 2003-03-31
AUDIBLE INC
filed 2003-05-15
CIK 1077926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
☒	THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of May 12, 2003, 31,677,869 shares of common stock ("Common Stock"), 3,277,327 shares of Series A Convertible Preferred Stock and 1,250,000 shares of Series B Convertible Preferred Stock of the Registrant were outstanding.

1

AUDIBLE, INC.
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
AUDIBLE, INC.
CONDENSED BALANCE SHEETS

	March 31, 2003	December 31, 2002

Assets	(unaudited)

Current assets:
Cash and cash equivalents	$2,056,861	$2,822,080
Accounts receivable, net	240,830	189,263
Royalty advances	186,166	58,425
Prepaid expenses and other current assets	611,337	736,823
Inventory	217,505	77,262

Total current assets	3,312,699	3,883,853

Property and equipment, net	443,477	633,400
Other assets	90,805	90,805

Total assets	$3,846,981	$4,608,058

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,206,351	$1,077,509
Accrued expenses and compensation	3,287,197	3,231,893
Royalty obligations, current	565,000	598,500
Advances, current	447,193	476,053
Accrued dividends on redeemable convertible preferred stock	488,906	125,257

Total current liabilities	5,994,647	5,509,212

Deferred cash compensation	58,750	90,550
Royalty obligations, non current	97,500	25,000
Advances, non current	4,865	19,448

Redeemable convertible preferred stock; Series A, par value $.01, 4,500,000 shares authorized, 3,277,327 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	12,289,976	12,289,976

Commitments and contingencies (see note 10)

Stockholders' deficit:
Convertible preferred stock, Series B, par value $.01, 1,250,000 shares authorized, 1,250,000 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	1,137,500	1,137,500
Common stock, par value $.01. 75,000,000 shares authorized, 31,627,869 shares issued at March 31, 2003 and December 31, 2002 respectively	316,779	316,779
Additional paid-in capital	98,201,098	98,033,060
Deferred compensation and services	(101,210)	(591,155)
Notes due from stockholders for common stock	(58,750)	(289,545)

Treasury stock at cost: 689,225 shares of common stock at March 31, 2003 and December 31, 2002, respectively	(184,740)	(184,740)
Accumulated deficit	(113,909,434)	(111,748,027)

Total stockholders’ deficit	(14,598,757)	(13,326,128)

Total liabilities and stockholders’ deficit	$3,846,981	$4,608,058

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2003	2002

	(unaudited)	(unaudited)

Revenue, net:
Content and services
Consumer content	$3,887,585	$2,010,971
Services	28,096	174,694

Total content and services	3,915,681	2,185,665
Hardware	177,215	345,947
Other	16,126	16,126

Total revenue, net	4,109,022	2,547,738

Operating expenses:
Cost of content and services revenue	984,803	967,928
Cost of hardware revenue	548,304	663,928
Production expenses	939,923	1,028,818
Development	609,432	521,523
Sales and marketing	1,884,613	3,039,994
General and administrative	945,620	951,393

Total operating expenses	5,912,695	7,173,584

Loss from operations	(1,803,673)	(4,625,846)

Other income, net	5,915	29,806

Net loss	(1,797,758)	(4,625,040)

Accrued dividends on redeemable convertible preferred stock	(363,649)	(326,945)

Net loss applicable to common stockholders	$(2,161,407)	$(4,922,985)

Basic and diluted net loss per common share	$(0.07)	$(0.17)

Weighted average common shares outstanding	30,988,644	29,140,383

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Three months Ended March 31,

	2003	2002

	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(1,797,758)	$(4,596,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212,541	432,837
Services rendered for common stock and warrants	584,705	1,529,772
Non-cash compensation charge	73,278	73,278
Non-cash forgiveness of notes due from stockholders for common stock	198,995	--
Changes in assets and liabilities:
Interest receivable on short-term investments	--	(602)
Accounts receivable, net	(51,567)	15,432
Royalty advances	(127,741)	26,043
Prepaid expenses and other current assets	125,486	70,828
Inventory	(140,243)	277,801
Accounts payable	128,842	(6,604)
Accrued expenses and compensation	55,304	203,114
Royalty obligations	39,000	(148,750)
Advances	(43,443)	(174,833)

Net cash used in operating activities	(742,601)	(2,297,724)

Cash flows from investing activities:
Purchases of property and equipment	(22,618)	(7,195)

Net cash used in investing activities	(22,618)	(7,195)

Cash flows from financing activities:
Proceeds from sale of common stock, net	--	3,159,250
Proceeds from exercise of common stock options	--	5,556

Net cash provided by financing activities	--	3,164,806

(Decrease) increase in cash and cash equivalents	(765,219)	859,887
Cash and cash equivalents at beginning of period	2,822,080	7,627,802

Cash and cash equivalents at end of period	$2,056,861	$8,487,689

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2003 and 2002
(unaudited)

(1)     Description of Business and Business Conditions

Audible, Inc. (Audible or the Company), incorporated on November 3, 1995, was formed to create the Audible service, a solution delivering premium digital spoken audio content from its Web site, audible.com, over the Internet for playback on personal computers and mobile devices. The Company commenced commercial operations in October 1997.

The Company has experienced recurring losses since its inception and as a result as of March 31, 2003, has an accumulated deficit of $113,909,434 and a net capital deficiency of $14,598,757. As a result of its losses, the Company’s cash and cash equivalent balances has declined to $2,056,861 as of March 31, 2003. The Company believes that its cash and cash equivalents balance will enable it to meet its anticipated cash requirements for operations and capital expenditures through the second quarter of 2003. Beyond that, the Company will need to raise additional funds through public or private financing or other arrangements. No assurance can be given that such additional financing, when needed, will be available on terms favorable to the Company or to the stockholders, if at all.

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

(2)   Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying condensed financial statements as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002, from the Company’s Annual Report on Form 10-K.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2003 and 2002
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

Diluted net loss per common share for the three months ended March 31, 2003 does not include the effects of outstanding options to purchase 7,450,900 shares of common stock; warrants outstanding to purchase 3,542,271 shares of common stock; 13,215,166 shares of common stock issuable on conversion of outstanding Series A Redeemable Convertible Preferred Stock (“Series A”); and 1,250,000 shares of common stock issuable on conversion of outstanding Series B Convertible Preferred Stock (“Series B”), as the effect of their inclusion is antidilutive during the periods. Diluted net loss per common share for the three months ended March 31, 2002 does not include the effects of outstanding options to purchase 8,089,150 shares of common stock, outstanding warrants to purchase 3,482,271 shares of common stock, and 11,095,708 shares of common stock issuable on conversion of outstanding Series A as the effect of their inclusion is antidilutive during the periods.

Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure, (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation as originally provided by SFAS No. 123 “Accounting for Stock-Based Compensation”. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the year ended December 31, 2002. The application of the disclosure portion of this standard had no impact on our consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2003 and 2002
(unaudited)

The Company’s 1999 Stock Incentive Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock based awards to employees. For options granted to new Audible employees as part of their compensation package, the exercise price is determined by the closing price of Audible’s common stock on the day immediately proceeding the employees start date. For additional option grants made to existing employees, the exercise price is determined based on the closing price of the day immediately proceeding the grant date. The majority of the options granted vest over a fifty month period and expire ten years from the date of the grant.

Compensation expense, if any, based on the intrinsic value method is recognized on a straight-line basis over the vesting term. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net loss and net loss per common share would have changed to the pro forma amounts indicated in the table below.

	Three Months Ended
	March 31,
	2003	2002

Net Loss Applicable to Common Stockholders as Reported	$(2,161,407)	$(4,922,985)

Add: Total stock based employee
compensation cost included in reported
net loss (based on intrinsic value
method)	$19,200	$19,200

Deduct: Total stock based employee
compensation expense determined
under fair value method for all
awards	$(969,501)	$(1,377,059)

Pro-forma net loss	$(3,111,708)	$(6,280,844)

Basic and diluted net loss per common share:
As Reported	$(0.07)	$(0.17)

Pro Forma	$(0.10)	$(0.22)

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2003 and 2002
(unaudited)

(3)  Stockholders' Equity

Common Stock

In March 1999, the Company issued 229,500 shares of common stock to employees at a price less than the fair value of the stock at the time of issuance. These shares, which are subject to vesting over four years, were paid for by full recourse promissory notes executed by the employees. The difference between the fair value and the issue price of these common shares of $907,214 was recorded as deferred compensation, a component of stockholders’ deficit, and is being amortized as an expense straight-line over the vesting term. When employees have left the Company, the remaining unexpensed deferred compensation has been reversed against additional paid-in-capital.

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

In May 2002, the Company issued 50,000 options to purchase shares of common stock to an employee at $0.50 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over four years. The difference between the fair value and the issue price of these options of $25,000 was recorded as deferred compensation, and was being amortized as an expense straight-line over the vesting term. In July 2002, as a result of the employee no longer being employed by the Company, the Company stopped recording any further expense related to these 50,000 options and reversed the remaining unexpensed deferred compensation against paid-in-capital.

During each of the three months ended March 31, 2003 and 2002, $73,278 of compensation expense was recognized related to these transactions.

The Company has a Stock Incentive Plan (the ''Plan''), which permits up to 9,000,000 common stock shares to be issued under the Plan. The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards. As of March 31, 2003, options to purchase 7,450,900 common stock shares were outstanding.

In February 2002, the Company issued 4,069,768 shares of common stock in connection with an investment in the Company made by Special Situations Funds (see note 11).

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2003 and 2002
(unaudited)

During the three months ended March 31, 2002, the Company issued 11,112 shares of common stock in connection with the exercise of employee stock options. During the three months ended March 31, 2003, no shares of common stock were issued.

In March 2002, at a special meeting of stockholders of Audible Inc., the Company increased the number of shares of common stock authorized from 50,000,000 to 75,000,000. As of March 31, 2003 and December 31, 2002, the Company had issued 31,677,869 shares of common stock, respectively. As of March 31, 2003 and December 31, 2002, the Company had 3,542,271 and 3,523,271 shares of common stock, respectively, reserved for issuance upon exercise of outstanding common stock warrants, and 7,450,900 and 7,547,150 shares of common stock, respectively, reserved for issuance upon exercise of outstanding options. As of March 31, 2003 and December 31, 2002, the Company had 13,215,166 shares of common stock reserved for issuance upon conversion of outstanding Series A redeemable convertible preferred stock, and 1,250,000 shares of common stock reserved for issuance upon conversion of outstanding Series B convertible preferred stock

Convertible Preferred Stock

In March 2002, the Company issued 1,250,000 shares of Series B Convertible Preferred Stock in connection with an amendment to its contract with Random House (see note 7). At any time on or after March 26, 2004, subject to certain conditions, all outstanding shares of Series B Preferred Stock will automatically convert to shares of common stock at the then effective conversion price.

(4)   Redeemable Convertible Preferred Stock

Microsoft Investment

In February, 2001, Microsoft purchased 2,666,666 shares of Series A stock for $10,000,000 at a per share price of $3.75. Each share of Series A was originally convertible into four shares of Common Stock, (equivalent to a price of $.9375 per share), subject to adjustment under certain conditions. As a result of the investment in the Company made by Special Situations Funds in the first quarter of 2002, the conversion rate has been adjusted as per the Series A Certificate of Designationt to 4.0323 shares of Common Stock. The stock is convertible at the option of the holder at any time. Dividends are payable semi-annually at an annual rate of 12% in either additional preferred shares or in cash at the option of the Company. As of March 31, 2003, the Company had issued 610,661 additional shares of Series A covering the dividends payable through December 1, 2002. On the fifth anniversary of the original issue date, the Company is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. During the three months ended March 31, 2003 and 2002, $363,649 and $326,945, respectively, had been recognized as accrued dividends. As of March 31, 2003, and December 31, 2002, $488,906 and $125,257, respectively, in accrued dividends are included in the accompanying Balance Sheets.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2003 and 2002
(unaudited)

(5)      Services Agreement

In June 1999, in connection with a services agreement, the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three-year period. The agreement allows for an additional warrant to purchase 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year, also subject to vesting. In January 2001, this services agreement was amended. Under the terms of the amended agreement, the previously issued warrant to purchase 500,000 shares at $8.00 was replaced with two new warrants. The first new warrant issued, which is fully vested, is for the purchase of 200,000 shares of common stock at $0.91 per share. The second warrant for the purchase of 200,000 shares of common stock at $0.91 per share, is subject to vesting over a 20 month period ending December 31, 2002.

The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and was being amortized as an expense on a straight-line basis over the amended term of the service agreement which ended in January 2003, using variable plan accounting for any unvested portion of shares. Under variable plan accounting, the compensation costs will vary each accounting period until the final measurement date. During the three months ended March 31, 2003 and 2002, $20,296 and $125,725, respectively, of expense was recorded, primarily as a marketing expense, related to this agreement with the non-cash credit for services to additional paid-in capital.

(6)      Amazon Agreements

In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement the Company is the exclusive provider of digital spoken audio (as defined) to Amazon.com. On January 24, 2002, the Company signed Amendment No.1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. Under the amendment, the annual fee for Year 3 (which ended January 24, 2003) of the agreement is reduced from $10,000,000 to $1,500,000 and an additional fee of $1,000,000 is payable in Year 2 of the agreement. Also in connection with Amendment No.1, the Company issued 500,000 fully vested common stock warrants to Amazon.com at an exercise price of $1.50 per share, which are exercisable after January 31, 2003. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and was being amortized as an expense on a straight-line basis over the remaining term of the agreement which ended in January 2003. During each of the three month periods ended March 31, 2003 and 2002, $14,400 and $43,200, respectively, was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2003 and 2002
(unaudited)

During the three-year term of this agreement, in consideration for certain services, Amazon received $22,500,000 (as amended) plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. Under the agreements, the consideration paid by Amazon for the purchase of the common stock, and the Company’s obligation for the annual fee for the first two years per the original Co-Branding, Marketing, and Distribution Agreement, which are identical amounts, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders’ equity, and was being amortized over the first two years of the agreement on a straight-line basis. Prior to Amendment No. 1, through January 2002, $10,000,000 had been amortized as a marketing expense related to the initial $20,000,000 of deferred services. Subsequent to Amendment No. 1, the unamortized payment for year 2 of $10,000,000 plus the additional $2,500,000 payment required under the amendment, or $12,500,000, was being amortized on a straight-line basis over the remaining term of the agreement of 24 months which ended in January 2003. During the three months ended March 31, 2003 and 2002, $416,667 and $1,250,000, respectively, was recorded as a marketing expense related to the straight-line amortization of the non-cash portion of deferred services.

During each of the three months ended March 31, 2003 and 2002, $104,167 and $312,500, respectively, was recorded as a marketing expense representing the straight-line amortization of the cash portion of payments due under this agreement.

As of March 31, 2003, a total of $1,500,000 in cash obligations, which was payable in four installments of $375,000 each due on January 30, April 30, and July 31, and October 30, 2002, respectively, under this agreement remains unpaid. This unpaid amount has been accrued and is included in Accrued Expenses on the accompanying March 31, 2003 Balance Sheet. As of December 31, 2002, $1,395,500 had been accrued based on the straight-line amortization and was included in Accrued Expenses on the accompanying December 31, 2002 Balance Sheet. The resolution of this remaining obligation is currently under discussion between Amazon.com and Audible.

(7)   Random House Agreement

On May 5, 2000, Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint are distributed exclusively over the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Over the term of the agreement Audible was to contribute towards the funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due under the agreement from $4,000,000 to $2,750,000. In

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2003 and 2002
(unaudited)

exchange for this waiver, under the amendment the Company agreed to issue 1,250,000 shares of Series B Convertible Preferred Stock. At any time on or after March 26, 2004, subject to certain conditions, all outstanding shares of Series B Convertible Preferred Stock will automatically convert to shares of common stock at the then effective conversion price. Through December 31, 2002, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004. On February 10, 2003 the agreement was further amended so that Audible is no longer required to pay the $1,500,000 in imprint fees that were due in 2003 and 2004. At December 31, 2002, $134,997 of this obligation had been expensed and was included in Accrued Expenses in the accompanying December 31, 2002 Balance Sheet. This accrual was reversed during the three months ended March 31, 2003.

The fair value of the Series B Convertible Preferred Stock issued was determined in accordance with EITF Issue No. 01-1, “Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash”. Accordingly, using the measurement date of March 26, 2002, the fair value of the Series B stock issued was determined to be $1,137,500. On April 1, 2002 when the

Series B was issued, the Company recorded $547,500 (the difference between the fair value of the shares and the previously recognized accrued liability of $590,000) as deferred services, a component of stockholders’ deficit. During the three months ended March 31, 2003 a credit of $134,997 representing the reversal of the accrual was recorded as a credit to cost of content and services revenue related to this agreement. During the three months ended March 31, 2002, $240,000 was recorded as an expense to cost of content and services related to this agreement.

The original agreement further provides for Random House to be granted a warrant to purchase 878,333 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the 50-month term of the agreement. The warrants are accounted for using variable plan accounting whereby compensation costs will vary each accounting period until the final measurement date. During the three months ended March 31, 2003 and 2002, $129,409 and $90,373, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. Random House Audible is an imprint of Random House, Inc.'s Random House Audio Publishing Group division.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2003 and 2002
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

(9)   Notes Due from Stockholders for Common Stock

Notes due from stockholders that are current employees and former directors of $289,545 at December 31, 2002, were received by the Company for payment for shares of common stock purchased under the Company's Stock Restriction Agreements. These notes have been reflected as a reduction to stockholders' equity. The notes are full recourse promissory notes bearing interest at fixed rates ranging from 7.0% to 8.5% through December 31, 2002 and at 4% subsequent thereto until December 31, 2003. The notes began maturing in the year 2000.

Certain employee employment agreements prior to 1998 contained a provision whereby the employee would be awarded a one-time bonus if still employed by the Company on the due date of the promissory note equal to the amount of the promissory note and any accrued interest payable on the note. Compensation expense is recognized on a straight-line basis over the term of the promissory note. Deferred cash compensation related to bonuses in the accompanying balance sheets represents the earned, unpaid portion of such bonuses.

As of January 29, 2003, the unpaid principal and unpaid interest balance due on these notes to the Company from stockholders that are employees, net of deductions from the bonuses due to the employees, was $263,240. On January 29, 2003 the employees were notified that the Company wouldl not require them to repay the unpaid principal nor the unpaid interest on the notes payable. The employees will be individually responsible for the personal income tax consequences of this debt forgiveness. In connection with this debt forgiveness, the Company has recorded a charge of $212,566 in the first quarter of 2003 as a general and administrative expense. This expense is the net of the total amount forgiven by the Company, less the combined offset of all accrued interest. Of this $212,566 forgiveness of debt charge, $198,995 is a non-cash charge, with the remaining $13,571 representing the Company’s payroll taxe obligations in connection with the bonuses paid.

In addition, for the remaining notes issued to former directors in the amount of $58,750 not covered under this debt forgiveness, the Company has extended the due dates to December 31, 2003 and reduced the interest rate in 2003 to 4%.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2003 and 2002
(unaudited)

(10)   Contingencies

In September 2001, the Company was named as a defendant in a securities class action filed in United States District court for the Southern District of New York related to its initial public offering (“IPO”) in July 1999. The lawsuits also named certain of the underwriters of the IPO, including Credit Suisse First Boston Corporation, J.P. Morgan Chase & Co., Volpe Brown Whelan & Co., LLC, and Wit Capital Corporation, as well as certain Officers and Directors and former Directors of the Company as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigation”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. A consolidated amended complaint was filed April 19, 2002. The Company and certain officers, directors and former directors are named in the suits pursuant to Section 11 of the Securities Act of 1933. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

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

(11)    Special Situation Funds Investment

On February 15, 2002, Special Situations Funds purchased 4,069,768 shares of common stock for $3,500,000 at a per share price of $0.86. Net proceeds received by the Company was $3,159,000 after deducting direct costs of $331,000 in finders fees and $10,000 in legal fees. In connection with this transaction, the Company issued warrants to purchase an additional 1,220,930 shares of common stock. The warrants are exercisable at a price of $1.15 per share anytime prior to the fifth anniversary of the issue date. The Company may demand the warrantholder exercise its rights in the event that the closing bid price of a share of the Company’s common stock exceeds $2.30 for twenty consecutive trading sessions.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2003 and 2002
(unaudited)

(12)    Nasdaq Listing Qualifications

On October 29, 2002, we received a Nasdaq Listing Qualifications letter advising us that our stock had closed below the $1.00 per share requirement for the last 180 consecutive trading days. On November 27, 2002, we received notification from Nasdaq that we did not comply with the shareholders’ equity/market value of listed securities/net income requirement, as set forth in Nasdaq Marketplace Rule 4310(c)(2)(B). On December 19, 2002, we attended an oral hearing before the Nasdaq Listing Qualifications Panel. On January 13, 2003 the Nasdaq Listing Qualifications Panel granted us an exception through February 18, 2003. The exception required us to demonstrate a minimum bid price per share and a minimum amount of shareholders’ equity in order to maintain our stock listing on the Nasdaq SmallCap Market. We concluded that it would not be in the best interest of our shareholders to take the steps required to meet these minimums. As a result, we notified Nasdaq that we would not meet these minimums and on February 18, 2003 our stock began trading on the Over-the-Counter Market (OTCBB).

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto appearing in our 2002 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

Overview

We are the leading provider of premium spoken audio content, such as audio versions of books and newspapers and radio programs, that is delivered over the Internet and can be streamed, burned to CD or played back on personal computers and hand-held electronic devices that have digital audio capabilities. The Audible service allows consumers to purchase and download our content from our Web site at www.audible.com(TM). We offer customers the opportunity to subscribe to AudibleListener, a monthly audio service. For a fixed monthly fee, AudibleListener customers may download their choice of programs from our Web site. More than 34,000 hours of audio content, much of which is only available in digital audio format at www.audible.com, is currently available on our Web site. We also sell at our web site our own digital audio player under the brand name of Otis, which is manufactured to our specifications in Korea. Customers can also access content products sold by Audible through www.amazon.com . Several manufacturers, including Apple Corp., Palm, Sony Electronics, Kenwood, Handspring, Hewlett-Packard, Franklin Electronic Publishers, Digisette, LLC., and SONICblue Incorporated’s Rio Audio Group, have agreed to support and promote the playback of our content on their hand-held electronic devices by including our Audible software on their devices.

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

Revenue from the sale of consumer content has increased in each of the last four quarters. We expect this trend to continue as we expand our customer base. As of March 31, 2003, more than 229,000 customers in over 100 countries had purchased content from our Web site.

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

Our revenue is derived from three main categories: (1) content and services revenue, which includes consumer content, and corporate services; (2) hardware revenue; and (3) other revenue.

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

Other revenue consists of revenue from a license granted for certain technology rights to a device manufacturer which is being recognized on a straight-line basis over the term of the agreement.

We are party to several joint marketing agreements with device and media storage manufacturers such as Apple, Palm, Hewlett-Packard, and SONICblue Incorporated’s Rio Audio Group. Under these agreements, device manufacturers may receive a portion of the content revenue generated over a specified period of time from each new Audible customer referred by them through the purchase of a hand-held electronic device. For example, a purchaser of Hewlett-Packard's hand-held electronic device will be able to use the device and our AudibleManager software to access audible.com and download content. Hewlett-Packard will receive a percentage of the revenue related to content downloaded by this purchaser. These revenue sharing arrangements typically last one or two years from the date the device user becomes an Audible customer.

In January 2000, the Company entered into two agreements with Amazon.com. The Company is the exclusive provider of digital spoken audio to Amazon.com, as defined in the Co-Branding, Marketing and Distribution Agreement, as amended. During the three-year term of this agreement, in consideration for certain services, Amazon is entitled to $22,500,000 plus a specified percentage of revenue earned over a threshold amount in addition to common stock warrants. Under the Securities Purchase Agreement dated January 30, 2000, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. The first $20,000,000 in payments due to Amazon.com under the amended Co-Branding, Marketing and Distribution Agreement, were offset against the $20,000,000 in consideration due to Audible for the purchase of common stock and no cash was exchanged. Of the remaining $2,500,000 due in cash to Amazon.com under the agreement, $1,000,000 has been paid through March 31, 2003 with the remaining $1,500,000 due in 2003. As of March 31, 2003, a total of $1,500,000, which was payable in 2002 remains unpaid. Resolution of this obligation is currently under discussion between Amazon.com and Audible.

In May 2000, the Company entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement with Random House to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint will be distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Over the term of the agreement Audible will be contributing towards funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment the Company on April 1, 2002, issued 1,250,000 shares of Series B Convertible Preferred Stock to Random House. Through December 31, 2002, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004. On February 10, 2003, the agreement was further amended so that we no longer are required to pay the $1,500,000 imprint fees that were due in 2003 and 2004. At December 31, 2002, $134,997 of this obligation had been expensed and was included in Accrued Expenses in the accompanying December 31, 2002 Balance Sheet. This accrual was reversed during the three months ended March 31, 2003.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three months ended March 31, 2003 and 2002.

	Three Months
	Ended March 31,

	2003	2002
	(unaudited)

Revenue:
Content and services
Consumer content	94%	78%
Services	1	7

Total content and services	95	85
Hardware	4	14
Other	1	1

Total revenue	100%	100%

Operating expenses:
Cost of content and services revenue	24	38
Cost of hardware revenue	13	26
Production expenses	23	40
Development	15	21
Sales and marketing	46	119
General and administrative	23	37

Total operating expenses	144	281

Loss from operations.	(44)	(181)

Other income, net	1	1

Net loss	(43)	(180)

Accrued dividends on redeemable preferred stock.	(9)	(13)

Net loss applicable to common stockholders	(52)%	(193)%

Three months ended March 31, 2003 compared to three months ended March 31, 2002.

Total revenue, net . Total revenue, net for the three months ended March 31, 2003 was $4,109,000, as compared to $2,548,000 for the three months ended March 31, 2002, an increase of $1,561,000, or 61%.

Total content and services revenue . Total content and services revenue for the three months ended March 31, 2003 was $3,916,000, as compared to $2,186,000 for the three months ended March 31, 2002, an increase of $1,730,000, or 79%.

Consumer content . Consumer content revenue for the three months ended March 31, 2003 was $3,888,000, as compared to $2,011,000 for the three months ended March 31, 2002, an increase of $1,877,000, or 93%. This increase was primarily the result of our customer base growing from 205,000 to over 229,000 customers as well as the effect of an increase in the prices of our AudibleListener Memberships.

Services . Services revenue for the three months ended March 31, 2003 was $28,000, as compared to $175,000 for the three months ended March 31, 2002, a decrease of $147,000, or 84%. This decrease was primarily the result of fewer corporate projects.

Hardware . Hardware revenue for the three months ended March 31, 2003 was $177,000, as compared to $346,000 for the three months ended March 31, 2002, a decrease of $169,000, or 49%. Hardware revenue decreased as the result of selling a greater percentage of AudibleReady hand-held devices , primarily the Audible Otis, at a deeper discount or given away when the customer signed up for a one year commitment to AudibleListener membership in the 2003 period.

Other . Other revenue for each three month period ended March 31, 2003 and 2002, was $16,000. Other revenue in both periods consisted of royalties earned from a license granted for certain technology rights to a device manufacturer.

Operating expenses .

Cost of content and services revenue . Cost of content and services revenue was $985,000, or 25% of content and services revenue, for the three months ended March 31, 2003, as compared to $968,000, or 44% of content and services revenue, for the three months ended March 31, 2002. This increase primarily was due to increased content and services revenue during the 2003 period. The decrease in cost of content and services revenue as a percentage of content and services revenue was primarily the result of our amended agreement with Random House. Included in cost of content and services revenue for the three-month period ended March 31, 2003, was a credit of $135,000 reflecting the reversal of an accrual in connection with the amended agreement, as compared with a charge of $240,000 for the three months ended March 31, 2002.

Cost of hardware revenue . Cost of hardware revenue was $548,000, or 310% of hardware revenue, for the three months ended March 31, 2003, as compared to $664,000, or 192% of hardware revenue, for the three months ended March 31, 2002. This decrease was primarily due to the fact that we sold more Audible Otis devices in the 2003 period as compared to other more expensive hand-held electronic devices in the 2002 period. The increase in cost of hardware revenue as a percentage of hardware sales was primarily due to a greater percentage of devices being sold at a deeper discount or given away when the customer signs up for a one year commitment to AudibleListener membership.

Production expenses . Production expenses were $940,000 for the three months ended March 31, 2003, as compared to $1,029,000 for the three months ended March 31, 2002, a decrease of $89,000, or 9%. This decrease was primarily due to a reduction in depreciation expense during the 2003 period due to fully depreciated assets, offset in part by increased hosting expenses.

Development . Development costs were $609,000 for the three months ended March 31, 2003, as compared to $522,000 for the three months ended March 31, 2002, an increase of $87,000, or 17%. This increase was primarily due to increased personnel and related expenses in the 2003 period, offset in part by a reduction in outside consultants.

Sales and marketing . Sales and marketing expenses were $1,885,000 for the three months ended March 31, 2003, as compared to $3,040,000 for the three months ended March 31, 2002, a decrease of $1,155,000, or 38%. This decrease was primarily due to a reduction in expenses related to our agreement with Amazon, as we have fully expensed as of January 2003 the costs associated with the agreement and the related warrant charges as we have completed the term of a services agreement as of January 24, 2003, and lower web related advertising in the 2003 period, offset in part by increased expenses related to personnel and customer service.

General and administrative . General and administrative expenses were $946,000 for the three months ended March 31, 2003, as compared to $951,000 for the three months ended March 31, 2002, a decrease of $5,000, or 1%. The decrease was primarily due to reduced depreciation expense due to fully depreciated assets, legal fees and consultants in the 2003 period, offset in part by the forgiveness of debt charge in connection with the notes due from employees for common stock.

Other income, net . Other income, net in both periods consisted of interest income. Interest income was $6,000 for the three months ended March 31, 2003, as compared to $30,000 for the three months ended March 31, 2002, a decrease of $24,000. This decrease was due to less interest income being earned from lower cash and cash equivalent balances available.

Accrued dividends on redeemable preferred stock. Accrued dividends on redeemable preferred stock was $364,000 for the three months ended March 31, 2003 as compared to $327,000 for the three months ended March 31, 2002. This increase was due to the additional shares of Audible Series A Redeemable Convertible Preferred Stock outstanding during the 2003 period.

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

  acquire and retain customers;
  build awareness and acceptance of audible.com, the AudibleReady format and AudibleReady devices;
  extend existing and acquire new content provider relationships;
  manage growth to stay competitive and fulfill customer demand; and
  generate cash from operations and/or raise capital.
If we fail to manage these risks successfully, it would materially adversely affect our financial performance.

We have incurred significant losses since inception, and as of March 31, 2003, we had an accumulated deficit of approximately $113,909,000. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in sales and marketing, content acquisition and production to the extent available cash allows.

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

At March 31, 2003, our principal source of liquidity was approximately $2,057,000 in cash and cash equivalents.

At March 31, 2003, our principal commitments consisted of obligations for operating lease commitments, dividends payable to Microsoft in connection with the sale of Series A Redeemable Convertible Preferred Stock, contractual commitments with content providers, revenue sharing commitments pursuant to agreements with device manufacturers, and commitment under our agreement with Amazon.com.

Net cash used in operating activities for the three months ended March 31, 2003 and 2002 was $743,000 and $2,298,000, respectively. Net cash used during the 2003 period was primarily attributable to our net loss, an increase in royalty advances, and an increase in inventory, offset in part by services rendered for common stock and warrants, depreciation and amortization, and the non cash portion of the forgiveness of employee notes. Net cash used during the 2002 period was primarily attributable to our net loss and a decrease in royalty obligations and advances, offset in part by services rendered for common stock and warrants, depreciation and amortization and a decrease in inventory.

Net cash used in investing activities for the three months ended March 31, 2003 and 2002, was $23,000 and 7,000, respectively. Net cash used during both periods was related to purchases of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2002 was $3,165,000 resulting primarily from the investment in the Company by Special Situations Fund of $3,159,000, net of direct costs, and the exercise of common stock options by an employee. There was no net cash provided by or used in financing activities for the three months ended March 31, 2003.

Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance will enable us to meet our anticipated cash requirements for operations and capital expenditures through the second quarter of 2003. Beyond that, we expect that additional cash will be required to fund the business and finance our continued growth. We are attempting to secure additional funding through a variety of channels. No assurance can be given that such additional financing, when needed, will be available on terms favorable to the Company or the stockholders, if at all. . We have no lines of credit. In seeking funding to meet our working capital requirements, we may consider licensing our technology or selling certain assets. We cannot assure you that such additional funds will be available from any of these sources on favorable terms, if at all. If the Company is unable to obtain new funding the Company’s operations may be materially affected.

New Accounting Standards

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. SFAS 146 is effective for new exit or disposal activities that are initiated after December 31, 2002. SFAS 146 will affect the types and timing of costs included in future restructuring programs, if any, but is not expected to have a material impact on the Company's financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the year ended December 31, 2002. The application of the disclosure portion of this standardhad no impact on our consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

In September 2001, the Company was named as a defendant in a securities class action filed in United States District court for the Southern District of New York related to its initial public offering (“IPO”) in July 1999. The lawsuits also named certain of the underwriters of the IPO, including Credit Suisse First Boston Corporation, J.P. Morgan Chase & Co., Volpe Brown Whelan & Co., LLC, and Wit Capital Corporation, as well as certain Officers and Directors and former Directors of the Company as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigation”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. A consolidated amended complaint was filed April 19, 2002. The Company and certain officers, directors and former directors are named in the suits pursuant to Section 11 of the Securities Act of 1933. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

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

None

ITEM 3.        Defaults Upon Senior Securities

Inapplicable

ITEM 4.        Submission of Matters to Vote of Security Holders

None

ITEM 5.        Other Information

On October 29, 2002, we received a Nasdaq Listing Qualifications letter advising us that our stock had closed below the $1.00 per share requirement for the last 180 consecutive trading days. On November 27, 2002, we received notification from Nasdaq that we did not comply with the shareholders’ equity/market value of listed securities/net income requirement, as set forth in Nasdaq Marketplace Rule

 4310(c)(2)(B). On December 19, 2002, we attended an oral hearing before the Nasdaq Listing Qualifications Panel. On January 13, 2003 the Nasdaq Listing Qualifications Panel granted us an exception through February 18, 2003. The exception required us to demonstrate a minimum bid price per share and a minimum amount of shareholders’ equity in order to maintain our stock listing on the Nasdaq SmallCap Market. We concluded that it would not be in the best interest of our shareholders to take the steps required to meet these minimums. As a result, we notified Nasdaq that we would not meet these minimums and on February 18, 2003 our stock began trading on the Over-the-Counter Market (OTCBB).

ITEM 6.       Exhibits and Reports on Form 8-K

(a) Exhibits

3.1*	Amended and Restated Certificate of Incorporation of Audible
3.1.1***	Certificate of Designation of Designations, Limitations, Restrictions And Relative Rights of the Series A Convertible Preferred Stock of Audible, Inc.
3.1.2 !	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3.1.3 !!	Certificate of Designation of Designations, Limitations, Restrictions and Relative Rights of the Series B Convertible Preferred Stock of Audible, Inc.
3.2*	Amended and Restated Bylaws of Audible
10.1+*	License Agreement dated November 4, 1998, by and between Microsoft Corporation and Audible
10.2+*	Digital Rights Management Agreement dated November 4, 1998, between Microsoft Corporation and Audible
10.3+*	Development Agreement dated November 12, 1998, by and between RealNetworks, Inc. and
Audible
10.4*	RealMedia Architecture Partner Program Internet Agreement dated November 12, 1998, between RealNetworks, Inc. and Audible
10.5*	Master Lease Agreement dated November 19, 1996, by and between Comdisco, Inc. as lessor, and Audible as lessee
10.5.1*	Addendum to Master Lease Agreement dated November 20, 1996, by and between Comdisco, Inc., as lessor, and Audible, as lessee (relating to Exhibit 10.5)
10.8*	Loan and Security Agreement dated April 6, 1998, by and between Silicon Valley Bank, as lender, and Audible, as borrower, for a revolving line of credit of up to $1,000,000
10.10*	Security and Loan Agreement dated November 20, 1996, between Audible, as borrower, and
Imperial Bank, as lender, for up to $500,000
10.14*	Amended and Restated Registration Rights Agreement dated February 26, 1998, by and among
Audible and certain stockholders named therein
10.14.1*	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated December 18,
1998 (relating to Exhibit 10.14)
10.14.2*	Amendment No. 2 to Amended and Restated Registration Rights Agreement dated June 17, 1999 (relating to Exhibit 10.14)
10.15*	1999 Stock Incentive Plan
10.16*	Form of Common Stock Warrants issued March 31, 1997 by Audible to various investors in connection with the Series C preferred stock financing
10.17*	Form of Stock Restriction Agreement by and between Audible and the Named Executive Officers made in connection with various purchases and sales of shares of restricted common stock
10.18*	Form of Promissory Note made by the Named Executive Officers in favor of Audible in connection with various purchases and sales of shares of restricted common stock
10.19*	Office Lease dated March 20, 1997, by and between Audible, as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in-common, as landlord
10.20*	Sublease Agreement dated July 19, 1996, by and between Audible, as sublessee, and Painewebber
Incorporated, as sublessor
10.21+*	Agreement dated April 3, 1999 by and between Audible and Diamond Multimedia Systems, Inc.
10.22*	Common Stock Purchase Warrant, issued April 22, 1999, to Microsoft Corporation
10.23*	Employment Offer Letter from Audible to Guy Story dated March 10, 1996
10.24*	Employment Offer Letter from Audible to Brian Fielding dated April 25, 1997
10.25	Omitted.
10.26*	Employment Offer Letter from Audible to Andrew Kaplan dated May 25, 1999
10.27	Omitted.
10.28**	Warrant Agreement to purchase 10,000 shares of Common Stock at a price of $7.65 per share, dated October 8, 1999, issued by Audible to National Public Radio, Inc.
10.29*	Common Stock Purchase Warrant, W-1, issued June 17, 1999, to Robin Williams
10.30*	Common Stock Purchase Warrant, W-2, issued June 17, 1999, to Robin Williams
10.30.1##	Amendment No. 1 to Common Stock Purchase Warrant, W-2, issued January 25, 2002, to Robin Williams (relating to Exhibit 10.30)

10.31++#	Securities Purchase Agreement dated January 30, 2002, by and between Audible and Amazon.com Commerce Services, Inc.
10.32++#	Co-Branding, Marketing and Distribution Agreement dated January 30, 2002, by and between Audible and Amazon.com Commerce Services, Inc.
10.33***	Series A Convertible Preferred Stock Purchase Agreement by and between Audible Inc. and Microsoft Corporation dated as of February 8, 2002.
10.34++!	Amendment No. 1 to Co-Branding, Marketing and Distribution Agreement dated as of January 24, 2002 by and between Amazon.com Commerce Services, Inc. and Audible (relating to Exhibit 10.32)
10.35!
Securities Purchase Agreement dated January 25, 2003 by and between Audible Inc., and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.

10.36!
Registration Rights Agreement dated January 25, 2003 by and between Audible Inc., and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.

10.37!	Form of Common Stock Warrant issued in connection with the sale of common stock to Special Situation Funds.
99.1	Quarterly Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
99.2	Quarterly Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*	Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985)

**	Incorporated by reference from the Company’s Form 10K/A for the fiscal year ended December 31, 1999

***	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2000.

#	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2000

##	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2001

###	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2001

!	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2001.

!!	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2002.

!!!	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 3, 2002.

+
Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 406 of the Securities Act of 1933.

28

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

AUDIBLE, INC.

Date: May 13, 2003	By:	/s/ Andrew P. Kaplan
Andrew P. Kaplan
Chief Financial Officer and Executive Vice President, Finance and Administration

30

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

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) A ll significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003	By:	/s/ Donald R. Katz
Donald R. Katz
Title Chief Executive Officer and Chairman (Principal Executive Officer)

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

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) A ll significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ Andrew P. Kaplan
Andrew P. Kaplan
Chief Financial Officer and Executive Vice President, Finance and Administration

