Form 10-Q
period 2003-06-30
AUDIBLE INC
filed 2003-08-14
CIK 1077926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One) [ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
Yes ☐   No ☐

As of August 8, 2003, 30,997,944 shares of common stock ("Common Stock"), 3,473,967 shares of Series A Convertible Preferred Stock, 1,250,000 shares of Series B Convertible Preferred Stock, and 1,111,111 shares of the Series C Convertible Preferred Stock of the Registrant were outstanding.

1

AUDIBLE, INC.
INDEX
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
AUDIBLE, INC.
CONDENSED BALANCE SHEETS

	June 30, 2003	December 31, 2002

Assets	(unaudited)

Current assets:
Cash and cash equivalents	$1,586,027	$2,822,080
Accounts receivable, net	310,731	189,263
Royalty advances	189,125	58,425
Prepaid expenses and other current assets	526,465	736,823
Inventory	300,190	77,262

Total current assets	2,912,538	3,883,853

Property and equipment, net	366,521	633,400
Other assets	177,574	90,805

Total assets	$3,456,633	$4,608,058

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payabl	$988,233	$1,077,509
Accrued expenses and compensation	3,621,819	3,231,893
Royalty obligations, current	532,500	598,500
Advances, current	712,521	476,053
Accrued dividends on redeemable convertible preferred stock	128,489	125,257

Total current liabilities	5,993,562	5,509,212

Deferred cash compensation	58,750	90,550
Royalty obligations, non current	72,500	25,000
Advances, non current	--	19,448

Redeemable convertible preferred stock;
Series A, par value $.01, 4,500,000 shares authorized, 3,473,967 and 3,277,327 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	13,027,375	12,289,976

Commitments and contingencies (see note 10)

Stockholders' deficit:

Convertible preferred stock, Series B, par value $.01, 1,250,000 shares authorized, 1,250,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	1,137,500	1,137,500
Common stock, par value $.01. 75,000,000 shares authorized, 31,687,169 shares issued at June 30, 2003 and December 31, 2002 respectively	316,872	316,779
Additional paid-in capital	98,356,990	98,033,060
Deferred compensation and services	(64,000)	(591,155)
Notes due from stockholders for common stock	(58,750)	(289,545)

Treasury stock at cost: 689,225 shares of common stock at June 30, 2003 and December 31, 2002, respectively	(184,740)	(184,740)
Accumulated deficit	(115,199,426)	(111,748,027)

Total stockholders’ deficit	(15,695,554)	(13,326,128)

Total liabilities and stockholders’ deficit	$3,456,633	$4,608,058

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
CONDENSED STATEMENTS OF OPERATIONS
-------------------------

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue, net:
Content and services
Consumer content.	$4,204,999	$2,429,060	$8,092,584	$4,440,031
Services	30,485	60,932	58,581	235,626

Total content and services.	4,235,484	2,489,992	8,151,165	4,675,657
Hardware	175,109	236,687	352,324	582,634
Other	16,126	16,126	32,252	32,252

Total revenue, net	4,426,719	2,742,805	8,535,741	5,290,543

Operating expenses:
Cost of content and services revenue	1,157,131	1,152,526	2,141,934	2,120,454
Cost of hardware revenue	512,508	784,624	1,060,812	1,448,552
Production expenses	811,233	888,611	1,751,156	1,917,429
Development	608,556	554,363	1,217,988	1,075,886
Sales and marketing	1,525,782	3,208,520	3,410,395	6,248,514
General and administrative	728,616	893,136	1,674,236	1,844,529

Total operating expenses	5,343,826	7,481,780	11,256,521	14,655,364

Loss from operations	(917,107)	(4,738,975)	(2,720,780)	(9,364,821)

Other income, net	4,097	29,459	10,012	59,265

Net loss	(913,010)	(4,709,516)	(2,710,768)	(9,305,556)

Accrued dividends on redeemable convertible preferred stock	(376,982)	(333,802)	(740,631)	(660,747)

Net loss applicable to common stockholders	$(1,289,992)	$(5,043,318)	$(3,451,399)	$(9,966,303)

Basic and diluted net loss per common share	$(0.04)	$(0.16)	$(0.11)	$(0.33)

Weighted average common shares outstanding	30,997,944	30,951,144	30,997,944	30,050,765

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
-------------------------

	Six months Ended June 30,

	2003	2002

	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(2,710,768)	$(9,305,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308,066	845,515
Services rendered for common stock and warrants	740,690	3,044,118
Services rendered for preferred stock	--	227,499
Non-cash compensation charge	110,488	146,556
Deferred cash compensation	--	(3,000)
Non-cash forgiveness of notes due from stockholders for common stock	198,995	--
Changes in assets and liabilities:
Interest receivable on short-term investments	--	(1,226)
Accounts receivable, net	(121,468)	(40,168)
Royalty advances	(130,700)	(50,804)
Prepaid expenses and other current assets	210,358	59,308
Inventory	(222,928)	64,416
Other assets	(86,769)	--
Accounts payable	(79,276)	788,528
Accrued expenses and compensation	389,926	498,503
Royalty obligations	(18,500)	(48,250)
Advances	217,020	(116,987)

Net cash used in operating activities	(1,194,866)	(3,891,548)

Cash flows from investing activities:
Purchases of property and equipment	(41,187)	(118,335)

Net cash used in investing activities	(41,187)	(118,335)

Cash flows from financing activities:
Proceeds from sale of common stock, net	--	3,159,250
Proceeds from exercise of common stock options	--	5,556
Payments received on notes due from stockholders for common stock	--	4,911

Net cash provided by financing activities	--	3,169,717

(Decrease) in cash and cash equivalents	(1,236,053)	(840,166)
Cash and cash equivalents at beginning of period	2,822,080	7,627,802

Cash and cash equivalents at end of period	$1,586,027	$6,787,636

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
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

The Company has experienced recurring losses since its inception and as a result as of June 30, 2003, has an accumulated deficit of $115,199,426 and a net capital deficiency of $15,695,554. As a result of its losses, the Company’s cash and cash equivalent balances has declined to $1,586,027 as of June 30, 2003. In August 2003, the Company received approximately $5,875,000, net of direct financing costs, from the sale of its Series C Preferred Stock (see note 12). The Company believes that its cash and cash equivalents balance along with the net proceeds from the Series C sale will enable it to meet its anticipated cash requirements for operations and capital expenditures for the foreseeable future.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company was able to raise net funds of $5,875,000 in August 2003 that the Company believes will enable it to meet its anticipated cash requirements for the foreseeable future, beyond that the Company may need to raise additional funds through public or private financing or other arrangements. No assurance can be given that such additional financing, when needed, will be available on terms favorable to the Company or to the stockholders, if at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2)   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002, from the Company’s Annual Report on Form 10-K.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
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

Diluted net loss per common share for the three and six months ended June 30, 2003 does not include the effects of outstanding options to purchase 7,492,900 shares of common stock; warrants outstanding to purchase 3,542,271 shares of common stock; 14,008,078 shares of common stock issuable on conversion of outstanding Series A Redeemable Convertible Preferred Stock ("Series A"); and 1,250,000 shares of common stock issuable on conversion of outstanding Series B Convertible Preferred Stock ("Series B"), as the effect of their inclusion is antidilutive during the periods. Diluted net loss per common share for the three and six months ended June 30, 2002 does not include the effects of outstanding options to purchase 8,031,650 shares of common stock, outstanding warrants to purchase 3,493,271 shares of common stock, and 12,467,138 shares of common stock issuable on conversion of outstanding Series A as the effect of their inclusion is antidilutive during the periods.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure, ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the year ended December 31, 2002. The application of the disclosure portion of this standard had no impact on our financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(unaudited)

The Company’s 1999 Stock Incentive Plan (the "Plan") permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock based awards to employees. For options granted to new Audible employees as part of their compensation package, the exercise price is determined by the closing price of Audible’s common stock on the day immediately proceeding the employees start date. For additional option grants made to existing employees, the exercise price is determined based on the closing price of the day immediately proceeding the grant date. The majority of the options granted vest over a fifty-month period and expire ten years from the date of the grant.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net Loss applicable to common
shareholders as Reported	$(1,289,992)	$(5,043,318)	$(3,451,399)	$(9,966,303)

Add: Total stock based employee
compensation cost included in reported
net loss (based on intrinsic value
method)	$19,200	$19,200	$38,400	$38,400

Deduct: Total stock based employee
compensation expense determined
under fair value method for all
awards	$(970,409)	$(1,377,059)	$(1,939,910)	$(2,754,118)

Pro-forma net loss	$(2,241,201)	$(6,401,177)	$(5,352,909)	$(12,682,021)

Basic and diluted net loss per common share:
As Reported	$(0.04)	$(0.16)	$(0.11)	$(0.33)

Pro Forma	$(0.07)	$(0.21)	$(0.17)	$(0.42)

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
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

During the three months ended June 30, 2003 and 2002, $37,210 and $73,278, respectively, of compensation expense was recognized related to these transactions. During the six months ended June 30, 2003 and 2002, $110,488 and $146,556, respectively, of compensation expense was recognized related to this transactions.

The Plan which permits up to 9,000,000 common stock shares to be issued under the Plan. The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards. As of June 30, 2003, options to purchase 7,492,900 common stock shares were outstanding.

In February 2002, the Company issued 4,069,768 shares of common stock in connection with an investment in the Company made by Special Situations Funds (see note 11).

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(unaudited)

During the three and six months ended June 30, 2002, the Company issued none and 11,112, respectively, shares of common stock in connection with the exercise of employee stock options. During the three and six months ended June 30, 2003, no shares of common stock were issued.

In March 2002, at a special meeting of stockholders of Audible Inc., the Company increased the number of shares of common stock authorized from 50,000,000 to 75,000,000. As of June 30, 2003 and December 31, 2002, the Company had issued 31,677,869 shares of common stock, respectively. As of June 30, 2003 and December 31, 2002, the Company had 3,542,271 and 3,523,271 shares of common stock, respectively, reserved for issuance upon exercise of outstanding common stock warrants, and 7,492,900 and 7,547,150 shares of common stock, respectively, reserved for issuance upon exercise of outstanding options. As of June 30, 2003 and December 31, 2002, the Company had 14,008,078 shares of common stock reserved for issuance upon conversion of outstanding Series A redeemable convertible preferred stock, and 1,250,000 shares of common stock reserved for issuance upon conversion of outstanding Series B convertible preferred stock

Convertible Preferred Stock

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

(4)  Redeemable Convertible Preferred Stock

Microsoft Investment

In February, 2001, Microsoft purchased 2,666,666 shares of Series A stock for $10,000,000 at a per share price of $3.75. Each share of Series A was originally convertible into four shares of Common Stock, (equivalent to a price of $.9375 per share), subject to adjustment under certain conditions. As a result of the investment in the Company made by Special Situations Funds in the first quarter of 2002, the conversion rate has been adjusted as per the Series A Certificate of Designation to 4.0323 shares of Common Stock. The stock is convertible at the option of the holder at any time. Dividends are payable semi-annually at an annual rate of 12% in either additional preferred shares or in cash at the option of the Company. As of June 30, 2003, the Company had issued 807,301 additional shares of Series A covering the dividends payable through June 1, 2003. On the fifth anniversary of the original issue date, the Company is required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. During the three months ended June 30, 2003 and 2002, $376,982 and $333,802, respectively, was recognized as accrued dividends. During the six months ended June 30, 2003 and 2002, $740,631 and $660,747, respectively, was recognized as accrued dividends. As of June 30, 2003, and December 31, 2002, $128,489 and $125,257, respectively, in accrued dividends are included in the accompanying Balance Sheets.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(unaudited)

In August 2003, Apax Partners purchased from Microsoft the 3,473,967 outstanding shares of Audible Series A Convertible Preferred Stock and agreed to certain amendments to the security. As amended, the Series A Convertible Preferred Stock is no longer mandatorily redeemable and dividends will accrue beginning June 1, 2003 and be compounded semi-annually for a period of four years, rather than be paid semi-annually (see note 12).

(5)   Services Agreement

In June 1999, in connection with a services agreement, the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three-year period. The agreement allows for an additional warrant to purchase 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year, also subject to vesting. In January 2001, this services agreement was amended. Under the terms of the amended agreement, the previously issued warrant to purchase 500,000 shares at $8.00 was replaced with two new warrants. The first new warrant issued, which is fully vested, is for the purchase of 200,000 shares of common stock at $0.91 per share. The second warrant for the purchase of 200,000 shares of common stock at $0.91 per share, was subject to vesting over a 20-month period ending December 31, 2002.

The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and was being amortized as an expense on a straight-line basis over the amended term of the service agreement which ended in January 2003, using variable plan accounting for any unvested portion of shares. Under variable plan accounting, the compensation costs vary each accounting period until the final measurement date. During the three months ended June 30, 2003 and 2002, none and $111,191, respectively, of expense was recorded, primarily as a marketing expense, related to this agreement with the non-cash credit for services to additional paid-in capital. During the six months ended June 30, 2003 and 2002, $20,296 and $237,636, respectively, of expense was recorded, primarily as a marketing expense, related to this agreement with the non-cash credit for services to additional paid-in capital.

(6)   Amazon Agreements

In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement the Company is the exclusive provider of digital spoken audio
(as defined) to Amazon.com. On January 24, 2002, the Company signed Amendment No.1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. Under the amendment, the annual fee for Year 3 (which ended January 24, 2003) of the agreement is reduced from $10,000,000 to $1,500,000 and an additional fee of $1,000,000 is payable in Year 2 of the agreement. Also in connection with Amendment No.1, the

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(unaudited)

Company issued 500,000 fully vested common stock warrants to Amazon.com at an exercise price of $1.50 per share, which are exercisable after January 31, 2003. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and was being amortized as an expense on a straight-line basis over the remaining term of the agreement which ended in January 2003. During the three months ended June 30, 2003 and 2002, none and $43,200, respectively, was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital. During the six months ended June 30, 2003 and 2002, $14,400 and $86,400, respectively, was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital.

During the three-year term of this agreement, in consideration for certain services, Amazon received $22,500,000 (as amended) plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. Under the agreements, the consideration paid by Amazon for the purchase of the common stock, and the Company’s obligation for the annual fee for the first two years per the original Co-Branding, Marketing, and Distribution Agreement, which are identical amounts, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders’ equity, and was being amortized over the first two years of the agreement on a straight-line basis. Prior to Amendment No. 1, through January 2002, $10,000,000 had been amortized as a marketing expense related to the initial $20,000,000 of deferred services. Subsequent to Amendment No. 1, the unamortized payment for year 2 of $10,000,000 plus the additional $2,500,000 payment required under the amendment, or $12,500,000, was being amortized on a straight-line basis over the remaining term of the agreement of 24 months which ended in January 2003. During the three months ended June 30, 2003 and 2002, none and $1,250,000, respectively, was recorded as a marketing expense related to the straight-line amortization of the non-cash portion of deferred services. During the six months ended June 30, 2003 and 2002, $416,667 and $2,500,000, respectively, was recorded as a marketing expense related to the straight-line amortization of the non-cash portion of deferred services.

During the three months ended June 30, 2003 and 2002, none and $312,500, respectively, was recorded as a marketing expense representing the straight-line amortization of the cash portion of payments due under this agreement. During the six months ended June 30, 2003 and 2002, $104,167 and $625,000, respectively, was recorded as a marketing expense representing the straight-line amortization of the cash portion of payments due under this agreement.

As of June 30, 2003, a total of $1,500,000 in cash obligations, which was payable in four installments of $375,000 each due on January 30, April 30, and July 31, and October 30, 2002, respectively, under this agreement remains unpaid. This unpaid amount has been accrued and is included in Accrued Expenses on the accompanying June 30, 2003 Balance Sheet. As of December 31, 2002, $1,395,500 had been accrued based on the straight-line amortization and was included in Accrued Expenses on the accompanying December 31, 2002 Balance Sheet. Under an agreement reached with Amazon.com in August 2003, the Company was released from this $1,500,000 cash obligation. This release will be recorded as an addition to paid-in-capital in the third quarter of 2003.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(unaudited)

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

The fair value of the Series B Convertible Preferred Stock issued was determined in accordance with EITF Issue No. 01-1, "Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash". Accordingly, using the measurement date of March 26, 2002, the fair value of the Series B stock issued was determined to be $1,137,500. On April 1, 2002 when the Series B was issued, the Company recorded $547,500 (the difference between the fair value of the shares and the previously recognized accrued liability of $590,000) as deferred services, a component of stockholders’ deficit. During the three and six months ended June 30, 2003, none and a credit of $134,997 representing the reversal of the accrual was recorded as a credit to cost of content and services revenue related to this agreement. During the three and six months ended June 30, 2002, $227,499 and $467,799, respectively, was recorded as an expense to cost of content and services revenue related to this agreement.

The original agreement further provides for Random House to be granted a warrant to purchase 878,333 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the 50-month term of the agreement. The warrants are accounted for using variable plan accounting whereby compensation costs vary each accounting period until

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(unaudited)

the final measurement date. During the three months ended June 30, 2003 and 2002, $149,925 and $98,929, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. During the six months ended June 30, 2003 and 2002, $279,334 and $189,302, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital

(8)   Related Party Transactions

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

As of January 29, 2003, the unpaid principal and unpaid interest balance due on these notes to the Company from stockholders that are employees, net of deductions from the bonuses due to the employees, was $263,240. On January 29, 2003 the employees were notified that the Company would not require them to repay the unpaid principal nor the unpaid interest on the notes payable. The employees will be individually responsible for the personal income tax consequences of this debt forgiveness. In connection with this debt forgiveness, the

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(unaudited)

Company has recorded a charge of $212,566 in the three months ended March 31, 2003 as a general and administrative expense. This expense is the net of the total amount forgiven by the Company, less the combined offset of all accrued interest. Of this $212,566 forgiveness of debt charge, $198,995 is a non-cash charge, with the remaining $13,571 representing the Company’s payroll taxes obligations in connection with the bonuses paid.

In addition, for the remaining notes issued to former directors in the amount of $58,750 not covered under this debt forgiveness, the Company has extended the due dates to December 31, 2003 and reduced the interest rate in 2003 to 4%.

(10)  Contingencies

In September 2001, the Company was named as a defendant in a securities class action filed in United States District court for the Southern District of New York related to its initial public offering ("IPO") in July 1999. The lawsuits also named certain of the underwriters of the IPO, including Credit Suisse First Boston Corporation, J.P. Morgan Chase & Co., Volpe Brown Whelan & Co., LLC, and Wit Capital Corporation, as well as certain Officers and Directors and former Directors of the Company as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the "IPO Litigation"). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received "excessive" commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. A consolidated amended complaint was filed April 19, 2002. The Company and certain officers, directors and former directors are named in the suits pursuant to Section 11 of the Securities Act of 1933. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the Court ruled on the motions. The Court granted the Company’s motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against the Company. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, the individual defendants in the IPO Litigation, Donald R. Katz, Andrew P. Kaplan, Richard Brass, R. Bradford Burnham, W. Bingham Gordon, Thomas P. Hirschfeld, Winthrop Knowlton, and Timothy Mott signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(unaudited)

On June 26, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurance carriers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other Issuer Defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Litigations.

Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the Company cannot accurately predict the ultimate outcome of the matter.

Other than what is disclosed above, the Company is not a party to any lawsuit or proceeding, which management believes is likely to have a material effect on us.

(11)  Special Situation Funds Investment

On February 15, 2002, Special Situations Funds purchased 4,069,768 shares of common stock for $3,500,000 at a per share price of $0.86. Net proceeds received by the Company were $3,159,000 after deducting direct costs of $331,000 in finders fees and $10,000 in legal fees. In connection with this transaction, the Company issued warrants to purchase an additional 1,220,930 shares of common stock. The warrants are currently exercisable at a price of $1.01 per share anytime prior to the fifth anniversary of the issue date. The original exercise price of $1.15 was adjusted down to $1.01 as a result of the issuance of the Series C Convertible Preferred Stock in August 2003 (see note 12). The Company may demand the warrantholder exercise its rights in the event that the closing bid price of a share of the Company’s common stock exceeds $2.30 for twenty consecutive trading sessions.

(12)  Subsequent Events

In August 2003, Apax Partners purchased 740,741 shares, Bertelsmann Multimedia, Inc. purchased 185,185 shares and Random House Ventures, LLC purchased 185,185 shares of Audible Series C Convertible Preferred Stock at a per share price of $5.40. Proceeds received by the Company, net of estimated direct costs, were approximately $5,875,000. Each share of Series C Preferred Stock is currently convertible into 10 shares of

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(unaudited)

common Stock. The Series C Convertible Preferred Stock is entitled to receive dividends. Such dividends accrue and compound semi-annually at the rate of 6% per annum for four years following the date of initial issuance. In the event of the conversion of the Series C Preferred Stock, all accrued but unpaid preferred dividends will be converted into shares of Common Stock. In liquidation, the Audible Series C Convertible Preferred Stock ranks pari passu with the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

In August 2003, Apax Partners also purchased from Microsoft the 3,473,967 shares of Audible Series A Convertible Preferred Stock and agreed to certain amendments to that security. As amended, the Series A Convertible Preferred Stock is no longer mandatorily redeemable and dividends will accrue beginning June 1, 2003, and compound semi-annually for a period of four years, rather than be paid semi-annually. The Series A Convertible Preferred Stock dividends accrue and compound semi-annually at the rate of 12% per annum. In the event of the conversion of the Series A Convertible Preferred Stock, all accrued but unpaid preferred dividends will be converted into shares of Common Stock. In liquidation, the Audible Series A Convertible Preferred Stock ranks pari passu with the Company’s Series B Convertible Preferred Stock and Series C Convertible Preferred Stock.

As of August 2003, the Audible Series B Convertible Preferred Stock ranks pari passu with the Company’s Series A Convertible Preferred Stock and Series C Convertible Preferred Stock.

In August 2003, under an agreement reached with Amazon.com, the Company was released from this $1,500,000 cash obligation. This release will be recorded as an addition to paid-in-capital in the third quarter of 2003.

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

Revenue from the sale of consumer content has increased in each of the last four quarters. We expect this trend to continue as we expand our customer base. As of June 30, 2003, more than 253,000 customers in over 100 countries had purchased content from our Web site.

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

Consumer content revenue consists of content sales made from our website. Revenue from the sale of individual content titles is recognized in the period when the content is downloaded and the customer's credit card is processed. Revenue from the sale of content subscriptions is recognized pro rata over the term of the subscription period. Revenue from the sale of AudibleListener memberships is recognized straight-line each month the customer participates in the program. Revenue from the sale of UltimateListener, our prepaid discounted content package and gift programs are recognized the earlier of when the content is downloaded or expiration. Rebates are recorded as a reduction of revenue over the period in which the related revenue is recognized.

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

In January 2000, we entered into two agreements with Amazon.com. We are the exclusive provider of digital spoken audio to Amazon.com, as defined in the Co-Branding, Marketing and Distribution Agreement, as amended. During the three-year term of this agreement, in consideration for certain services, Amazon is entitled to $22,500,000 plus a specified percentage of revenue earned over a threshold amount in addition to common stock warrants. Under the Securities Purchase Agreement dated January 30, 2000, Amazon.com purchased 1,340,033 shares of our common stock for $20,000,000. The first $20,000,000 in payments due to Amazon.com under the amended Co-Branding, Marketing and Distribution Agreement, were offset against the $20,000,000 in consideration due to us for the purchase of common stock and no cash was exchanged. Of the remaining $2,500,000 due in cash to Amazon.com under the agreement, $1,000,000 has been paid through June 30, 2003 with the remaining $1,500,000 which was payable in 2002 remaining unpaid. Under an agreement reached with Amazon.com in August 2003, the Company was released from this $1,500,000 cash obligation. This release will be recorded as an addition to paid-in-capital in the third quarter of 2003.

In May 2000, we entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement with Random House to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint will be distributed exclusively on the Internet by us. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of our common stock for $1,000,000. Over the term of the agreement we will be contributing towards funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment on April 1, 2002, we issued 1,250,000 shares of Series B Convertible Preferred Stock to Random House. Through December 31, 2002, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004. On February 10, 2003, the agreement was further amended so that we no longer are required to pay the $1,500,000 imprint fees that were due in 2003 and 2004. At December 31, 2002, $134,997 of this obligation had been expensed and was included in Accrued Expenses in the accompanying December 31, 2002 Balance Sheet. This accrual was reversed during the six months ended June 30, 2003.

In February 2001, Microsoft purchased 2,666,666 shares of Audible Series A Redeemable Convertible Preferred stock for $10,000,000 at a per share price of $3.75. Each share of preferred stock was originally convertible into four shares of Common Stock (equivalent to a price of $.9375 per share, which was greater than the common stock price at the date of grant, therefore, there was no beneficial conversion feature associated with these preferred shares), subject to adjustment under certain conditions. As a result of the investment in us by Special Situations in February 2002, the conversion rate has been adjusted as per the Stock Purchase Agreement to 4.0323 shares of Common Stock. The Series A Redeemable Convertible Preferred stock is convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at a annual rate of 12% in either additional preferred shares or in cash at our option. On the fifth anniversary of the original issue date, we are required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. In August 2003, Apax Partners purchased from Microsoft all 3,473,967 outstanding shares of Audible Series A Convertible Preferred Stock and agreed to certain amendments to that security. As amended, the Series A Convertible Preferred Stock is no longer mandatorily redeemable and dividends will accrue beginning June 1, 2003 and compound semi-annually for a period of four years, rather than be paid semi-annually. The Series A Convertible Preferred Stock dividends accrue and compound semi-annually at the rate of 12% per annum.

In February 2002, Special Situations Funds purchased 4,069,768 shares of common stock for $3,500,000 at a per share price of $0.86. Net proceeds received by us net of direct costs were $3,159,000. In connection with this transaction, we issued warrants to purchase an additional 1,220,930 shares of common stock. The warrants are currently exercisable at a price of $1.01 anytime prior to the fifth anniversary of the issue date. The original exercise price of $1.15 was adjusted down to $1.01 as a result of the issuance of the Series C Convertible Preferred Stock in August 2003. We may demand the warrantholder exercise its rights in the event that closing bid price of a share of our common stock exceeds $2.30 for twenty consecutive trading sessions.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenue:
Content and services
Consumer content	95%	89%	95%	84%
Services	1	2	1	4

Total content and services	96	91	96	88
Hardware	4	8	4	11
Other	-	1	-	1

Total revenue	100%	100%	100%	100%

Operating expenses:
Cost of content and services revenue	26	42	25	40
Cost of hardware revenue	12	29	12	27
Production expenses	18	32	21	36
Development	14	20	14	20
Sales and marketing	35	117	40	118
General and administrative	17	33	20	35

Total operating expenses	121	273	132	277

Loss from operations.	(21)	(173)	(32)	(177)

Other income, net	-	1	-	1

Net loss .	(21)	(172)	(32)	(176)

Accrued dividends on redeemable preferred stock.	(8)	(12)	(9)	(12)

Net loss applicable to common stockholders	(29)%	(184)%	(41)%	(188)%

Three months ended June 30, 2003 compared to three months ended June 30, 2002.

Total revenue, net. Total revenue, net for the three months ended June 30, 2003 was $4,427,000, as compared to $2,743,000 for the three months ended June 30, 2002, an increase of $1,684,000, or 61%.

Total content and services revenue. Total content and services revenue for the three months ended June 30, 2003 was $4,235,000, as compared to $2,490,000 for the three months ended June 30, 2002, an increase of $1,745,000, or 70%.

Consumer content.  Consumer content revenue for the three months ended June 30, 2003 was $4,205,000, as compared to $2,429,000 for the three months ended June 30, 2002, an increase of $1,766,000, or 73%. This increase was primarily the result of our customer base growing to over 253,000 customers as well as the effect of an increase in the prices of our AudibleListener Memberships.

Services.  Services revenue for the three months ended June 30, 2003 was $30,000, as compared to $61,000 for the three months ended June 30, 2002, a decrease of $31,000, or 51%. This decrease was primarily the result of fewer corporate projects.

Hardware.  Hardware revenue for the three months ended June 30, 2003 was $175,000, as compared to $237,000 for the three months ended June 30, 2002, a decrease of $62,000, or 26%. Hardware revenue decreased as the result of selling a greater percentage of AudibleReady hand-held devices, primarily the Audible Otis, at a deeper discount or given away when the customer signed up for a one year commitment to AudibleListener membership in the 2003 period, offset in part by a bulk sale of $23,000 to a retail distributor in the 2003 period.

Other.  Other revenue for each three month period ended June 30, 2003 and 2002, was $16,000. Other revenue in both periods consisted of royalties earned from a license granted for certain technology rights to a device manufacturer.

Operating expenses.

Cost of content and services revenue.  Cost of content and services revenue was $1,157,000, or 27% of content and services revenue, for the three months ended June 30, 2003, as compared to $1,153,000, or 46% of content and services revenue, for the three months ended June 30, 2002. The slight increase in the 2003 period primarily was due to increased content and services revenue during the 2003 period, mostly offset by a reduction in expenses as a result of our amended agreement with Random House. The decrease in cost of content and services revenue as a percentage of content and services revenue was primarily the result of increased revenue as well as our amended agreement with Random House.

Cost of hardware revenue.  Cost of hardware revenue was $513,000, or 293% of hardware revenue, for the three months ended June 30, 2003, as compared to $785,000, or 331% of hardware revenue, for the three months ended June 30, 2002. This decrease was primarily due to the fact that we sold fewer Otis devices in the 2003 period as compared to the 2002 period. The decrease in cost of hardware revenue as a percentage of hardware sales was primarily due to the reduced average unit cost of the devices purchased in the 2003 period.

Production expenses.  Production expenses were $811,000 for the three months ended June 30, 2003, as compared to $889,000 for the three months ended June 30, 2002, a decrease of $78,000, or 9%. This decrease was primarily due to a reduction in depreciation expense during the 2003 period due to fully depreciated assets, offset in part by increased hosting expenses.

Development.  Development costs were $609,000 for the three months ended June 30, 2003, as compared to $554,000 for the three months ended June 30, 2002, an increase of $55,000, or 10%. This increase was primarily due to increased personnel and related expenses in the 2003 period, offset in part by a reduction in outside consultants.

Sales and marketing.  Sales and marketing expenses were $1,526,000 for the three months ended June 30, 2003, as compared to $3,209,000 for the three months ended June 30, 2002, a decrease of $1,683,000, or 52%. This decrease was primarily due to a reduction in expenses related to our agreement with Amazon, as we had fully expensed the costs associated with the agreement, and the related warrant charges upon completion of the term of the agreement as of January 24, 2003, and lower web related advertising in the 2003 period, offset in part by increased expenses related to co-marketing and revenue share agreements, personnel and customer service.

General and administrative.  General and administrative expenses were $729,000 for the three months ended June 30, 2003, as compared to $893,000 for the three months ended June 30, 2002, a decrease of $164,000, or 18%. The decrease was primarily due to reduced depreciation expense due to fully depreciated assets and a reduction in consultants in the 2003 period, offset in part by the increased office related expenses and legal fees.

Other income, net.  Other income, net in both periods consisted of interest income. Interest income was $4,000 for the three months ended June 30, 2003, as compared to $29,000 for the three months ended June 30, 2002, a decrease of $25,000. This decrease was due to less interest income being earned from lower cash and cash equivalent balances available.

Accrued dividends on redeemable preferred stock.  Accrued dividends on redeemable preferred stock was $377,000 for the three months ended June 30, 2003 as compared to $334,000 for the three months ended June 30, 2002. This increase was due to the additional shares of Audible Series A Redeemable Convertible Preferred Stock outstanding during the 2003 period.

Six months ended June 30, 2003 compared to six months ended June 30, 2002.

Total revenue, net.  Total revenue, net for the six months ended June 30, 2003 was $8,536,000, as compared to $5,291,000 for the six months ended June 30, 2002, an increase of $3,245,000, or 61%.

Total content and services revenue.  Total content and services revenue for the six months ended June 30, 2003 was $8,151,000, as compared to $4,676,000 for the six months ended June 30, 2002, an increase of $3,475,000, or 74%.

Consumer content.  Consumer content revenue for the six months ended June 30, 2003 was $8,093,000, as compared to $4,440,000 for the six months ended June 30, 2002, an increase of $3,653,000, or 82%. This increase was primarily the result of our increased customer base.

Services.  Services revenue for the six months ended June 30, 2003 was $59,000, as compared to $236,000 for the six months ended June 30, 2002, a decrease of $177,000, or 75%. This decrease was primarily the result of fewer corporate customers subscribing to the Audible service.

Hardware.  Hardware revenue for the six months ended June 30, 2003 was $352,000, as compared to $583,000 for the six months ended June 30, 2002, a decrease of $231,000, or 40%. Hardware revenue decreased as a result of selling a greater percentage of AudibleReady hand-held electronic devices in the period, primarily the Audible Otis, at a deeper discount when the customer signed up for a one year commitment to AudibleListener Membership.

Other.  Other revenue for both the six months ended June 30, 2003 and 2002, was $32,000,. Other revenue in both periods consisted of royalties earned from a license granted for certain technology rights to a device manufacturer.

Operating expenses.

Cost of content and services revenue.  Cost of content and services revenue was $2,142,000, or 26% of content and services revenue, for the six months ended June 30, 2003, as compared to $2,120,000, or 45% of content and services revenue, for the six months ended June 30, 2002. This slight increase primarily was due to increased content and services revenue during the 2003 period, offset in part by a credit of $135,000 in the 2003 period reflecting the reversal of an accrual in connection with the Random House amended agreement, as compared with a charge of $467,000 in the 2002 period. The decrease in cost of content and services revenue as a percentage of content and services revenue was primarily the result of increased revenues as well as our amended agreement with Random House.

Cost of hardware revenue.  Cost of hardware revenue was $1,061,000, or 301% of hardware revenue, for the six months ended June 30, 2003, as compared to $1,449,000, or 249% of hardware revenue, for the six months ended June 30, 2002. This decrease was primarily due to reduced costs in acquiring hand-held electronic devices in the 2003 period versus the 2002 period. Cost of hardware revenue as a percentage of hardware revenue increased as we sold these hand-held electronic devices at a deeper discount from normal retail price in the 2003 period than in the 2002 period, when a customer enrolled in AudibleListener for at least a 12-month period.

Production expenses.  Production expenses were $1,751,000 for the six months ended June 30, 2003, as compared to $1,917,000 for the six months ended June 30, 2002, a decrease of $166,000, or 9%. This decrease was primarily due to a reduction in depreciation expense during the 2003 period due to fully depreciated assets, offset in part by increased hosting expenses and outside contractors.

Development.  Development costs were $1,218,000 for the six months ended June 30, 2003, as compared to $1,076,000 for the six months ended June 30, 2002, an increase of $142,000, or 13%. This increase was primarily due to increased personnel and related expenses in the 2003 period, offset in part by a reduction in outside consultants.

Sales and marketing.  Sales and marketing expenses were $3,410,000 for the six months ended June 30, 2003, as compared to $6,249,000 for the six months ended June 30, 2002, a decrease of $2,839,000, or 45%. This decrease was primarily due to a reduction in expenses related to our agreement with Amazon, as we had fully expensed the costs associated with the agreement, and the related warrant charges upon completion of the term of the agreement as of January 24, 2003, and lower web related advertising in the 2003 period, offset in part by increased expenses related to co-marketing and revenue share agreements, personnel, consultants and customer service.

General and administrative.  General and administrative expense was $1,674,000 for the six months ended June 30, 2003, as compared to $1,845,000 for the six months ended June 30, 2002, a decrease of $171,000, or 9%. This decrease was primarily due to reduced depreciation expense due to fully depreciated assets, as well as reduced consultants, investor relations expenses and legal fees in the 2003 period, offset in part by the forgiveness of debt charge in connection with the notes due from employees for common stock.

Other income, net.  Other income, net in both periods consisted of interest income. Interest income was $10,000 for the six months ended June 30, 2003, as compared to $59,000 for the six months ended June 30, 2002, a decrease of $49,000. This decrease was due to less interest income being earned from lower cash and cash equivalent balances available.

Accrued dividends on redeemable preferred stock.  Accrued dividends on redeemable preferred stock was $741,000 for the six months ended June 30, 2003 as compared to $661,000 for the six months ended June 30, 2002. This increase was due to the additional shares of Audible Series A Redeemable Convertible Preferred Stock outstanding during the 2003 period.

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
.  manage growth to stay competitive and fulfill customer demand; and
.  generate cash from operations and/or raise capital.

If we fail to manage these risks successfully, it would materially adversely affect our financial performance.

We have incurred significant losses since inception, and as of June 30, 2003, we had an accumulated deficit of approximately $115,199,000. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in sales and marketing, content acquisition and production to the extent available cash allows.

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

At June 30, 2003, our principal source of liquidity was approximately $1,586,000 in cash and cash equivalents.

On August 1, 2003, Apax Partners purchased 740,741 shares, Bertelsmann Multimedia, Inc. purchased 185,185 shares and Random House Ventures, LLC purchased 185,185 shares of Audible Series C Convertible Preferred Stock at a per share price of $5.40. Proceeds received by the Company, net of estimated direct costs, were approximately $5,875,000.

At June 30, 2003, our principal commitments consisted of obligations for operating lease commitments, dividends payable to Microsoft in connection with the sale of Series A Redeemable Convertible Preferred Stock, contractual commitments with content providers, revenue sharing commitments pursuant to agreements with device manufacturers, and commitment under our agreement with Amazon.com. In August 2003, Apax Partners purchased from Microsoft all 3,473,967 outstanding shares of Audible Series A Convertible Preferred Stock and agreed to certain amendments to that security. As amended, the Series A Convertible Preferred Stock is no longer mandatorily redeemable and dividends will accrue beginning June 1, 2003 and compound semi-annually, rather than be paid semi-annually for a period of four years. The Series A Convertible Preferred Stock dividends accrue and compound semi-annually at the rate of 12% per annum.  In August, 2003, under an agreement reached with Amazon.com we were released from this $1,500,000 cash obligation.

Net cash used in operating activities for the six months ended June 30, 2003 and 2002 was $1,195,000 and $3,892,000, respectively. Net cash used during the 2003 period was primarily attributable to our net loss, an increase in inventory, royalty advances, and accounts receivable, offset in part by services rendered for common stock and warrants, an increase in accrued expenses and compensation, depreciation and amortization, an increase in advances, and the non cash portion of the forgiveness of employee notes. Net cash used during the 2002 period was primarily attributable to our net loss and a decrease in advances, offset in part by services rendered for common stock and warrants, depreciation and amortization and an increase in accounts payable.

Net cash used in investing activities for the six months ended June 30, 2003 and 2002, was $41,000 and 118,000, respectively. Net cash used during both periods was related to purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2002 was $3,170,000 resulting primarily from the investment in the Company by Special Situations Fund of $3,159,000, net of direct costs, the exercise of common stock options by an employee, and the payment on notes due from stockholders for common stock. There was no net cash provided by or used in financing activities for the six months ended June 30, 2003.

Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance, along with approximately $5,875,000, net of direct financing costs, in proceeds from the sale of our Series C Preferred Stock in August 2003 will enable us to meet our anticipated cash requirements for operations and capital expenditures for the foreseeable future. Beyond that, we may need additional cash to fund the business and finance our continued growth. No assurance can be given that such additional financing, when needed, will be available on terms favorable to the Company or the stockholders, if at all.

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the year ended December 31, 2002. The application of the disclosure portion of this standard had no impact on our financial position or results of operations. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that certain financial instruments, previously accounted for as equity, be classified as liabilities in statements of financial position. SFAS 150 affects accounting for three types of freestanding financial instruments: 1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, 2) instruments such as put options and forward purchase contracts, that do or may require the issuer to buy back some of its shares in exchange for cash or other assets and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as market index, or varies inversely with the value of the issuers' shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Due to the removal of the Series A Convertible Preferred Stock mandatory redemption feature in August 2003, we believe that the adoption of this statement will not have a material impact on our financial position or results of operations.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

We do not have operations subject to risk of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of Donald Katz, our Chief Executive Officer, and Andrew Kaplan, our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the report. Based on that evaluation, Messrs. Katz and Kaplan concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

In September 2001, we were named as a defendant in a securities class action filed in United States District court for the Southern District of New York related to its initial public offering ("IPO") in July 1999. The lawsuits also named certain of the underwriters of the IPO, including Credit Suisse First Boston Corporation, J.P. Morgan Chase & Co., Volpe Brown Whelan & Co., LLC, and Wit Capital Corporation, as well as certain of our officers and directors and former directors as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the "IPO Litigation"). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received "excessive" commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of our stock. A consolidated amended complaint was filed April 19, 2002. We and certain officers, directors and former directors are named in the suits pursuant to Section 11 of the Securities Act of 1933. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving us. On July 15, we along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the Court ruled on the motions. The Court granted our motion to dismiss the claims against us under Rule 10b-5, due to the insufficiency of the allegations against us. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including us. In addition, the individual defendants in the IPO Litigation, Donald R. Katz, Andrew P. Kaplan, Richard Brass, R. Bradford Burnham, W. Bingham Gordon, Thomas P. Hirschfeld, Winthrop Knowlton, and Timothy Mott signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

On June 26, 2003, a committee of our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurance carriers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other Issuer Defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Litigations.

Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.

Other than what is disclosed above, we are not a party to any lawsuit or proceeding, which we believe is likely to have a material effect on us.

ITEM 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On August 1, 2003, Apax Partners purchased 740,741 shares, Bertelsmann Multimedia, Inc. purchased 185,185 shares and Random House Ventures, LLC purchased 185,185 shares of Audible Series C Convertible Preferred Stock at a per share price of $5.40. Proceeds received net of estimated direct costs, were $5,875,000. Each share of Preferred Stock is currently convertible into 10 shares of Common Stock. The Series C Convertible Preferred Stock is entitled to receive dividends. Such dividends accrue and compound semi-annually at the rate of 6% per annum for four years following the date of initial issuance. In the event of the conversion of the Series C Preferred Stock, all accrued but unpaid preferred dividends will be converted into shares of Common Stock. In liquidation, the Audible Series C Convertible Preferred Stock ranks pari passu with the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

Report of Offering of Securities and Use of Proceeds Therefrom

None

ITEM 3.  Defaults Upon Senior Securities

Inapplicable

ITEM 4.  Submission of Matters to Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

3.1*	Amended and Restated Certificate of Incorporation of Audible
3.1.1***	Certificate of Designation of Designations, Limitations, Restrictions And Relative Rights of the Series A Convertible Preferred Stock of Audible, Inc.
3.1.2 !	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3.1.3 !!	Certificate of Designation of Designations, Limitations, Restrictions and Relative Rights of the Series B Convertible Preferred Stock of Audible, Inc.

3.1.4 >	Certificate of Designation of Designations, Limitations, Restrictions and Relative Rights of the Series C Convertible Preferred Stock of Audible, Inc.
3.1.5 >	First Amended and Restated Certificate of Designation of Designations, Limitations, Restrictions and Relative Rights of the Series A Convertible Preferred Stock of Audible, Inc.
3.1.6 >	Certificate of Amendment to Certificate of Designation of Designations, Limitations, Restrictions and Relative Rights of the Series B Convertible Preferred Stock of Audible, Inc.
3.2*	Amended and Restated Bylaws of Audible
10.1+*	License Agreement dated November 4, 1998, by and between Microsoft Corporation and Audible
10.2+*	Digital Rights Management Agreement dated November 4, 1998, between Microsoft Corporation and Audible
10.3+*	Development Agreement dated November 12, 1998, by and between RealNetworks, Inc. and Audible
10.4*	RealMedia Architecture Partner Program Internet Agreement dated November 12, 1998, between RealNetworks, Inc. and Audible
10.5*	Master Lease Agreement dated November 19, 1996, by and between Comdisco, Inc. as lessor, and Audible as lessee
10.5.1*	Addendum to Master Lease Agreement dated November 20, 1996, by and between Comdisco, Inc., as lessor, and Audible, as lessee (relating to Exhibit 10.5)
10.8*	Loan and Security Agreement dated April 6, 1998, by and between Silicon Valley Bank, as lender, and Audible, as borrower, for a revolving line of credit of up to $1,000,000
10.10*	Security and Loan Agreement dated November 20, 1996, between Audible, as borrower, and Imperial Bank, as lender, for up to $500,000
10.14*	Amended and Restated Registration Rights Agreement dated February 26, 1998, by and among Audible and certain stockholders named therein
10.14.1*	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated December 18, 1998 (relating to Exhibit 10.14)
10.14.2*	Amendment No. 2 to Amended and Restated Registration Rights Agreement dated June 17, 1999 (relating to Exhibit 10.14)
10.15*	1999 Stock Incentive Plan
10.16*	Form of Common Stock Warrants issued June 30, 1997 by Audible to various investors in connection with the Series C preferred stock financing
10.17*	Form of Stock Restriction Agreement by and between Audible and the Named Executive Officers made in connection with various purchases and sales of shares of restricted common stock
10.18*	Form of Promissory Note made by the Named Executive Officers in favor of Audible in connection with various purchases and sales of shares of restricted common stock
10.19*	Office Lease dated March 20, 1997, by and between Audible, as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in-common, as landlord
10.20*	Sublease Agreement dated July 19, 1996, by and between Audible, as sublessee, and Painewebber Incorporated, as sublessor
10.21+*	Agreement dated April 3, 1999 by and between Audible and Diamond Multimedia Systems, Inc.
10.22*	Common Stock Purchase Warrant, issued April 22, 1999, to Microsoft Corporation
10.23*	Employment Offer Letter from Audible to Guy Story dated March 10, 1996
10.24*	Employment Offer Letter from Audible to Brian Fielding dated April 25, 1997
10.25	Omitted.
10.26*	Employment Offer Letter from Audible to Andrew Kaplan dated May 25, 1999
10.27	Omitted.
10.28**	Warrant Agreement to purchase 10,000 shares of Common Stock at a price of $7.65 per share, dated October 8, 1999, issued by Audible to National Public Radio, Inc.
10.29*	Common Stock Purchase Warrant, W-1, issued June 17, 1999, to Robin Williams
10.30*	Common Stock Purchase Warrant, W-2, issued June 17, 1999, to Robin Williams

10.30.1##	Amendment No. 1 to Common Stock Purchase Warrant, W-2, issued January 25, 2002, to Robin Williams (relating to Exhibit 10.30)
10.31++#	Securities Purchase Agreement dated January 30, 2002, by and between Audible and Amazon.com Commerce Services, Inc.
10.32++#	Co-Branding, Marketing and Distribution Agreement dated January 30, 2002, by and between Audible and Amazon.com Commerce Services, Inc.
10.33***	Series A Convertible Preferred Stock Purchase Agreement by and between Audible Inc. and Microsoft Corporation dated as of February 8, 2002.
10.34++!	Amendment No. 1 to Co-Branding, Marketing and Distribution Agreement dated as of January 24, 2002 by and between Amazon.com Commerce Services, Inc. and Audible (relating to Exhibit 10.32)
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

10.37!	Form of Common Stock Warrant issued in connection with the sale of common stock to Special Situation Funds.
10.38 >	Series C Convertible Preferred Stock Purchase Agreement by and between Audible, Inc. and the investor parties thereto dated as of August 1, 2003
10.39 >	Series A Investor Rights Agreement.
31.1	Quarterly Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
31.2	Quarterly Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
32.1	Quarterly Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
32.2	Quarterly Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
*	Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985)
**	Incorporated by reference from the Company’s Form 10K/A for the fiscal year ended December 31, 1999
***	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2000.
#	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2000
##	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2001
###	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2001
!	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2001.
!!	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2002.

!!!	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 3, 2002.
>	Incorporated by reference from the Company’s Form 8-K filed on August 5, 2003.
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

Date: August ___, 2003

