Form 10-Q
period 2003-09-30
AUDIBLE INC
filed 2003-11-14
CIK 1077926

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                                    FORM 10-Q
  (MARK ONE)
     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                      NONE
                     (Former Name, Former Address and Former
                   Fiscal Year - if Changed Since Last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

     Indicate  by  checkmark  whether the registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act). YES     NO  X
                                                       ---    ---

     As of November 10, 2003, 32,280,152 shares of common stock ("Common Stock"), 3,473,967 shares of Series A Convertible Preferred Stock, 1,250,000 shares of Series B Convertible Preferred Stock, and 1,111,111 shares of Series C Convertible Preferred Stock of the Registrant were outstanding.

                                  AUDIBLE, INC.

                                      INDEX

                                    FORM 10-Q

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.   Financial Statements:

          Condensed Balance Sheets as of September 30, 2003
          (unaudited) and December 31, 2002 . . . . . . . . . . . . . .       3

          Condensed Statements of Operations for the three and nine
          months ended September 30, 2003 and 2002 (unaudited). . . . .       4

          Condensed Statements of Cash Flows for the nine months ended
          September 30, 2003 and 2002 (unaudited) . . . . . . . . . . .       5

          Notes to Condensed Financial Statements (unaudited) . . . . .       6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . .       17

Item 3.   Qualitative and Quantitative Disclosure
          about Market Risk . . . . . . . . . . . . . . . . . . . . . .       25

Item 4.   Controls and Procedures . . . . . . . . . . . . . . . . . . .       25

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .       25

Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . . .       26

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . .       26

Item 4.   Submission of Matters to a Vote of Security Holders . . . . .       26

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . .       26

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .       27

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30

                                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                    AUDIBLE, INC.
                                               CONDENSED BALANCE SHEETS


                                                                             SEPTEMBER 30, 2003    DECEMBER 31, 2002
                                                                            --------------------  -------------------
                                          ASSETS                                (UNAUDITED)
Current assets:
      Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .  $         6,882,519   $        2,822,080
      Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . .              250,593              189,263
      Royalty advances . . . . . . . . . . . . . . . . . . . . . . . . . .               46,664               58,425
      Prepaid expenses and other current assets. . . . . . . . . . . . . .              342,168              736,823
      Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              200,324               77,262
                                                                            --------------------  -------------------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . .            7,722,268            3,883,853

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . .              323,824              633,400
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              329,232               90,805
                                                                            --------------------  -------------------
        Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         8,375,324   $        4,608,058
                                                                            ====================  ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .  $           615,893   $        1,077,509
      Accrued expenses and compensation. . . . . . . . . . . . . . . . . .            2,378,555            3,231,893
      Royalty obligations, current . . . . . . . . . . . . . . . . . . . .              418,500              598,500
      Advances, current. . . . . . . . . . . . . . . . . . . . . . . . . .              680,891              476,053
      Accrued dividends on convertible preferred stock . . . . . . . . . .              582,686              125,257
                                                                            --------------------  -------------------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . .            4,676,525            5,509,212

Deferred cash compensation . . . . . . . . . . . . . . . . . . . . . . . .               58,750               90,550
Royalty obligations, non current . . . . . . . . . . . . . . . . . . . . .               72,500               25,000
Advances, non current. . . . . . . . . . . . . . . . . . . . . . . . . . .                   --               19,448

Redeemable convertible preferred stock;
    Series A, par value $.01, 4,500,000 shares authorized, none and
    3,277,327 shares issued and outstanding at September 30, 2003 and
    December 31, 2002, respectively. . . . . . . . . . . . . . . . . . . .                   --           12,289,976

Commitments and contingencies (see note 9)

Stockholders' equity (deficit):
    Convertible preferred stock;  Series A, par value $.01, 4,500,000 shares authorized, 3,473,967 and no shares issued and outstanding at
     September 30, 2003 and December 31, 2002, respectively. . . . . . . .           13,027,375                   --
    Convertible preferred stock;  Series B, par value $.01, 1,250,000 shares authorized, 1,250,000 shares issued and outstanding at
     September 30, 2003 and December 31, 2002, respectively. . . . . . . .            1,137,500            1,137,500
    Convertible preferred stock;  Series C, par value $.01, 1,111,111 shares authorized, 1,111,111 and no shares issued and outstanding at
     September 30, 2003 and December 31, 2002, respectively. . . . . . . .            5,859,772                   --
    Common stock, par value $.01. 120,000,000 and 75,000,000 shares authorized; 31,768,304 and 31,687,169 shares issued at September
     30, 2003 and December 31, 2002, respectively. . . . . . . . . . . . .              317,683              316,779
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .          101,712,718           98,033,060
    Deferred compensation and services . . . . . . . . . . . . . . . . . .             (273,538)            (591,155)
    Notes due from stockholders for common stock . . . . . . . . . . . . .              (58,750)            (289,545)

    Treasury stock at cost: 689,225 shares of common stock at September
     30, 2003 and December 31, 2002, respectively. . . . . . . . . . . . .             (184,740)            (184,740)
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .         (117,970,471)        (111,748,027)
                                                                            --------------------  -------------------
    Total stockholders' equity (deficit) . . . . . . . . . . . . . . . . .            3,567,549          (13,326,128)
                                                                            --------------------  -------------------

                                                                            --------------------  -------------------
    Total liabilities and stockholders' equity (deficit) . . . . . . . . .  $         8,375,324   $        4,608,058
                                                                            ====================  ===================

                                See accompanying notes to condensed financial statements.

                                             AUDIBLE, INC.
                                  CONDENSED STATEMENTS OF OPERATIONS

                                       -------------------------

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                               --------------------------  ---------------------------
                                                   2003          2002          2003          2002
                                               ------------  ------------  ------------  -------------
                                                (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)

Revenue, net:
  Content and services
    Consumer content. . . . . . . . . . . . .  $ 4,789,921   $ 3,002,039   $12,882,505   $  7,442,070
    Services. . . . . . . . . . . . . . . . .       20,337        64,316        78,918        299,942
                                               ------------  ------------  ------------  -------------
  Total content and services. . . . . . . . .    4,810,258     3,066,355    12,961,423      7,742,012
  Hardware. . . . . . . . . . . . . . . . . .      136,198       152,243       488,522        734,877
  Other . . . . . . . . . . . . . . . . . . .       16,126        68,709        48,378        100,961
                                               ------------  ------------  ------------  -------------
    Total revenue, net. . . . . . . . . . . .    4,962,582     3,287,307    13,498,323      8,577,850
                                               ------------  ------------  ------------  -------------

Operating expenses:
  Cost of content and services revenue. . . .    1,351,606     1,475,558     3,493,540      3,596,012
  Cost of hardware revenue. . . . . . . . . .      444,544       604,644     1,505,356      2,053,196
  Production expenses . . . . . . . . . . . .    1,034,313     1,029,185     2,785,469      2,946,614
  Development . . . . . . . . . . . . . . . .      590,434       702,463     1,808,422      1,778,349
  Sales and marketing . . . . . . . . . . . .    1,514,568     3,016,255     4,924,963      9,264,769
  General and administrative. . . . . . . . .      904,692     1,005,882     2,578,928      2,850,421
                                               ------------  ------------  ------------  -------------
    Total operating expenses. . . . . . . . .    5,840,157     7,833,997    17,096,678     22,489,361
                                               ------------  ------------  ------------  -------------

  Loss from operations. . . . . . . . . . . .     (877,575)   (4,546,690)   (3,598,355)   (13,911,511)

  Other income, net . . . . . . . . . . . . .        5,171        17,134        15,183         76,399

                                               ------------  ------------  ------------  -------------
  Net loss. . . . . . . . . . . . . . . . . .     (872,404)   (4,529,556)   (3,583,172)   (13,835,112)
                                               ------------  ------------  ------------  -------------

  Accrued dividends on convertible preferred
  stock . . . . . . . . . . . . . . . . . . .     (454,197)     (354,195)   (1,194,828)    (1,014,942)
  Preferred stock discount. . . . . . . . . .   (1,444,444)           --    (1,444,444)            --
                                               ------------  ------------  ------------  -------------
    Total dividends . . . . . . . . . . . . .   (1,898,641)     (354,195)   (2,639,272)    (1,014,942)
                                               ------------  ------------  ------------  -------------

  Net loss applicable to common stockholders.  $(2,771,045)  $(4,883,751)  $(6,222,444)  $(14,850,054)
                                               ============  ============  ============  =============

Basic and diluted net loss per common share .  $     (0.09)  $     (0.16)  $     (0.20)  $      (0.49)
                                               ============  ============  ============  =============

Weighted average common shares outstanding. .   31,023,059    30,947,340    31,006,408     30,352,908
                                               ============  ============  ============  =============


                        See accompanying notes to condensed financial statements.

                                               AUDIBLE, INC.
                                     CONDENSED STATEMENTS OF CASH FLOWS
                                         -------------------------

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                ---------------------------
                                                                                    2003          2002
                                                                                ------------  -------------
                                                                                 (UNAUDITED)  (UNAUDITED)

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,583,172)  $(13,835,112)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .      403,555      1,212,744
    Services rendered for common stock and warrants. . . . . . . . . . . . . .      884,068      4,594,223
    Services rendered for preferred stock. . . . . . . . . . . . . . . . . . .           --        454,998
    Non-cash compensation charge . . . . . . . . . . . . . . . . . . . . . . .      139,630        219,834
    Deferred cash compensation . . . . . . . . . . . . . . . . . . . . . . . .           --         (3,000)
    Non-cash forgiveness of notes due from stockholders for common stock . . .      198,995             --
    Changes in assets and liabilities:
      Interest receivable on short-term investments. . . . . . . . . . . . . .           --          1,260
      Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . .      (61,330)       (74,588)
      Royalty advances . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,761        (36,318)
      Prepaid expenses and other current assets. . . . . . . . . . . . . . . .      394,655        140,573
      Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (123,062)        50,501
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (238,427)       (75,000)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (461,616)      (304,395)
      Accrued expenses and compensation. . . . . . . . . . . . . . . . . . . .      646,662      1,057,602
      Royalty obligations. . . . . . . . . . . . . . . . . . . . . . . . . . .     (132,500)      (254,950)
      Advances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      185,390       (170,991)
                                                                                ------------  -------------
        Net cash used in operating activities. . . . . . . . . . . . . . . . .   (1,735,391)    (6,982,369)
                                                                                ------------  -------------


Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . .      (93,979)      (145,133)
                                                                                ------------  -------------
        Net cash used in investing activities. . . . . . . . . . . . . . . . .      (93,979)      (145,133)
                                                                                ------------  -------------

Cash flows from financing activities:
  Proceeds from sale of Series C Convertible Preferred Stock, net. . . . . . .    5,859,772             --
  Proceeds from sale of common stock, net. . . . . . . . . . . . . . . . . . .           --      3,159,250
  Proceeds from exercise of common stock options . . . . . . . . . . . . . . .       30,037          5,556
  Payments received on notes due from stockholders for common stock. . . . . .           --          4,911
                                                                                ------------  -------------
        Net cash provided by financing activities. . . . . . . . . . . . . . .    5,889,809      3,169,717
                                                                                ------------  -------------


        Increase (decrease) in cash and cash equivalents . . . . . . . . . . .    4,060,439     (3,957,785)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . .    2,822,080      7,627,802
                                                                                ------------  -------------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . .  $ 6,882,519   $  3,670,017
                                                                                ============  =============


                         See accompanying notes to condensed financial statements.

                                  AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


(1)  DESCRIPTION OF BUSINESS AND BUSINESS CONDITIONS

          Audible, Inc. (Audible or the Company), incorporated on November 3, 1995, was formed to create the Audible service, a solution delivering premium digital spoken audio content. The Company commenced commercial operations in October 1997.

          The Company has experienced recurring losses since its inception and as a result as of September 30, 2003, has an accumulated deficit of $117,970,471. The Company raised $5,859,772, net of direct costs, from the sale of Series C Convertible Preferred ("Series C") stock in August 2003 (see note 3). The Company's cash and cash equivalent balances as of September 30, 2003 was $6,882,519. The Company believes that its cash and cash equivalents balance will enable it to meet its anticipated cash requirements for operations and capital expenditures for the foreseeable future.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company believes that its cash and cash equivalents balance will enable it to meet its anticipated cash requirements for operations and capital expenditures for the foreseeable future, beyond that the Company may need to raise additional funds through public or private financing or other arrangements. No assurance can be given that such additional financing, when needed, will be available on terms favorable to the Company or to the stockholders, if at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

          Certain items in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

Basis  of  Presentation

          The accompanying condensed financial statements as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002, from the Company's Annual Report on Form 10-K.

                                  AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


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

          Diluted net loss per common share for the three and nine months ended September 30, 2003 does not include the effects of outstanding options to purchase 10,692,400 shares of common stock; warrants outstanding to purchase 3,506,271 shares of common stock; 14,008,078 shares of common stock issuable on conversion of outstanding Series A Redeemable Convertible Preferred ("Series A") stock; 1,250,000 shares of common stock issuable on conversion of outstanding Series B Convertible Preferred ("Series B") stock, and 11,111,110 shares of common stock issueable on conversion of outstanding Series C stock, as the effect of their inclusion is antidilutive during the periods. Diluted net loss per common share for the three and nine months ended September 30, 2002 does not include the effects of outstanding options to purchase 7,372,150 shares of common stock, outstanding warrants to purchase 3,511,271 shares of common stock, 12,467,138 shares of common stock issuable on conversion of outstanding Series A, and 1,250,000 shares of common stock issuable on conversion of outstanding Series B, as the effect of their inclusion is antidilutive during the periods.


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

                                  AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


          The Company's 1999 Stock Incentive Plan (the "Plan") permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock based awards to employees. For options granted to new Audible employees as part of their compensation package, the exercise price is determined by the closing price of Audible's common stock on the day immediately preceding the employees start date. For additional option grants made to existing employees, the exercise price is determined based on the closing price of the day immediately preceding the grant date. The majority of the options granted vest over a fifty-month period and expire ten years from the date of the grant.

          The Plan originally permitted up to 9,000,000 common stock shares to be issued under the Plan. In September 2003, at the annual meeting of stockholders, the stockholders approved an amendment to the Plan increasing the number of authorized common shares available for issuance under the plan to 12,600,000 shares. As of September 30, 2003 and 2002, options to purchase 10,692,400 and 7,372,150, respectively, common stock shares were outstanding.

          Compensation expense, if any, based on the intrinsic value method is recognized on a straight-line basis over the vesting term. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net loss and net loss per common share would have changed to the pro forma amounts indicated in the table below.

                                                  Three Months Ended           Nine  Months Ended
                                                     September 30,                September 30,
                                                   2003          2002          2003          2002
                                               ------------  ------------  ------------  -------------

     Net loss applicable to common
     stockholders as Reported . . . . . . . .  $(2,771,045)  $(4,883,751)  $(6,222,444)  $(14,850,054)

     Add: Total stock based employee
     compensation cost included in reported
     net loss (based on intrinsic value
     method). . . . . . . . . . . . . . . . .       29,142        19,200        67,542         57,600

     Deduct: Total stock based employee
     compensation expense determined
     under fair value method for all
     awards . . . . . . . . . . . . . . . . .   (1,004,965)   (1,531,682)   (2,941,199)    (4,285,800)
                                               ------------  ------------  ------------  -------------
     Pro-forma net loss . . . . . . . . . . .  $(3,746,868)  $(6,396,233)  $(9,096,101)  $(19,078,254)
                                               ============  ============  ============  =============

     Basic and diluted net loss per common share:
     As Reported. . . . . . . . . . . . . . .  $     (0.09)  $     (0.16)  $     (0.20)  $      (0.49)
     Pro Forma. . . . . . . . . . . . . . . .  $     (0.12)  $     (0.21)  $     (0.29)  $      (0.63)

                                  AUDIBLE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


(3)  STOCKHOLDERS' EQUITY

     Common Stock

          In March 1999, the Company issued 229,500 shares of common stock to employees at a price less than the fair value of the stock at the time of issuance. These shares, which are subject to vesting over four years, were paid for by full recourse promissory notes executed by the employees. The difference between the fair value and the issue price of these common shares of $907,214 was recorded as deferred compensation, a component of stockholders' deficit, and is being amortized as an expense straight-line over the vesting term. When employees have left the Company, the remaining unexpensed deferred compensation has been reversed against additional paid-in-capital.

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

          In August 2003, the Company issued 1,491,750 options to purchase shares of common stock to employees at $0.16 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over four years. The difference between the fair value and the issue price of these options of $238,680 was recorded as deferred compensation, and is being amortized as an expense straight-line over the vesting term.

          During the three months ended September 30, 2003 and 2002, $29,142 and $73,278, respectively, of compensation expense was recognized related to these transactions. During the nine months ended September 30, 2003 and 2002, $139,630 and $219,834, respectively, of compensation expense was recognized related to these transactions.

          In February 2002, the Company issued 4,069,768 shares of common stock in connection with an investment in the Company made by Special Situations Funds (see note 10).

                                  AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


          During the three and nine months ended September 30, 2003, the Company issued 60,800 shares of common stock in connection with the exercise of employee stock options and 20,335 shares of common stock in connection with the cashless exercise of a warrant by a service provider. During the three and nine months ended September 30, 2002, the Company issued none and 11,112, respectively, shares of common stock in connection with the exercise of employee stock options. No warrants were exercised during the three and nine months period ended September 30, 2002.

          In March 2002, at a special meeting of stockholders of Audible Inc., the stockholders approved an increase in the number of shares of common stock authorized from 50,000,000 to 75,000,000. In September 2003, at the annual meeting of shareholders, the stockholders approved an increased in the number of shares of common stock authorized from 75,000,000 to 120,000,000. As of September 30, 2003 and December 31, 2002, the Company had issued 31,768,304 and 31,687,169, respectively, shares of common stock. As of September 30, 2003 and December 31, 2002, the Company had 3,506,271 and 3,523,271 shares of common stock, respectively, reserved for issuance upon exercise of outstanding common stock warrants, and 10,692,900 and 7,547,150 shares of common stock, respectively, reserved for issuance upon exercise of outstanding options. As of September 30, 2003 and December 31, 2002, the Company had 14,008,078 and 13,215,166, respectively, shares of common stock reserved for issuance upon conversion of outstanding Series A stock, 1,250,000 shares of common stock reserved for issuance upon conversion of outstanding Series B stock, and 11,111,110 and no shares, respectively, reserved for issuance upon conversion of outstanding Series C stock.


     Convertible  Preferred  Stock

          In February 2001, Microsoft purchased 2,666,666 shares of Series A stock for $10,000,000 at a per share price of $3.75. Each share of Series A was originally convertible into four shares of Common Stock, (equivalent to a price of $.9375 per share), subject to adjustment under certain conditions. As a result of the investment in the Company made by Special Situations Funds in the first quarter of 2002, the conversion rate has been adjusted as per the Series A Certificate of Designation to 4.0323 shares of Common Stock. The stock was convertible at the option of the holder at any time. Dividends were payable semi-annually at an annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, the Company was required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. As of September 30, 2003, the Company had issued to Microsoft an aggregate of 807,301 additional shares of Series A covering the dividends payable through June 1, 2003.

          In August 2003, Apax Partners purchased from Microsoft the 3,473,967 outstanding shares of Audible Series A stock and agreed to certain amendments to the security. As amended, the Series A is no longer mandatorily redeemable, is convertible at any time by the holders into shares of common stock, and dividends will accrue and compound semi-annually for a period of four years at the rate of 12% per annum. In the event of the conversion of the Series A stock, all accrued but unpaid preferred dividends will be converted into shares of Common Stock. In liquidation, the Audible Series A stock ranks pari passu with the Company's Series B and Series C stock.

                                  AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


          During the three months ended September 30, 2003 and 2002, $394,033 and $354,195, respectively, was recognized as accrued dividends on the Series A stock. During the nine months ended September 30, 2003 and 2002, $1,134,664 and $1,014,942, respectively, was recognized as accrued dividends on the Series A stock. As of September 30, 2003, and December 31, 2002, $522,522 and $125,257, respectively, of these accrued dividends are included as liabilities in the accompanying Balance Sheets.

          In March 2002, the Company issued 1,250,000 shares of Series B stock in connection with an amendment to its contract with Random House (see note
     6). At any time on or after March 26, 2004, subject to certain conditions, all outstanding shares of Series B stock will automatically convert to shares of common stock at the then effective conversion price. Effective August 2003, the Audible Series B stock ranks pari passu with the Company's Series A stock and Series C stock.

          In August 2003, Apax Partners purchased 740,741 shares, Bertelsmann Multimedia, Inc. purchased 185,185 shares and Random House Ventures, LLC purchased 185,185 shares of Audible Series C stock at a per share price of $5.40. Proceeds received by the Company, net of estimated direct costs, were approximately $5,859,772. Each share of Series C stock is currently convertible into 10 shares of Common Stock. The Series C stock is entitled to receive dividends. Such dividends accrue and compound semi-annually at the rate of 6% per annum for four years from the date of issuance. In the event of the conversion of the Series C stock, all accrued but unpaid preferred dividends will be converted into shares of Common Stock. In liquidation, the Audible Series C stock ranks pari passu with the Company's Series A stock and Series B stock. At the time of issuance, the conversion price of the Series C stock was $0.13 per share lower than the fair market value of the Company's common stock. Since the Series C stock is convertible at any time at option of the holder, the entire $1,444,444 in preferred stock discount was recognized as a dividend at the time of issuance, and is reflected in the net loss applicable to common stockholders, with the credit to additional paid-in capital.

          During the three and nine months ended September 30, 2003, $60,164 was recognized as accrued dividends on the Series C stock. As of September 30, 2003, and December 31, 2002, $60,164 and none, respectively, of these accrued dividends are included as liabilities in the accompanying Balance Sheets.


(4)  SERVICES AGREEMENT

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

                                  AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


     at $8.00 was replaced with two new warrants. The first new warrant issued, which is fully vested, is for the purchase of 200,000 shares of common stock at $0.91 per share. The second warrant for the purchase of 200,000 shares of common stock at $0.91 per share, was subject to vesting over a 20-month period ending December 31, 2002.

          The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and was being amortized as an expense on a straight-line basis over the amended term of the service agreement which ended in January 2003, using variable plan accounting for any unvested portion of shares. Under variable plan accounting, the compensation costs vary each accounting period until the final measurement date. During the three months ended September 30, 2003 and 2002, none and $116,928, respectively, of expense was recorded, primarily as a marketing expense, related to this agreement with the non-cash credit for services to additional paid-in capital. During the nine months ended September 30, 2003 and 2002, $20,296 and $354,564, respectively, of expense was recorded, primarily as a marketing expense, related to this agreement with the non-cash credit for services to additional paid-in capital.


(5)  AMAZON AGREEMENTS

          In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement the Company was the exclusive provider of digital spoken audio (as defined) to Amazon.com. On January 24, 2002, the Company signed Amendment No.1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. Under the amendment, the annual fee for Year 3 (which ended January 24, 2003) of the agreement is reduced from $10,000,000 to $1,500,000 and an additional fee of $1,000,000 is payable in Year 2 of the agreement. Also in connection with Amendment No.1, the Company issued 500,000 fully vested common stock warrants to Amazon.com at an exercise price of $1.50 per share, which are exercisable after January 31, 2003. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and was being amortized as an expense on a straight-line basis over the remaining term of the agreement which ended in January 2003. During the three months ended September 30, 2003 and 2002, none and $43,200, respectively, was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital. During the nine months ended September 30, 2003 and 2002, $14,400 and $129,600, respectively, was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital.

                                  AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


          During the three-year term of this agreement, in consideration for certain services, Amazon received $22,500,000 (as amended) plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. Under the agreements, the consideration due from Amazon for the purchase of the common stock, and the Company's obligation for the annual fee for the first two years per the original Co-Branding, Marketing, and Distribution Agreement, which are identical amounts, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders' equity, and was being amortized over the first two years of the agreement on a straight-line basis. Prior to Amendment No. 1, through January 2002, $10,000,000 had been amortized as a marketing expense related to the initial $20,000,000 of deferred services. Subsequent to Amendment No. 1, the unamortized payment for year 2 of $10,000,000 plus the additional $2,500,000 payment required under the amendment, or $12,500,000, was being amortized on a straight-line basis over the remaining term of the agreement of 24 months which ended in January 2003. During the three months ended September 30, 2003 and 2002, none and $1,250,000, respectively, was recorded as a marketing expense related to the straight-line amortization of the non-cash portion of deferred services. During the nine months ended September 30, 2003 and 2002, $416,667 and $3,750,000, respectively, was recorded as a marketing expense related to the straight-line amortization of the non-cash portion of deferred services.

          During the three months ended September 30, 2003 and 2002, none and $312,500, respectively, was recorded as a marketing expense representing the straight-line amortization of the cash portion of payments due under this agreement. During the nine months ended September 30, 2003 and 2002, $104,167 and $937,500, respectively, was recorded as a marketing expense representing the straight-line amortization of the cash portion of payments due under this agreement.

          Prior to the agreement reached with Amazon.com in August 2003, a total of $1,500,000 in cash obligations, which was payable in four installments of $375,000 each due on January 30, April 30, and July 31, and October 30, 2002, respectively, remained unpaid. As of December 31, 2002, $1,395,500 had been accrued based on the straight-line amortization and was included in Accrued Expenses on the accompanying December 31, 2002 Balance Sheet. Under an agreement reached with Amazon.com in August 2003, the Company was released from this $1,500,000 cash obligation. This $1,500,000 has been recorded as an addition to paid-in-capital on the accompanying September 30, 2003 Balance Sheet.

                                  AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


(6)  RANDOM HOUSE AGREEMENT

          On May 5, 2000, Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint are distributed exclusively over the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Over the term of the agreement Audible was to contribute towards the funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment the Company agreed to issue 1,250,000 shares of Series B stock. At any time on or after March 26, 2004, subject to certain conditions, all outstanding shares of Series B stock will automatically convert to shares of common stock at the then effective conversion price. Through December 31, 2002, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004. On February 10, 2003 the agreement was further amended so that Audible is no longer required to pay the $1,500,000 in imprint fees that were due in 2003 and 2004. At December 31, 2002, $134,997 of this obligation had been expensed and was included in Accrued Expenses in the accompanying December 31, 2002 Balance Sheet.

          The fair value of the Series B stock issued was determined in accordance with EITF Issue No. 01-1, "Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash". Accordingly, using the measurement date of March 26, 2002, the fair value of the Series B stock issued was determined to be $1,137,500. On April 1, 2002 when the Series B was issued, the Company recorded $547,500 (the difference between the fair value of the shares and the previously recognized accrued liability of $590,000) as deferred services, a component of stockholders' deficit.
     During the three and nine months ended September 30, 2003, none and a credit of $134,997 representing the reversal of the accrual was recorded as a credit to cost of content and services revenue related to this agreement. During the three and nine months ended September 30, 2002, $227,499 and $694,998, respectively, was recorded as an expense to cost of content and services revenue related to this agreement.

                                  AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


          The original agreement further provides for Random House to be granted a warrant to purchase 878,333 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the 50-month term of the agreement. The warrants are accounted for using variable plan accounting whereby compensation costs vary each accounting period until the final measurement date. During the three months ended September 30, 2003 and 2002, $149,438 and $124,079, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. During the nine months ended September 30, 2003 and 2002, $428,772 and $694,998, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital


(7)  RELATED PARTY TRANSACTIONS

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


(8)  NOTES DUE FROM STOCKHOLDERS FOR COMMON STOCK

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

                                  AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


          As of January 29, 2003, the unpaid principal and unpaid interest balance due on these notes to the Company from stockholders that are employees, net of deductions from the bonuses due to the employees, was $263,240. On January 29, 2003 the employees were notified that the Company would not require them to repay the unpaid principal nor the unpaid interest on the notes payable. The employees will be individually responsible for the personal income tax consequences of this debt forgiveness. In connection with this debt forgiveness, the Company recorded a charge of $212,566 in the three months ended March 31, 2003 as a general and administrative expense. This expense is the net of the total amount forgiven by the Company, less the combined offset of all accrued interest. Of this $212,566 forgiveness of debt charge, $198,995 is a non-cash charge, with the remaining $13,571 representing the Company's payroll taxes obligations in connection with the bonuses paid.

          In addition, for the remaining notes issued to former directors in the amount of $58,750 not covered under this debt forgiveness, the Company has extended the due dates to December 31, 2003 and reduced the interest rate in 2003 to 4%.


(9)  CONTINGENCIES

          In September 2001, the Company was named as a defendant in a securities class action filed in United States District court for the Southern District of New York related to its initial public offering ("IPO") in July 1999. The lawsuits also named certain of the underwriters of the IPO, including Credit Suisse First Boston Corporation, J.P. Morgan Chase & Co., Volpe Brown Whelan & Co., LLC, and Wit Capital Corporation, as well as certain Officers and Directors and former Directors of the Company as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the "IPO Litigation"). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received "excessive" commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company's stock. A consolidated amended complaint was filed April 19, 2002. The Company and certain officers, directors and former directors are named in the suits pursuant to Section 11 of the Securities Act of 1933. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

          On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the Court ruled on the motions. The Court granted the Company's motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against the Company. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, the individual defendants in the IPO Litigation, Donald R. Katz, Andrew P. Kaplan, Richard Brass, R. Bradford Burnham, W. Bingham Gordon, Thomas P. Hirschfeld, Winthrop Knowlton, and Timothy Mott signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

                                  AUDIBLE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


          On June 26, 2003, a committee of the Company's Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurance carriers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other Issuer Defendants in the proposed settlement, the consent of the Company's insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Litigations.

          Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the Company cannot accurately predict the ultimate outcome of the matter.

          Other than what is disclosed above, the Company is not a party to any lawsuit or proceeding, which management believes is likely to have a material effect on us.


(10) SPECIAL SITUATION FUNDS INVESTMENT

          On February 15, 2002, Special Situations Funds purchased 4,069,768 shares of common stock for $3,500,000 at a per share price of $0.86. Net proceeds received by the Company was $3,159,000 after deducting direct costs of $331,000 in finders fees and $10,000 in legal fees. In connection with this transaction, the Company issued warrants to purchase an additional 1,220,930 shares of common stock. The warrants were exercisable at a price of $1.15 per share anytime prior to the fifth anniversary of the issue date. As a result of the issuance of the Series C stock at a conversion price of $0.54, the exercise price of the Special Situation Funds warrants was adjusted down to $1.01 per share. The Company may demand the warrantholder exercise its rights in the event that the closing bid price of a share of the Company's common stock exceeds $2.30 for twenty consecutive trading sessions.

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

OVERVIEW

     We are the leading provider of premium spoken audio content, such as audio versions of books, newspapers and radio programs, that is delivered over the Internet and can be streamed, burned to CD or played back on personal computers and hand-held electronic devices that have digital audio capabilities. The Audible service allows consumers to purchase and download content from our Web site at www.audible.com(TM). We offer customers the opportunity to subscribe to AudibleListener, a monthly audio service. For a fixed monthly fee, AudibleListener customers may download their choice of programs from our Web site. More than 34,000 hours of audio content, much of which is only available in digital audio format at www.audible.com, is currently available on our Web site. We also sell at our Web site our own digital audio player under the brand name of Otis, which is manufactured to our specifications in Korea. Customers can also access Audible content products through the Apple-iTunes Music store and at Amazon.com. Several manufacturers, including Apple Corp., Palm, Sony Electronics, Kenwood, Handspring, Hewlett-Packard, Franklin Electronic Publishers, and Digisette, LLC., have agreed to support and promote the playback of our content by including the Audible software on their devices.

      The market for the Audible service results from the increasing usage of the Internet and the introduction of hand-held electronic devices that have digital audio capabilities. In contrast to traditional radio broadcasts, the Audible service offers customers access to content of their choice and the ability to listen to what they want, when and where they want--whether commuting, exercising, relaxing or sitting at their personal computers. Unlike traditional and online bookstores, which are subject to physical inventory constraints and shipping delays, we provide customers a selection that is readily available in digital format that can be quickly delivered over the Internet.

     Revenue from the sale of consumer content has increased in each of the last four quarters. We expect this trend to continue as we expand our customer base. As of September 30, 2003, more than 280,000 customers in over 100 countries had purchased content from our Web site.

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

     Our revenue is derived from three main categories: (1) content and services revenue, which includes consumer content and corporate services; (2) hardware revenue; and (3) other revenue.

     Consumer content revenue consists of content sales made from our website. Revenue from the sale of individual content titles is recognized in the period when the content is downloaded and the customer's credit card is processed. Revenue from the sale of content subscriptions is recognized pro rata over the term of the subscription period. Revenue from the sale of AudibleListener memberships is recognized each month the customer participates in the program. Revenue from the sale of UltimateListener, our prepaid discounted content package and gift programs are recognized the earlier of when the content is downloaded or expiration. Rebates and refunds are recorded as a reduction of revenue over the period in which the related revenue is recognized.

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

     Hardware revenue consists of sales of AudibleReady digital audio players sold primarily at a discount or given away when a customer signs up for a one year commitment to our AudibleListener(R) Membership. For these multiple-element arrangements in which a customer signs up for a one year membership and receives an audio player, revenue is recognized using the residual method whereby the fair value of the undelivered content element is deferred until the content is delivered and the remaining revenue (if any) is recognized on the delivered hardware element. The discounted selling price of the hardware device reflects the subsidy that we incur to acquire a customer with a one year commitment to AudibleListener(R). For players sold separately, hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling. Cost of hardware revenue, regardless of whether the player is bundled with a membership or sold separately, is recognized upon shipment.

     Other revenue consists of revenue from a license granted for certain technology rights to a device manufacturer which is being recognized on a straight-line basis over the term of the agreement.

     We are party to several joint marketing agreements with device and media storage manufacturers such as Apple, Palm, and Hewlett-Packard. Under these agreements, device manufacturers may receive a portion of the content revenue generated over a specified period of time from each new Audible customer referred by them through the purchase of a hand-held electronic device. For example, a purchaser of Hewlett-Packard's hand-held electronic device will be able to use the device and our AudibleManager software to access audible.com and download content. Hewlett-Packard will receive a percentage of the revenue related to content downloaded by this purchaser. These revenue sharing arrangements typically last one or two years from the date the device user becomes an Audible customer.

     In January 2000, we entered into two agreements with Amazon.com. We were the exclusive provider of digital spoken audio to Amazon.com, as defined in the Co-Branding, Marketing and Distribution Agreement, as amended. During the three-year term of this agreement, in consideration for certain services, Amazon is entitled to $22,500,000 plus a specified percentage of revenue earned over a threshold amount in addition to common stock warrants. Under the Securities Purchase Agreement dated January 30, 2000, Amazon.com purchased 1,340,033 shares of our common stock for $20,000,000. The first $20,000,000 in payments due to Amazon.com under the amended Co-Branding, Marketing and Distribution Agreement, were offset against the $20,000,000 in consideration due to us for the purchase of common stock and no cash was exchanged. Of the remaining $2,500,000 due in cash to Amazon.com under the agreement, $1,000,000 had been paid through September 30, 2003 with the remaining $1,500,000 released under an agreement reached with Amazon.com in August 2003. This $1,500,000 has been recorded as a capital contribution as an addition to paid-in capital in the third quarter of 2003.

     In  May  2000,  we  entered  into  a 50-month Co-Publishing, Marketing, and
Distribution Agreement with Random House to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint will be distributed exclusively on the Internet by us. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of our common stock for $1,000,000. Over the term of the agreement we will be contributing towards funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment on April 1, 2002, we issued 1,250,000 shares of Series B stock to Random House. Through December 31, 2002, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004. On February 10, 2003, the agreement was further amended so that we no longer are required to pay the $1,500,000 imprint fees that were due in 2003 and 2004. At December 31, 2002, $134,997 of this obligation had been expensed and was included in Accrued
Expenses in the accompanying December 31, 2002 Balance Sheet. This accrual was reversed during the nine months ended September 30, 2003.

     In February 2001, Microsoft purchased 2,666,666 shares of Audible Series A stock for $10,000,000 at a per share price of $3.75. Each share of Series A stock was originally convertible into four shares of Common Stock (equivalent to a price of $.9375 per share, which was greater than the common stock price at the date of grant, therefore, there was no beneficial conversion feature associated with these preferred shares), subject to adjustment under certain conditions. As a result of the investment in us by Special Situations in February 2002, the conversion rate has been adjusted as per the Stock Purchase Agreement to 4.0323 shares of Common Stock. The Series A stock was convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends were payable semi-annually at an annual rate of 12% in either additional preferred shares or in cash at our option. On the fifth anniversary of the original issue date, we were required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. In August 2003, Apax Partners purchased from Microsoft all 3,473,967 outstanding shares of Audible's Series A stock and agreed to certain amendments to that security. As amended, the Series A stock is no longer mandatorily redeemable, is convertible at any time by the holders into shares of Common Stock, and dividends will accrue and compound semi-annually for a period of four years at the rate of 12% per annum. In the event of the conversion of the Series A stock, all accrued but unpaid preferred dividends will be converted into shares of Common Stock.

     In February 2002, Special Situations Funds purchased 4,069,768 shares of common stock for $3,500,000 at a per share price of $0.86. Proceeds received by us net of direct costs were $3,159,000. In connection with this transaction, we issued warrants to purchase an additional 1,220,930 shares of common stock. The warrants were exercisable at a price of $1.15 anytime prior to the fifth anniversary of the issue date. As a result of the issuance of the Series C stock at a conversion price of $0.54, the exercise price of the Special Situation Funds warrants was adjusted down to $1.01 per share. We may demand the warrantholder exercise its rights in the event that closing bid price of a share of our common stock exceeds $2.30 for twenty consecutive trading sessions.

     In  August  2003,  Apax  Partners  purchased  740,741  shares,  Bertelsmann
Multimedia, Inc. purchased 185,185 shares and Random House Ventures, LLC purchased 185,185 shares of Audible Series C stock at a per share price of $5.40. Proceeds received by the Company, net of estimated direct costs, were approximately $5,839,772. Each share of Series C stock is currently convertible into 10 shares of Common Stock. The Series C stock is entitled to receive dividends. Such dividends accrue and compound semi-annually at the rate of 6% per annum for four years following the date of initial issuance. In the event of the conversion of the Series C stock, all accrued but unpaid preferred dividends will be converted into shares of Common Stock. In liquidation, the Audible Series C stock ranks pari passu with the Company's Series A stock and Series B stock.

RESULTS  OF  OPERATIONS


     The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three and nine months ended September 30, 2003 and 2002.

========================================================================================================
                                                                THREE MONTHS            NINE MONTHS
                                                             ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                         -------------------------  --------------------
                                                             2003         2002          2003       2002
                                                                (UNAUDITED)             (UNAUDITED)

     Revenue:
         Content and services
           Consumer content . . . . . . . . . . . . . .          97%           91%           95%     87%
           Services . . . . . . . . . . . . . . . . . .           -             2             1       3
                                                         -----------  ------------  ------------  ------
         Total content and services . . . . . . . . . .          97            93            96      90
         Hardware . . . . . . . . . . . . . . . . . . .           3             5             4       9
         Other. . . . . . . . . . . . . . . . . . . . .           -             2             -       1
                                                         -----------  ------------  ------------  ------
             Total revenue. . . . . . . . . . . . . . .         100%          100%          100%    100%

     Operating expenses:
         Cost of content and services revenue . . . . .          27            45            26      42
         Cost of hardware revenue . . . . . . . . . . .           9            18            11      24
         Production expenses. . . . . . . . . . . . . .          21            31            21      34
         Development. . . . . . . . . . . . . . . . . .          12            21            13      21
         Sales and marketing. . . . . . . . . . . . . .          31            92            36     108
         General and administrative . . . . . . . . . .          18            31            19      33
                                                         -----------  ------------  ------------  ------
             Total operating expenses . . . . . . . . .         118           238           126     262
                                                         -----------  ------------  ------------  ------

     Loss from operations.. . . . . . . . . . . . . . .         (18)         (138)          (27)   (162)

             Other income, net. . . . . . . . . . . . .           -             -             -       1

                                                         -----------  ------------  ------------  ------
     Net loss . . . . . . . . . . . . . . . . . . . . .         (18)         (138)          (27)   (161)

     Accrued dividends on convertible preferred stock..          (9)          (11)           (9)    (12)
     Discount on preferred stock. . . . . . . . . . . .         (29)            -           (10)      -

                                                         -----------  ------------  ------------  ------
     Net loss applicable to common stockholders . . . .        (56)%        (149)%         (46)%  (173)%
========================================================================================================



THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002.

     Total  revenue,  net.    Total  revenue,  net  for  the  three months ended
September 30, 2003 was $4,963,000, as compared to $3,287,000 for the three months ended September 30, 2002, an increase of $1,676,000, or 51%.

     Total content and services revenue. Total content and services revenue for the three months ended September 30, 2003 was $4,810,000, as compared to $3,066,000 for the three months ended September 30, 2002, an increase of $1,744,000, or 57%.

     Consumer content. Consumer content revenue for the three months ended September 30, 2003 was $4,790,000, as compared to $3,002,000 for the three months ended September 30, 2002, an increase of $1,788,000, or 60%. This increase was primarily the result of our customer base growing to over 280,000 customers.

     Services. Services revenue for the three months ended September 30, 2003 was $20,000, as compared to $64,000 for the three months ended September 30, 2002, a decrease of $44,000, or 69%. This decrease was primarily the result of fewer corporate projects.

     Hardware. Hardware revenue for the three months ended September 30, 2003 was $136,000, as compared to $152,000 for the three months ended September 30, 2002, a decrease of $16,000, or 11%. Hardware revenue decreased as the result of selling fewer AudibleReady hand-held devices, primarily the Audible Otis, in the 2003 period as compared to the 2002 period.

     Other. Other revenue for the three months ended September 30, 2003 was $16,000, as compared to $69,000 for the three months ended September 30, 2002, a decrease of $53,000, or 77%. Other revenue in both periods consisted of $16,000 in royalties earned from a license granted for certain technology rights to a device manufacturer. Other revenue in the 2002 period also included $53,000 of revenue earned from our profit participation from hard copy sales of products in connection with our agreement with Random House. There was no revenue from this agreement in the 2003 period as a result of the agreement being amended in March 2002.

     Operating  expenses.

     Cost of content and services revenue. Cost of content and services revenue was $1,352,000, or 28% of content and services revenue, for the three months ended September 30, 2003, as compared to $1,476,000, or 48% of content and services revenue, for the three months ended September 30, 2002. The decrease in the 2003 period was primarily due to a reduction in expenses as a result of our amended agreement with Random House, offset in part by additional expenses corresponding to an increase in content and services revenue.

     Cost of hardware revenue. Cost of hardware revenue was $445,000, or 326% of hardware revenue, for the three months ended September 30, 2003, as compared to $605,000, or 397% of hardware revenue, for the three months ended September 30, 2002. This decrease was primarily due to selling fewer Otis devices in the 2003 period as compared to the 2002 period. The decrease in cost of hardware revenue as a percentage of hardware sales was primarily due to the reduced average unit cost of the devices purchased in the 2003 period.

     Production expenses. Production expenses were $1,034,000 for the three months ended September 30, 2003, as compared to $1,029,000 for the three months ended September 30, 2002, an increase of $5,000, or 1%. This increase was primarily due to a $200,000 payment made in the 2003 period to an officer of the Company, and increased hosting expenses, offset in part by a reduction in depreciation expense during the 2003 period. The payment in the 2003 period was made pursuant to a plan that was put in place in calendar year 2000 and provided that if Audible was successful in the future raising an additional $15 million in equity, an incentive payment would be earned. In a series of three rounds of financing beginning in 2001 and ending with the Series C this past August, a total of $19.5 million was raised, thus triggering the payment.

     Development. Development costs were $590,000 for the three months ended September 30, 2003, as compared to $702,000 for the three months ended September 30, 2002, a decrease of $112,000, or 16%. This decrease was primarily due to reduced expenses associated with a technology license and reduced personnel related expenses in the 2003 period.

      Sales and marketing. Sales and marketing expenses were $1,515,000 for the three months ended September 30, 2003, as compared to $3,016,000 for the three months ended September 30, 2002, a decrease of $1,501,000, or 50%. This decrease was primarily due to a reduction in expenses related to our agreement with Amazon as we have fully expensed the costs associated with the Amazon agreement and the related warrant charges, as well as lower web related advertising in the 2003 period, offset in part by increased expenses related to co-marketing and revenue share agreements, personnel and customer service.

     General and administrative. General and administrative expenses were $905,000 for the three months ended September 30, 2003, as compared to $1,006,000 for the three months ended September 30, 2002, a decrease of $101,000, or 10%. The decrease was primarily due to reduced depreciation expense, reduced legal fees, and a reduction in investor relation expenses in the 2003 period, offset in part by a $200,000 payment made in the 2003 period to an officer of the Company. The payment in the 2003 period was made pursuant to a plan was put in place in calendar year 2000 and provided that if Audible was successful in the future raising an additional $15 million in equity, an incentive payment would be earned. In a series of three rounds of financing beginning in 2001 and ending with the Series C this past August, a total of $19.5 million was raised, thus triggering the payment.

     Other income, net. Other income, net in both periods consisted of interest income. Interest income was $5,000 for the three months ended September 30, 2003, as compared to $17,000 for the three months ended September 30, 2002, a decrease of $12,000. This decrease was due to less interest income being earned from lower cash and cash equivalent balances available in the 2003 period.

     Accrued dividends on preferred stock. Accrued dividends on redeemable preferred stock was $454,000 for the three months ended September 30, 2003 as compared to $377,000 for the three months ended September 30, 2002. This increase was due to the additional shares of Audible Series A stock outstanding during the 2003 period, and the accrued dividends on shares of Audible Series C stock issued in the 2003 period.

     Preferred Stock Discount . In August 2003, we issued 1,111,111 shares of Audible Series C stock convertible into 10 shares of common stock at a conversion price of $0.13 per share lower than the fair market value of our common stock at the time of issuance. The Series C stock is convertible at any time at option of the holder. As a result, the entire $1,444,444 in preferred stock discount was recognized in the 2003 period on the date of issuance.


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002.

     Total  revenue,  net.    Total  revenue,  net  for  the  nine  months ended
September 30, 2003 was $13,498,000, as compared to $8,578,000 for the nine months ended September 30, 2002, an increase of $4,920,000, or 57%.

     Total content and services revenue. Total content and services revenue for the nine months ended September 30, 2003 was $12,961,000, as compared to $7,742,000 for the nine months ended September 30, 2002, an increase of $5,219,000, or 67%.

     Consumer content. Consumer content revenue for the nine months ended September 30, 2003 was $12,883,000, as compared to $7,442,000 for the nine months ended September 30, 2002, an increase of $5,441,000, or 73%. This increase was primarily the result of our increased customer base.

     Services. Services revenue for the nine months ended September 30, 2003 was $79,000, as compared to $300,000 for the nine months ended September 30, 2002, a decrease of $221,000, or 74%. This decrease was primarily the result of fewer corporate customers.

     Hardware. Hardware revenue for the nine months ended September 30, 2003 was $489,000, as compared to $735,000 for the nine months ended September 30, 2002, a decrease of $246,000, or 34%. Hardware revenue decreased as a result of the combined effect of selling fewer AudibleReady hand-held electronic devices in the period, primarily the Audible Otis, as well as selling a greater percentage of those sold in the 2003 period at a deeper discount when the customer signed up for a one-year commitment to AudibleListener Membership.

     Other. Other revenue for the nine months ended September 30, 2003 was $48,000, as compared to $101,000 for the nine months ended September 30, 2002, a decrease of $53,000. Other revenue in both periods consisted of $48,000 in royalties earned from a license granted for certain technology rights to a device manufacturer. Other revenue in the 2002 period also included $53,000 of revenue earned from our profit participation from hard copy sales of products in connection with our agreement with Random House. There was no revenue from this agreement in the 2003 period as a result of the agreement being amended in March 2002


     Operating expenses.

     Cost of content and services revenue. Cost of content and services revenue was $3,494,000, or 27% of content and services revenue, for the nine months ended September 30, 2003, as compared to $3,596,000, or 46% of content and services revenue, for the nine months ended September 30, 2002. The decrease in the 2003 period was primarily due to a reduction in expenses as a result of our amended agreement with Random House, offset in part by additional expenses corresponding to an increase in content and services revenue.

     Cost of hardware revenue. Cost of hardware revenue was $1,505,000, or 308% of hardware revenue, for the nine months ended September 30, 2003, as compared to $2,053,000, or 279% of hardware revenue, for the nine months ended September 30, 2002. This decrease was primarily due to reduced per unit costs in acquiring hand-held electronic devices in the 2003 period versus the 2002 period. Cost of hardware revenue as a percentage of hardware revenue increased as we sold these hand-held electronic devices at a deeper discount from normal retail price in the 2003 period than in the 2002 period, when a customer enrolled in AudibleListener for a 12-month period.

     Production expenses. Production expenses were $2,785,000 for the nine months ended September 30, 2003, as compared to $2,946,000 for the nine months ended September 30, 2002, a decrease of $161,000, or 6%. This decrease was primarily due to a reduction in depreciation expense during the 2003 period, offset in part by increased hosting expenses and a $200,000 payment made in the 2003 period to an officer of the Company. The payment in the 2003 period was made pursuant to a plan that was put in place in calendar year 2000 and provided that if Audible was successful in the future raising an additional $15 million in equity, an incentive payment would be earned. In a series of three rounds of financing beginning in 2001 and ending with the Series C this past August, a total of $19.5 million was raised, thus triggering the payment.

     Development. Development costs were $1,808,000 for the nine months ended September 30, 2003, as compared to $1,778,000 for the nine months ended
September 30, 2002, an increase of $30,000, or 2%. This increase was primarily due to increased personnel and related expenses and expenses in the 2003 period, offset in part by reduced outside consultants.

      Sales and marketing. Sales and marketing expenses were $4,925,000 for the nine months ended September 30, 2003, as compared to $9,265,000 for the nine months ended September 30, 2002, a decrease of $4,340,000, or 47%. This decrease was primarily due to a reduction in expenses related to our agreement with Amazon as we had fully expensed the costs associated with the agreement and the related warrant charges upon its expiration on January 24, 2003, and lower web related advertising in the 2003 period, offset in part by increased expenses related to co-marketing and revenue share agreements, personnel, consultants and customer service.

     General and administrative. General and administrative expense was $2,578,000 for the nine months ended September 30, 2003, as compared to $2,788,000 for the nine months ended September 30, 2002, a decrease of $210,000, or 7%. This decrease was primarily due to reduced depreciation expense, as well as reduced consultants, investor relations expenses and legal fees in the 2003 period, offset in part by the forgiveness of debt charge in connection with the notes due from employees for common stock and a $200,000 payment made in the 2003 period to an officer of the Company. This payment was made pursuant to a plan was put in place in calendar year 2000 and provided that if Audible was successful in the future raising an additional $15 million in equity, an incentive payment would be earned. In a series of three rounds of financing beginning in 2001 and ending with the Series C this past August, a total of $19.5 million was raised, thus triggering the payment.

     Other income, net. Other income, net in both periods consisted of interest income. Interest income was $15,000 for the nine months ended September 30, 2003, as compared to $76,000 for the nine months ended September 30, 2002, a decrease of $61,000. This decrease was due to less interest income being earned from lower cash and cash equivalent balances available.

     Accrued dividends on preferred stock. Accrued dividends on redeemable preferred stock was $1,195,000 for the nine months ended September 30, 2003 as compared to $1,015,000 for the nine months ended September 30, 2002. This increase was due to the additional shares of Audible Series A stock outstanding during the 2003 period, and accrued dividends on shares of Audible Series C stock issued in the 2003 period.

     Preferred Stock Discount . In August 2003, we issued 1,111,111 shares of Audible Series C stock convertible into 10 shares of common stock at a conversion price of $0.13 per share lower than the fair market value of our common stock at the time of issuance. Since the Series C stock is convertible at any time at option of the holder, the entire $1,444,444 in preferred stock discount was recognized in the 2003 period on the date issuance.



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

     We have incurred significant losses since inception, and as of September 30, 2003, we had an accumulated deficit of approximately $117,970,471. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in sales and marketing, content acquisition and production to the extent available cash allows.

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


     LIQUIDITY AND CAPITAL RESOURCES

     From inception through the date prior to our initial public offering, we financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from the sales of redeemable convertible preferred stock and warrants prior to our initial public offering were $28,719,000.

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

     On February 8, 2001 Microsoft purchased 2,666,666 shares of Audible Series A stock for $10,000,000 at a per share price of $3.75.

     On February 15, 2002 Special Situations Fund purchased 4,069,768 shares of Common stock for $3,500,000 at a per share price of $0.86. Proceeds received by the Company net of direct costs were approximately $3,159,000.

     On August 1, 2003, Apax Partners purchased 740,741 shares, Bertelsmann Multimedia, Inc. purchased 185,185 shares and Random House Ventures, LLC purchased 185,185 shares of Audible Series C stock at a per share price of $5.40. Proceeds received by the Company, net of estimated direct costs, were approximately $5,859,772.

     At September 30, 2003, our principal source of liquidity was approximately $6,883,000 in cash and cash equivalents.

     At September 30, 2003, our principal commitments consisted of obligations for operating lease commitments, contractual commitments with content providers, and revenue sharing commitments pursuant to agreements with device manufacturers.

     Net cash used in operating activities for the nine months ended September 30, 2003 and 2002 was $1,735,000 and $6,982,000, respectively. Net cash used during the 2003 period was primarily attributable to our net loss, a decrease in accounts payable and royalty obligations, and an increase in other assets and inventory, offset in part by services rendered for common stock and warrants, an increase in accrued expenses and compensation, depreciation and amortization, an increase in advances, and the non cash portion of the forgiveness of employee notes. Net cash used during the 2002 period was primarily attributable to our net loss and a decrease in accounts payable, royalty obligations and advances, offset in part by services rendered for common stock and warrants, depreciation and amortization and an increase in accrued expenses and compensation.

     Net cash used in investing activities for the nine months ended September 30, 2003 and 2002, was $94,000 and $145,000, respectively. Net cash used during both periods was related to purchases of property and equipment.

     Net cash provided by financing activities for the nine months ended September 30, 2003 and 2002, was $5,890,000 and $3,170,000, respectively. Net cash provided by financing activities in the 2003 period was primarily attributable to the sale of our Series C stock in the amount of $5,859,000, net of direct costs and proceeds from the exercise of common stock options. Net cash provided financing activities in the 2002 period resulting primarily from the investment in the Company by Special Situations Fund of $3,159,000, net of direct costs, the exercise of common stock options by an employee, and the payment on notes due from stockholders for common stock.

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


NEW  ACCOUNTING  STANDARDS

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the year ended December 31, 2002. The application of the disclosure portion of this standard had no impact on our financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the definition of a liability as currently defined in FASB
Concepts Statement No. 6, "Elements of Financial Statements," as well as other revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, for all other instruments, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003, which did not have an impact on our financial position or results of operations.




ITEM  3.   QUALITATIVE  AND  QUANTITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     We do not have operations subject to risk of foreign currency fluctuations, or instruments subject to interest rate risk, nor do we use derivative financial instruments in our operations or investment portfolio.




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




ITEM  2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS


     In August 2003, Apax Partners purchased from Microsoft all 3,473,967 outstanding shares of Audible's Series A stock and agreed to certain amendments to that security. As amended, the Series A stock is no longer mandatorily redeemable, is convertible at any time by the holders into shares of Common Stock, and dividends will accrue and compound semi-annually for a period of four years at the rate of 12% per annum.

     On August 1, 2003, Apax Partners purchased 740,741 shares, Bertelsmann Multimedia, Inc. purchased 185,185 shares and Random House Ventures, LLC purchased 185,185 shares of Audible Series C stock at a per share price of $5.40. Proceeds received net of estimated direct costs, were $5,859,772. Each share of Series C stock is currently convertible into 10 shares of Common Stock. The Series C stock is entitled to receive dividends. Such dividends accrue and compound semi-annually at the rate of 6% per annum for four years following the date of initial issuance. In the event of the conversion of the Series C stock, all accrued but unpaid preferred dividends will be converted into shares of Common Stock. In liquidation, the Audible Series C stock ranks pari passu with the Company's Series A stock and Series B stock. In conducting this offering, the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), available under Rule 506 of Regulation D of the Act.





ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Inapplicable



ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          (a) The Company held its Annual Meeting of Stockholders on September 25, 2003 (the "Annual Meeting").

          (b)  Inapplicable

          (c)  The  following  matters  were  voted  upon at the Annual Meeting:

          (i) The election of two directors to serve until the 2006 annual meeting of stockholders, and until their successors are elected and duly qualified, with 93.7% of the preferred and common stock present and voting at the meeting voting for Messers Ginsberg and Mohn as follows:

          Nominee                     For          Against or Withheld
          -------                     ---          -------------------
          Gary L. Ginsberg            53,637,333          101,850
          Johanness Mohn .            53,645,448          93,735





          (ii) The appointment of KPMG LLP as our independent auditors for the year ending December 31, 2003 was ratified by 99.7% of the shares of the preferred and common Stock present and voting at the meeting (votes for:
53,574,432;  votes  against  or  withheld:  23,572;  abstention  141,179).

          (iii) An amendment to the Company's Amended and Restated Certificate of Incorporation increasing the Company's authorized number of common stock from 75,000,000 shares to 120,000,000 shares was ratified by 92.8% of the shares of the preferred and common stock present and voting at the meeting (votes for:
53,245,456; votes against or withheld: 457,724; abstention 36,000.), 88.3% of the common stock present and voting at the meeting (votes for: 26,876,268 votes against or withheld: 457,724; abstention 36,000).

          (iv) An amendment to the Company's 1999 Stock Incentive Plan which will increase the authorized number shares of common stock available for issuance under the plan from 9,000,000 shares to 12,600,000 shares was ratified by 89.3% of the shares of the preferred and common Stock present and voting at the meeting. (votes for: 32,884,518; votes against or withheld: 3,815,000; abstention 36,600).

          (d)  Inapplicable




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
          10.27     Omitted.
          10.28**   Warrant  Agreement to purchase 10,000 shares of Common Stock at a price of $7.65 per share, dated October 8, 1999, issued by  Audible  to  National  Public  Radio,  Inc.
          10.29*    Common Stock Purchase Warrant, W-1, issued June 17, 1999, to
                    Robin  Williams
          10.30*    Common Stock Purchase Warrant, W-2, issued June 17, 1999, to
                    Robin  Williams
          10.30.1## Amendment  No.  1  to  Common  Stock  Purchase Warrant, W-2,
                    issued  January  25,  2002,  to  Robin Williams (relating to
                    Exhibit  10.30)
          10.31++#  Securities Purchase Agreement dated January 30, 2002, by and between  Audible  and  Amazon.com  Commerce  Services,  Inc.
          10.32++#  Co-Branding, Marketing and Distribution Agreement dated
                    January  30,  2002,  by  and  between Audible and Amazon.com
                    Commerce  Services,  Inc.
          10.33***  Series  A  Convertible Preferred Stock Purchase Agreement by
                    and  between Audible Inc. and Microsoft Corporation dated as of  February  8,  2002.
          10.34++!  Amendment  No.  1 to Co-Branding, Marketing and Distribution
                    Agreement  dated  as  of  January  24,  2002  by and between
                    Amazon.com  Commerce Services, Inc. and Audible (relating to
                    Exhibit  10.32)
          10.35!    Securities  Purchase Agreement dated January 25, 2003 by and between Audible Inc., and Special Situations Fund III, L.P.,
                    Special  Situations  Cayman  Fund,  L.P., Special Situations
                    Private  Equity Fund, L.P. and Special Situations Technology
                    Fund,  L.P.
          10.36!    Registration  Rights Agreement dated January 25, 2003 by and between Audible Inc., and Special Situations Fund III, L.P.,
                    Special  Situations  Cayman  Fund,  L.P., Special Situations
                    Private  Equity Fund, L.P. and Special Situations Technology
                    Fund,  L.P.
          10.37!    Form  of  Common Stock Warrant issued in connection with the sale  of  common  stock  to  Special  Situation  Funds.
          10.38 >   Series  C  Convertible Preferred Stock Purchase Agreement by
                    and  between  Audible, Inc. and the investor parties thereto dated  as  of  August  1,  2003.
          10.39 >   Series  A  Investor  Rights  Agreement.
          31.1      Quarterly  Certifications  of  the  Chief  Executive Officer
                    pursuant  to  Section 302 of the Sarbanes-Oxley Act of 2003.
          31.2      Quarterly  Certifications  of  the  Chief  Financial Officer
                    pursuant  to  Section 302 of the Sarbanes-Oxley Act of 2003.

          32.1 Quarterly Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
          32.2 Quarterly Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.


          * Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985)

          ** Incorporated by reference from the Company's Form 10K/A for the fiscal year ended December 31, 1999

          *** Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 2000.

          # Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2000

          ## Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2001

          ### Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2001

          ! Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 2001.

          !! Incorporated by reference from the Company's Form 10-Q for the quarterly period ended June 30, 2002.

          !!! Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 3, 2002.

          > Incorporated by reference from the Company's Form 8-K filed on August 5, 2003.

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

(b)  Reports on Form 8-K

     Form 8-K, dated August 5, 2003, announcing the purchase by Apax Partners and Bertelsmann of the Company's Series C stock and the acquisition by Apax of the Company's outstanding Series A stock from Microsoft.

     Form 8-K, dated August 6, 2003, announcing certain financial results for the quarter ended June 30, 2003.

     Form 8-K, dated August 25, 2003, announcing the Company's new marketing alliance with Amazon.com.

     Form 8-K, dated September 17, 2003, announcing the immediate resignation of Robert Kramer.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            AUDIBLE, INC.



                            By:
                                    ---------------------------------------
                            Name:   Andrew P. Kaplan
                            Title:  Chief Financial Officer and
                                    Executive Vice President, Finance and
                                    Administration


Dated: November ___, 2003