Form 10-K
period 2003-12-31
AUDIBLE INC
filed 2004-03-30
CIK 1077926

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-26529

AUDIBLE, INC.
(Exact Name of Registrant as Specified in Its Charter)

(State or Other Jurisdiction of Incorporation or Organization)	Delaware
(IRS Employer Identification No.)	22-3407945
(Address of Principal Executive Office)	65 Willowbrook Boulevard
Wayne, New Jersey
(Zip Code)	07470 - 7056
Registrant's telephone number, including area code:	(973) 837-2700

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:

None

Securities Registered Pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).    Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $13,785,422 based upon the closing price on the Nasdaq National Market on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003).

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of common stock on December 31, 2003 (the last business day of the Registrants most recently completed fourth fiscal quarter) as reported on the NASDAQ OTC was approximately $127 million. Shares of common stock held by each officer and director and by each person who owns 5% of more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock, as of March 15, 2004 was 63,564,150 shares of Common Stock.

AUDIBLE, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY.  FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."  READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND  EXCHANGE COMMISSION, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q WHICH WE  FILED IN 2003.  READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE  FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL  REPORT ON FORM 10-K.  WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE ANY  REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

PART I

Item 1.  Business.

Overview

We are the leading Internet audio information and entertainment service. We specialize in the spoken word, selling membership-based spoken audio content, such as audio versions of books, newspapers, magazines, original productions and public radio subscriptions. Consumers shop, purchase and download audio content from www.audible.com® directly to personal computers for listening in a variety of ways. Most of our customers download audio to their PCs and Macs and then transfer the audio to MP3 players, personal digital assistants (PDAs), or "smart" wireless telephones for mobile listening. Others "burn" the content to audio CDs for playback on CD players. Others simply listen at their computers or though a digital home entertainment network. Audible.com® is also the Apple iTunes Music Store's pre-eminent provider of spoken word products for downloading or streaming via the Web, and Amazon.com's pre-eminent provider of spoken word content for digital distribution.

We offer customers the opportunity to join AudibleListener®, a monthly membership service. For a fixed monthly fee, AudibleListener customers may download their choice of programs from our Web site. Customers can select from more than 40,000 hours of audio content, much of which is available in digital audio format only at www.audible.com. The selection of audio at www.audible.com ranges from more than 6,000 best-selling and classic audiobooks, to audio editions of national periodicals such as The Wall Street Journal, Forbes, and Scientific American. Language instruction, personal development, stand-up comedy, children's audio, and historic speeches & readings, along with fiction, business, mystery, and romance are among the 106 categories of listening available to our customers.

At audible.com we sell our own digital audio player under the brand name of Otis®, which is manufactured to our specifications in Korea. Several manufacturers, including Apple Computer, Creative Labs, palmOne, Gateway, Hewlett-Packard, Kenwood, PhatNoise, Rio Audio, Sony Electronics, and Toshiba support and promote the enjoyment of our audio on all or some of their MP3 players or PDAs. Manufacturers support us by including our software on their devices and inserting marketing brochures in the device box. Our manufacturing partners also provide point-of-purchase sales support,  after-market promotions, and Web-based and email customer outreach.

We currently have over 311,000 customers in 120 countries. Since launching the service in late 1997, we have leveraged our first-to-market advantages and internally-developed technology to dominate the market for English-language downloadable audiobooks and spoken word audio.

The market for the Audible® service results from the increasing usage of the Internet, the growth of hand-held electronic devices that have digital audio capabilities, and the increasing number of hours commuters spend in traffic when they cannot read or look at a computer screen. In contrast to traditional radio broadcasts or satellite radio, the Audible service offers customers access to content of their choice and the ability to listen to what they want, when and where they want — whether commuting, exercising, relaxing or sitting at their personal computers. Unlike traditional and online bookstores, which are subject to physical inventory constraints, costs, and shipping delays, we provide a selection that is readily available in digital format that can be quickly delivered over the Internet directly to our customers.

We provide new sources of revenue for publishers of books, newspapers, magazines, journals, newsletters, professional publications and business information and producers of radio broadcasts. In addition, our service provides companies that distribute or promote our service with a wide selection of digital audio content to offer to their customers.

Industry Background

Demand for new sources of entertainment, information and educational media continues to grow as the quantity and variety of content and its sources proliferate. Veronis Suhler Stevenson estimates that total communications spending in the U.S. was $610 billion in 2002. During 2002, Americans on average spent more than 3,500 hours reading, watching or listening to media content. We believe that many consumers seek a better way to manage and personalize consumption of this content.

According to Harris Interactive, since 1973 the median number of hours that people say they work has jumped from 41 hours a week to 49. Over the same period, Harris reports that people's leisure time has dropped from 26 to 19 hours per week. Listening is a way for individuals to consume content at times when they are unable to read, such as when they are driving. The Veronis Suhler Stevenson Communications industry Forecast for 2003 estimates that on average Americans spent more than 20 hours a week listening to the radio, compared to 17.7 hours in 1998. In comparison, Veronis Suhler Stevenson estimates that book reading declined among Americans from an average of 2.3 hours in 1998 to 2.1 hours per week in 2003. According to the 2000 United States Census, 97 million people drive to and from work alone, an increase of 15% from 1989. The average  travel time to work increased to 25.5 minutes each way, an increase of 7% from 1990. In addition, more than 42 million individual drivers have a commute of at least 30 minutes or more each way. As individuals look to use their commuting time more efficiently and manage an increasing amount of available content, audiobooks have emerged as a personalized "pay-to-listen" alternative to radio, because radio does not allow listeners to control when they listen to a particular program. A study by the Audio Publishers Association indicated that 23 million American households listened to audiobooks in 2001. An eBrain® survey conducted in July 2002 for the Consumer Electronics Association found 20% of their sample currently listen to audiobooks and 24% expect to increase their consumption in coming months.

According to the Audio Publishers Association, the U.S. market for audiobooks on cassette and CD sold in retail stores grew to $800 million in 2001. This increasing usage of audiobooks exists despite limited types of content, high prices and the limitations of cassette tapes and CDs. For instance, the audiobook market based on retail sales does not include the many audiobooks and other spoken word products sold to consumers directly or in vertical markets such as personal improvement, training, and educational markets, nor does it address the emerging market in personalized "time-shifted" radio programming or timely print content such as newspapers, newsletters, magazines, and journals.

The Internet has emerged as a powerful global communications and entertainment medium, giving millions of people the ability to access large amounts of valuable, pay-for-access media.  Jupiter Research reported that as of the end of 2003, 21.5 million households, or about one-fifth of U.S. households, were connected to the Internet via broadband. Based on historic growth rates and current trends around broadband availability, interest, and pricing, Jupiter Research forecasts that by 2008, 46 million households, representing half of online households and 40% of all U.S. households will connect via high-speed, always-on technologies. Through the Internet, people can buy various forms of information and entertainment, from books to music and video for usage both at and away from the computer.

According to International Data Corporation (IDC), mobile access to the Internet, instant messaging, music, and more are spurring a nearly fivefold run-up in worldwide sales of smart handheld devices by 2004, creating a market for those products valued at approximately $26 billion. To enable the widest possible distribution of the Audible service, our strategy is to work with digital device manufacturers to enable their devices to be AudibleReadyTM.

A key driving force in Audible's growth is the emerging market for handheld devices that play digital, or compressed, audio. The AudibleReady initiative was designed to exploit this market by entering into multiple technology and co-marketing relationships with companies that manufacture digital audio-enabled devices. The AudibleReady brand exists as a spoken word digital download and playback standard that insures satisfactory interoperability between the Audible service and digital audio-enabled devices. The AudibleReady program for digital audio device manufacturers also creates a business structure by which the manufacturer markets the Audible service to its user base in return for a percentage of revenues generated by that user base or coordinated retail sales rebates and promotional programs.

Currently Audible is focused on two primary device categories and one emerging device category for the AudibleReady initiative. The primary categories are commonly referred to as "MP3 players" and "personal digital assistants" or PDAs. The emerging device category is commonly known as "smartphones" because they combine the function of PDAs such as on-board memory, and the ability to play digital audio with cellular phone services.

Within the MP3 player market, there are players that are referred to as 'hard drive players'-- such as the Apple iPod-- that have hard drive-based memory capacities of more than 256MB, and 'flash-based players' such as select Creative Labs and Rio Audio devices that store audio files on rewritable flash memory chips of 256MB or less.

Growth in the hard drive-based MP3 player market has been led by the Apple iPod, which has carried the AudibleReady imprimatur since July of 2002 and now extends to all iPods in the market. Apple claims sales of more than 2 million iPods since the product line was launched in early 2002 and research group NDP estimated in December 2003 that iPod sales made up about 50% of the entire combined hard drive- and flash-based MP3 player market.

In December 2003 Jupiter Research published a report that predicted the demand for MP3 players in the U.S. would grow at a rate of 50% a year through 2006. According to Jupiter shipments of MP3 players in the U.S. were about 3.5 million in 2003, which is almost double 2002 figures. Jupiter also predicted that there would be more than 26 million MP3 players in use by 2006. Starting in 2004, the demand for players with hard drives will surpass that of players with flash memory. The DVD player market, which we believe is a valid comparative model, has grown from 11.4 million U.S. households in 2000 to 39.3 million in 2003 according to the Consumer Electronics Association, with an average price of $490 in 1997 to an estimated $138 in 2003.

The market for personal digital assistants that have digital audio capabilities had been led by Pocket PCs -- devices running on Microsoft operating systems which are manufactured by Hewlett-Packard, Toshiba, and Dell among others. In 2003 audio-enabled Pocket PCs were joined by market leaders palmOne and Sony. Audible now has AudibleReady relationships with palmOne and Sony, as well as other Pocket PC manufacturers for all their devices that have audio capabilities. While research firm Gartner Group estimated that worldwide PDA shipments in 2003 totaled 11.3 million units, a decline of 5.3% compared with 2002, the percentage of these devices that are AudibleReady increased dramatically because of the introduction of AudibleReady handheld devices from palmOne and Sony.

Gartner Group has reported that sales of smartphones such as the Treo 600 from palmOne-- the first AudibleReady smartphone-- were significant enough in the U.S. to slow the sales of PDAs. Research firm IDC published a report in February 2004 estimated that smartphones showed significant growth and future promise. In 2003, the worldwide smartphone market grew 181% year-over-year to 9.6 million units.

The key characteristic of smartphones that enable support for the Audible service is the inclusion of enough internal memory to store our audio content. Since most smartphones "dock" to computers, allowing for data exchange of contact and schedule information, Audible audio can be transferred to smartphones via a personal computer. Audible's technology also supports full wireless downloads of spoken word audio content, a capability that we expect will enable universal access to Audible.com via broadband wireless and local "Wi-Fi" networks in the future.

Beyond the family of AudibleReady devices, our CD burning feature makes the Audible service attractive to a wide audience. Research firm IDC estimates that the number of CD burners for use with personal computers will increase from 180 million in 2002 to 546 million in 2005. IDC has also stated that sales of blank audio CDs have surpassed sales of music CDs.

We are also developing relationships with cell phone companies and other high technology providers. Wireless handheld technology is the ideal match for our business. The combination of wireless freedom and digital transmission will in the future allow a consumer to download from a library of audio recordings and bypass the anchored desktop PC. This freedom to download wirelessly will allow unprecedented convenience for consumers.

The confluence of the Internet as an increasingly accepted media distribution channel, the widespread adoption of audio-enabled mobile devices and the continuing growth in consumer demand for content in a variety of formats has resulted in new challenges for the media industry. These challenges include creating a system for selling media over the Internet and compensating publishers and other content creators for quality entertainment and information while preventing unauthorized duplication and distribution. This created the opportunity for a content creator, aggregator and distributor such as Audible to establish a secure technology system and an attractive consumer service focused on the delivery of premium audio content.

Our Solution

We have created the Audible service to give consumers the ability to download spoken audio content of their choice and to listen to this audio when, where and how they want. The Audible service addresses the market opportunity created by consumer demand for audio content, the emergence of the commercial Internet and the availability of a wide range of mobile, audio-enabled digital devices. We created the first service and platform for secure, digital delivery of premium spoken audio content over the Internet for playback on personal computers and mobile devices. Our service allows customers to program their listening time with personalized selections from a wide collection of spoken audio content available at audible.com, including entertainment, news, education and business information. We believe that we have assembled the largest and most diverse collection of premium spoken audio content available for download on the Internet for playback on personal computers, hand-held digital audio players, or to burn to CD for playback on a CD player.

We have more than 40,000 hours of audio content currently available on our Web site, featuring daily audio editions of The Wall Street Journal and The New York Times — available on a subscription basis in time for the morning drive to work each day as well as Forbes, Harvard Business Review, Scientific American and Fast Company. The site offers a broad collection of audiobook best sellers and classics by authors such as Tom Clancy, Stephen King, John Grisham, Mary Higgins Clark, James Patterson, the Dalai Lama, David McCullough, Stephen Hawking, William Shakespeare, Emily Dickinson and Jane Austen. There are also speeches, lectures, and on-demand radio programs including Marketplace, All Things Considered, Car Talk, Fresh Air and This American Life, and original shows such as RobinWilliams@audible.com. We believe that our extensive audio content collection and our secure delivery system provide benefits to our customers, content providers, manufacturers of AudibleReady hand-held electronic devices and other companies, which distribute or promote our service.

Benefits to Customers.

Unlike the traditional ways consumers select, organize and consume spoken audio content, Audible customers can access content of their choice and listen when, where and how they want — whether commuting, exercising, relaxing or sitting at their personal computers.

Selection. At our Web site, audible.com, customers can browse and purchase from a large and diverse collection of readily available premium spoken audio content, most of which is currently available in digital format for Internet distribution only through us either pursuant to exclusive arrangements or because, to our knowledge, no one else currently has or is exploiting these rights. Our collection currently includes more than 6,000 digital audiobooks in a wide variety of categories. We are the only source of timely digital audio editions of leading newspapers and selected periodicals. We also offer popular and special interest radio programming, including interviews, commentaries and talk radio. Our collection also contains selections that are difficult to find or may not otherwise be readily or conveniently available to consumers elsewhere.

Convenience. Audible.com provides customers with one-stop shopping for their premium digital spoken audio. Our customers can browse and sample spoken audio selections through our easy-to-navigate Web site. They can enroll in AudibleListener, a monthly subscription program entitling customers to download content of their choice, purchase bundled packages of selected audio titles as well as choose automated delivery of timely audio content on a subscription basis. Unlike traditional and online bookstores, which are subject to physical inventory constraints and shipping delays, we are never "out of stock" and we provide a service that is readily available in digital format and can be quickly delivered over the Internet directly to our customers.

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

Mobility. We offer our customers a choice of listening options tailored to their lifestyle while driving, exercising, relaxing or ‘multi-tasking', customers listen to their audio with an AudibleReady MP3 player or PDA, using a CD player, via an automobile jukebox or from their audio equipped desktop computer. Subscribe to a recurring title (newspaper, magazine, radio program, etc.) and have it automatically delivered to your PC or mobile device before you get up in the morning or leave the office for the day.

Value. We provide customers with what we believe is a strong value proposition in our AudibleListener program, where for a fixed monthly fee, the customer downloads a prescribed number of audio titles of their choice. Individual titles are typically priced 20-30% less than the same audiobook on cassette or CD, and if purchased within the AudibleListener membership plan, discounts compared to cassette or CD can be more than 60%.

 Benefits to Business Affiliates.

We help content creators, device manufacturers, online e-commerce companies, consumer electronics retailers and other companies that distribute our products or promote our service to their customers to create incremental sources of revenue by aggregating premium audio content and providing a widely-accepted system for digital spoken audio distribution.

Content creators.  We provide a new source of revenue for publishers of newspapers, magazines, journals, newsletters, professional publications and business information and producers of radio broadcasts by creating a new market for content that is too timely for distribution on cassette tape or compact disc and generally too specialized for widely-broadcast radio programs. Additionally, our electronic delivery service offers publishers of audiobooks a new distribution channel for their existing audiobook content. In a strategic alliance with Random House, Inc., Random House Audible has been established as a publishing imprint within Random House, Inc.'s Random House Audio Publishing Group Division.

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

CD burning software providers. Leading CD burning software providers have agreed to support and promote the capability for our customers to burn the content they purchase to CD for playback in portable CD players or in CD players installed in automobiles. These CD burning software providers usually receive a percentage of revenue Audible receives from customers who burn their content to CD.

Device manufacturers.  Major manufacturers of audio-enabled digital players, such as Apple Corp. Creative Labs, Hewlett-Packard, Kenwood, palmOne, PhatNoise, Rio Audio Sony Electronics and Toshiba have agreed to support and promote the secure playback of our content on their devices. The PhatNoise Car Audio System, among the first high-capacity media jukeboxes designed specifically for automobiles, is capable of playing content purchased from us. Our service provides these manufacturers with an attractive application that takes advantage of the audio capability of their digital audio devices, which may in turn increase their sales. In most cases, these manufacturers receive a percentage of the revenue generated over a specified period of time by each new customer referred by them. Such costs are recorded in sales and marketing expense.

We also sell our own hand-held digital audio player called the Otis. The Otis is manufactured to our specifications and sold to customers on our website. Marketing the Otis gives us the added flexibility of pricing, inventory control and special sales opportunities.

Companies which distribute our products or promote our service. We have entered into marketing agreements with Apple Corp., Roxio, palmOne, Toshiba, Cox Communications, Cablevision Systems' Optimum Online broadband service, Time Warner Cable's Roadrunner broadband service, Amazon.com, Microsoft, The New York Times Company, Dow Jones (The Wall Street Journal) and others to promote our content to their customers, either directly or indirectly. In return, we have access to additional distribution outlets. We have also established relationships with electronics retailers such as Crutchfield, J&R ComputerWorld, Micro Center, MobilePlanet.com, and Tweeter to promote our AudibleListener membership plan at the point of purchase, offering consumers a rebate against the cost of an AudibleReady device. We have agreed with these companies to compensate them from sales of our content to their customers.

Our Strategy

Our objective is to enhance our position as the leading provider of subscription based, Internet-delivered, premium spoken audio content. Key elements of our strategy to achieve this goal include:

Increase brand awareness.

We seek to make "Audible" a recognizable brand. We continue to use the AudibleReady brand to signify that a player is enabled to play back Audible content. We are continuing to enhance brand awareness of the Audible service and increase visitors to our Web site by expanding our marketing efforts through online initiatives as well as co-marketing agreements. Online initiatives include a wide range of promotion vehicles that we use to communicate with existing customers as well as prospective customers. We also have a well-developed "customer-get-customer" program. Our co-marketing agreements and business relationships with cable television operators, CD burning software providers, retail partners, Apple iTunes Music Store, Amazon.com and AudibleReady player manufacturers are key elements of our plans to make potential customers aware of, and to encourage them to use our service. We continue to seek to enter into agreements with content providers as well as owners of Internet portals and e-commerce sites to promote the Audible service to Internet users.

 Expand content collection.

We plan to acquire more digital distribution rights to audio versions of books, newspapers, radio broadcasts, magazines, journals, newsletters, conferences, seminars, performances, lectures, and speeches. With selected content providers, we plan to create additional timely digital audio editions of newspapers, periodicals and other content not otherwise available to consumers in audio format. We intend to continue to differentiate our service by expanding our collection of exclusive, original and topic-specific content, building a collection unconstrained by traditional physical inventory concerns.

  Enable additional electronic devices, wireless phones and systems to be  AudibleReady.

We intend to continue to work with the manufacturers of hand-held electronic devices to support and promote the playback of Audible content on their players. We also seek to make future generations of AudibleReady audio players that use the MP3 audio format, a digital compression format that is currently used primarily for music playback. We are seeking to expand the AudibleReady program to include other mobile players, such as wireless phones, other hand-held computing devices as they become audio-enabled, automobile-based media jukeboxes, personal computers and in-home digital entertainment systems. We continue to offer a packaged software library to partners who wish to add Audible support to their desktop end-user audio management application.

  Continue to improve the customer experience.

We intend to make the Audible service increasingly easy for customers to use and personalize. We intend to take advantage of the flexibility of our online distribution system to offer a variety of selections, pricing, membership, and subscription models designed to maximize customer satisfaction and to generate recurring revenue. We continue to enhance audible.com to make it easier for customers to find specific selections and to actively suggest selections that might be of interest to them based on their prior purchasing patterns. We also are enhancing our AudibleManager® software to make it simpler for customers to manage their personal audio content selections and automate downloads and transfers of content to mobile players. We provide customer service via telephone, online chat and email.

The Audible Service

Audible's integrated spoken audio delivery service includes five components: (1) our Web site, audible.com; (2) our collection of digital audio content; (3) our software for securing, downloading, managing, transferring, burning and playing audio selections; (4) a variety of AudibleReady players which include our technology and features that manage the listening experience; and (5) other services.

Audible.com.

Our Web site, audible.com, offers a large and diverse selection of premium digital spoken audio content in a secure format for download. At audible.com, visitors can browse, search for, sample, purchase, subscribe to, schedule, stream and download digital audio content. Customers can also contribute reviews and rate the content at www.audible.com, which other customers may use as part of their purchasing decision. One hour of spoken audio in our most popular format, Format 3, requires about eight megabytes of storage, and downloads to a listeners computer in approximately ten seconds using a high speed Internet connection, and less than thirty seconds to transfer the content from the computer to an AudibleReady player. Customers are offered up to five different fidelity options, allowing them to trade off between fidelity and speed of download from the Internet. According to The Wall Street Journal, more than 15 million American households have broadband connections. Veronis Suhler projects that by 2005, 68.4 million U.S. households will be online and that by 2006, 41% of online households will subscribe to a broadband Internet connection.

Digital audio content.

We currently offer more than 6,000 digital audiobooks and more than 14,000 other audio selections comprising over 40,000 hours of digital spoken audio content, segmented in four major categories:

• Audiobooks. We offer a wide selection of audiobooks. We offer both abridged (typically three to 10 hours long) and unabridged (typically five to 20 hours long) versions of books, read by the authors or by professional narrators.

• Timely audio editions of print publications. Our service enables the timely distribution of audio editions of newspapers, magazines and newsletters previously available only in print. We offer a 40-minute daily audio edition of The New York Times and selected audio content from The Wall Street Journal. We also offer audio editions of Forbes, Scientific American, Science News, Harvard Management Update, Harvard Health Letter, and others.

• Radio broadcasts. We offer popular and special-interest public radio programs shortly after they are originally broadcast so our customers have the flexibility to listen to these programs when and where they want. We offer audio versions of broadcasts such as Fresh Air, Marketplace, This American Life, The News from Lake Wobegon, Car Talk, and Science Friday.

• Lectures, speeches, performances and other audio. We offer a broad selection of lectures, speeches, dramatic and comedic performances, educational and self-improvement materials, religious and spiritual content, and other forms of spoken audio, many of which are difficult to find from any other source. We also offer specialty content created exclusively for audible.com, for example, programs featuring actor Robin Williams.

We currently have licensed Internet distribution rights to audio content from more than 135 publishers, producers of radio content and other content creators. Our license agreements are typically for terms of one to three years, and many provide us with exclusive Internet distribution rights. Under most licensing arrangements, we pay the content creator a portion of the revenue we receive. In some of our arrangements, we also pay a guaranteed advance against the content creator's revenue share.

In most cases, we license audio recordings from publishers and content creators. In other cases, such as with The New York Times and The Wall Street Journal, we record and produce audio versions from the print publications. In all cases, we convert the audio into our compressed, secure, digital format.

  Audible software.

 Our software consists of AudibleManager for downloading, managing, scheduling and playing audio selections, and AudiblePlayer for Pocket PC personal digital assistants (PDAs) and for devices running the palmSource 5 or 6 Operating System, such as the palmOne Zire, Tungsten or Treo 600.

AudibleManager enables our customers to download and listen to spoken audio content and transfer it to AudibleReady players for mobile playback. AudibleManager implements Audible's security system for ensuring that downloaded content is playable only by authorized players and devices. AudibleManager can also be used to organize individual selections, to specify listening preferences, to manage delivery options for subscriptions, and to burn purchased audio to audio CDs. Selections that exceed playback time limitations on a customer's hand-held electronic device can be listened to over successive sessions by reconnecting the player to the customer's personal computer and initiating a synchronization command that automatically replaces the sections that have been played with new content.

Our AudiblePlayer software enables users of hand-held PDAs to control and customize their listening experience. Unlike cassette tapes, AudibleReady players allow fast navigation of the content through section markers and bookmarks that can be set by the user. Users can skip between selections, individual articles or chapters, effectively allowing them to control their listening experience.

 AudibleReadydevices.

 AudibleReady players are personal computers and other electronic devices that have a speaker or an audio output jack and can play back our audio content. The AudibleManager and AudiblePlayer software enable these devices to receive and play back Audible content and are available for download for free from audible.com. Several player manufacturers have bundled the AudibleManager and AudiblePlayer software with their devices. The audio output jack of these players can work with headphones or a cassette adaptor to enable the content to be played through a car stereo system. Audible customers may also burn their audio to audio CDs for listening through a CD player. The Apple iTunes jukebox software incorporates AudibleReady features to enable owners of Apple Macintosh computers and the Apple iPod or the Audible Otis to download and listen to spoken audio from Audible.com.

A formal set of specifications defines the technical requirements that must be met by devices and by application software before they can be deemed AudibleReady.  These requirements define internal functions, user experience related features, and aspects of the communication protocol between a device and the host software used to update its digital content. These specifications are provided to our partners when additional work is required to have their devices and/or applications meet the requirements.

 We have formed co-marketing relationships with a number of consumer electronics and computer companies to promote AudibleReady electronic devices and our content to consumers. The device manufacturers are generally required to promote the Audible service through a variety of means, which may include (1) displaying the AudibleReady logo on their players, (2) displaying the AudibleReady logo on the outside of the player package, (3) including our brochures inside the player package and (4) referring to Audible and AudibleReady in their software, brochures and manuals. In most cases, the device manufacturers receive a percentage of the revenue related to the content purchased by owners of their AudibleReady players. These revenue sharing arrangements typically last one to two years from the date the device owner becomes an Audible customer.

We have a co-marketing agreement with Roxio, under which its CD burning software has been made capable of burning content purchased from Audible onto CDs. Under this agreement, Roxio will promote the Audible service. We pay Roxio a percentage of the revenue collected from customers who begin using the Audible service as a direct result of the software company's marketing efforts.

 Other services.

We also provide the Audible service to over 50 public library and school library systems.

Competition

The market for the sale and delivery of spoken audio is highly competitive and rapidly changing. Principal competitive factors in the spoken audio market include:

       • selection

       • price

       • speed of delivery

       • protection of intellectual property

       • timeliness

       • convenience

       • sound quality

Although we believe that we currently address these factors favorably with our  technology and audio service elements, we cannot be sure that we can maintain our competitive position against current or new competitors, especially those new competitors with longer operating histories, greater name recognition and substantially greater financial, technical, marketing, management, service, support and other resources.

 We compete with (1) traditional and online retail stores, catalogs, clubs and libraries that sell, rent or loan audiobooks on cassette tape or compact disc, (2) Web sites that offer streaming access to spoken audio content using tools such as the RealPlayer or Windows Media Player and (3) other companies vying for consumers' time, such as satellite radio, as well as digital music streaming and download services.

Audiobooks on cassette tape or compact disc have been available from a variety of sources for a number of years. Traditional bookstores, such as Borders and Barnes & Noble, and online bookstores, such as barnesandnoble.com offer a variety of audiobooks. The Audio Book Club offers discounted audiobooks by mail order. MediaBay.com offers a small number of digital downloads of spoken audio. Rental services, such as Books on Tape, offer low pricing for time-limited usage of physical audiobooks on tape or CD, and libraries loan a limited selection of audiobooks. One or more of these competitors might develop a competing electronic service for delivering audio content.

 Even though The New York Times stated in December 2003 that "the closest thing to a well-stocked, easy to navigate chain bookstore is Audible.com" for downloadable audio content, companies and portal companies including America Online, Yahoo! or MSN may in the future compete directly with us by selling premium spoken audio content for digital download. Competition from Web sites that provide streaming audio content is intense and is expected to increase significantly in the future. Online music services such as the Apple iTunes Music Store, Roxio's Napster 2.0, and Real Networks' Rhapsody offer a wide selection of streaming and downloadable music content. Other companies have announced their intention to launch music services in 2004.

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

Many of these companies have significantly greater brand recognition and financial, technical, marketing and other resources than we do. We also expect competition to intensify and the number of competitors to increase significantly in the future as technology advances, providing alternative methods to deliver digital audio content through the Internet, satellite, wireless data, digital radio or other means.

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

Audible's patent portfolio concerns systems that author and deliver content for secure delivery to portable devices. Audible has maintained open continuation cases based on the original disclosure and continues to craft claims that match industry practice as it evolves. In addition to content security, Audible has pioneered the updating of a portable digital device's contents based on user preferences and content types (e.g. recurrent subscription content). Audible has a separate family of patents that applies to relevant methods and systems, including claims for portable devices with the characteristics needed to support these usage models, notably maintenance of the state of the user's consumption of media stored on a device. Audible's patents are not limited to audio content but instead apply to a broad range of media types, and the device types include not only tethered but untethered (e.g. wireless) devices as well.

We have applied for registration in the United States of several of our trademarks and service marks, including but not limited to "Audible Entertainment", "Audible Entertainment Network", "Audible Hear, There, and Everywhere", and "Who You Gonna Listen To". We do not know if all of these marks will be registered or that we will effectively protect the use of these names. "Audible", "audible.com", "AudibleManager", "AudibleReady",  "AudibleMobilePlayer", "AudibleListener", "Internet Theatre", "Click.Hear", and "AudiblePlayer" have been registered. In addition, we have begun to take affirmative steps to protect our trademarks outside of the United States as effective trademark, service mark, and copyright protection is not necessarily available in every country in which our services are available online.

We also license some of our intellectual property to others, including our AudibleReady technology and various trademarks and copyrighted material. While we attempt to ensure that the quality of our brand is maintained, others might take actions that materially harm the value of either these proprietary rights or our reputation.

We license technology from others, including elements of our compression-decompression technology that we incorporate into the Audible system. If these technologies become unavailable to us, we would need to license other technology, which would require us to redesign our system and recode our content. Although we are generally indemnified against claims that technology licensed by us infringes the intellectual property rights of others, such indemnification is not always available for all types of intellectual property and proprietary rights and in some cases the scope of such indemnification is limited. Even if we receive broad indemnification, third party indemnitors may not have the financial resources to fully indemnify us in the event of infringement, resulting in substantial exposure to us. We cannot assure you that infringement or invalidity claims arising from the incorporation of this technology, resulting from these claims, will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential redevelopment costs and delays, all of which could materially adversely effect our business, operating results, and financial condition.

General

We were incorporated in 1995 in the State of Delaware and commenced commercial operations in 1997. Our principal offices are located at 65 Willowbrook Boulevard, Wayne, NJ 07470. Our telephone number is (973) 837-2700.

Employees

As of December 31, 2003, we had a total of 80 full-time employees; 42 in operations, which includes 33 in customer service, 21 in technology and development, 13 in marketing, and four in general and administrative.

Item 2.    Properties.

Our principal administrative, marketing, technology and development, and operations facility is located at 65 Willowbrook Boulevard, Wayne, New Jersey, 07470, where we lease approximately 22,000 square feet. Our lease expires on December 31, 2008.

Item 3.    Legal Proceedings.

In September 2001, we and certain of our officers, directors, and former directors, were named as defendants in several putative class actions filed in the United States District Court for the Southern District of New York.  The investment banking firms that were involved in our 1999 initial public offering (the "IPO") have also been named as defendants.  The essence of the plaintiffs' claims is that the underwriter defendants allegedly allocated the opportunity to participate in the IPO by requiring their customers to pay "kickbacks" in excess of the normal commissions and to make subsequent purchases in the after market at prices in excess of the IPO price.  Allegedly, the amounts of the "kickbacks" were sometimes calculated as a percentage of the customer's paper profits over some specified period of time after the IPO.  It is alleged that these practices were not disclosed in the registration statement and prospectus for the IPO and that, as a result, the defendants violated various provisions of the federal securities laws. Certain of the complaints purport to set forth claims on behalf of persons who acquired our common stock from July 16, 1999 to September 11, 2001. One other complaint purports to represent a class of persons who acquired our common stock between July 16, 1999 and December 6, 2000. The complaints do not specify the amount of the compensatory damages the plaintiffs are seeking, but the market loss at issue was in excess of $50 million.

The cases have been consolidated and have been assigned to the same judge who is handling virtually identical cases filed against hundreds of other companies that completed initial public offerings between 1998 and 2000.  We along with the individual defendants, have been given an indefinite extension of time to respond to the complaints while the plaintiffs focus on pursuing their claims against the underwriters. We believe that the claims against us have no merit and, more specifically, we and the individual defendants were not aware of the alleged practices, if they occurred. We along with the individual defendants have notified the underwriters who were involved in our IPO that we expect those underwriters to indemnify us pursuant to the terms of the underwriting agreement between us and the underwriters.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving us. On July 15, 2002, we along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively. Those motions have not yet been decided. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome of the motions. In addition, the individual defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for the Company's common Stock Equity and Related Stockholder Matters.

Our common stock was traded on the Nasdaq National Market under the symbol "ABDL" from our public offering on July 16, 1999 through August 6, 2002, at which time we moved to the Nasdaq Small Cap Market. On February 18, 2003, our stock began trading on the Over-the-Counter Market (OTCBB) under the symbol "ADBL.OB". Prior to July 16, 1999, there was no established public trading market for any of our securities.

On October 29, 2002, we received a Nasdaq Listing Qualifications letter advising  us that our stock had closed below the $1.00 per share requirement for the last 180 consecutive trading days.  On November 27, 2002, we received notification from Nasdaq that we did not comply with the shareholders' equity/market value of listed securities/net income requirement, as set forth in Nasdaq Marketplace Rule 4310(c)(2)(B).  On December 19, 2002, we attended an oral hearing before the Nasdaq Listing Qualifications Panel.  On January 13, 2003 the Nasdaq Listing Qualifications Panel granted us an exception through February 18, 2003. The exception required us to demonstrate a minimum bid price per share and a minimum amount of shareholders' equity in order to maintain our stock listing on the Nasdaq SmallCap Market.  We concluded that it would not be in the best interest of our shareholders to take the steps required to meet these minimums.  As a result, we notified Nasdaq that we would not meet these minimums, and on February 18,2003, our stock began trading on the OTCBB.

The following table sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock as reported on the Nasdaq National Market, Nasdaq Small Cap Market or Over-the-Counter BB.

	High	Low

2002
First Quarter	$1.46	$0.75
Second Quarter	0.85	0.32
Third Quarter	0.52	0.30
Fourth Quarter	0.55	0.27

2003
First Quarter	$0.35	$0.20
Second Quarter	0.75	0.26
Third Quarter	1.46	0.52
Fourth Quarter	4.22	1.16

2004
First Quarter (through March 15, 2004)	$4.14	$3.00

On March 15, 2004, the last reported sale price of our common stock was $3.06 per share. As of March 15, 2004, we had approximately 193 stockholders of record of our common stock, although there are a significantly larger number of beneficial owners of our common stock.

We have never paid or declared any cash dividends on our common stock. Our present policy is to retain any earnings to finance the growth and development of the business and, therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

From January 2003 through December 2003, we sold and issued the following unregistered securities:

Warrants:

In January 2003, in connection with a services agreement, we issued a warrant to purchase 6,000 shares of common stock at a price of  $0.30 per share, which expires January 2, 2008.

In February 2003, in connection with a services agreement, we issued a warrant to purchase 6,000 shares of common stock at a price of  $0.33 per share, which expires February 3, 2008.

In March 2003, in connection with a services agreement, we issued a warrant to purchase 6,000 shares of common stock at a price of  $0.20 per share, which expires March 3, 2008.

In March 2003, in connection with a services agreement, we issued a warrant to purchase 1,000 shares of common stock at a price of  $0.26 per share, which expires March 25, 2008.

Preferred Stock:

In August 2003, Apax Partners and its affiliates ("Apax") purchased 740,741 shares, Bertelsmann Multimedia, Inc. purchased 185,185 shares and Random House Ventures LLC purchased 185,185 shares of Series C Preferred Stock at a per share price of $5.40.

The above securities were offered and sold by us in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering.

Item 6.    Selected Financial Data.

The selected financial data set forth below should be read in conjunction  with the financial statements and related notes thereto and "Management's  Discussion and Analysis of Financial Condition and Results of Operations" and  other financial information appearing elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 2002 and 2003 and for the years ended December 31, 2001, 2002 and 2003, are derived from, and are qualified by reference to, our audited financial statements included elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 1999, 2000 and 2001, and for the years ended December 31, 1999 and 2000 are derived from our audited financial statements not included in this Form 10-K.

Certain operating expenses within the following selected financial data for 1999-2002 have been reclassified to conform to the current year presentation. These reclassifications have no effect on net loss.   See Note 2 to the financial statements for a schedule of the reclassifications made to the 2001 and 2002 operating expenses. The same type of reclassifications have been made to the 1999 and 2000 financial data shown below.

Selected Financial Data

	Year Ended December 31,

	1999	2000	2001	2002	2003

Statement of operations data:	(in thousands, except per share data)
Revenue, net:
Consumer content	$364	$1,443	$5,143	$10,940	$18,490
Services	114	576	884	348	104
Bulk content	---	500	1,435	---	---

Total content and services	478	2,519	7,462	11,288	18,594
Hardware	314	1,273	1,293	932	666
Other	951	757	316	150	65

Total revenue, net	1,743	4,549	9,071	12,370	19,325

Operating expenses:
Cost of content and services revenue	797	3,638	4,844	4,904	5,319
Cost of hardware revenue	308	2,572	2,858	2,718	2,085
Operations	2,331	4,901	4,529	3,743	3,843
Technology and development	4,031	7,162	6,354	4,998	4,785
Marketing	6,386	16,087	14,210	11,108	4,495
General and administrative	2,468	4,382	3,837	2,485	2,633

Total operating expenses	16,321	38,742	36,632	29,956	23,160

Loss from operations	(14,578)	(34,193)	(27,561)	(17,586)	(3,835)

Other income, net	1,102	1,602	565	85	25

Loss before state income tax benefit	(13,476)	(32,591)	(26,996)	(17,501)	(3,810)

State income tax benefit	--	316	327	314	250

Net loss	(13,476)	(32,275)	(26,669)	(17,187)	(3,560)

Dividends on redeemable preferred stock	--	--	(1,049)	(1,366)	(5,657)
Preferred stock discount	--	--	--	--	(1,444)

Total dividends	--	--	(1,049)	(1,366)	(7,101)

Net loss applicable to common shareholders	$(13,476)	$(32,275)	$(27,718)	$(18,553)	$(10,661)

Basic and diluted net loss per common share	$(0.85)	$(1.21)	$(1.03)	$(0.61)	$(0.34)
Weighted average common shares outstanding	15,890	26,644	26,918	30,508	31,520

	As of December 31,

	1999	2000	2001	2002	2003

Balance sheet data:
Cash and cash equivalents	$12,030	$14,149	$7,628	$2,822	$9,075
Short-term investments	24,404	1,957	--	--	--
Total assets	39,926	20,732	10,999	4,608	10,781
Noncurrent liabilities	538	713	220	135	59
Redeemable preferred stock	--	--	10,319	12,290	--
Total stockholders' equity (deficit)	4,578	14,593	(5,549)	(13,326)	6,105

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements and information relating to our company. We generally identify forward-looking statements  using words like “believe,” “intend,” “will,” “expect,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “seek” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual results may differ significantly from the results discussed in these forward-looking statements.

Accounting Reclassifications

To enhance the clarity of our operating expenses and to better reflect how we run our business, we have modified the presentation and classification of operating expenses on our Statements of Operations. These reclassifications have no effect on net loss (see note 2 to the Financial Statements for a detailed schedule of these reclassifications and relevant explanations)

Our new presentation and classifications are as follows:

Operations:  Operations expense includes payroll and related expenses for content acquisition, editorial, audio conversion and customer service, as well as credit card fees.  Customer service and credit card fees are two significant items that were previously classified in Sales and Marketing.

Technology and Development:  This category includes payroll and related expenses for information technology, systems and telecommunications infrastructure including our website, as well as technology licensing fees.  In this line, we now include certain items that were previously classified in Production expenses and Development expenses.

Marketing:  Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities.  Also included are revenue sharing and bounty payments which we pay to our marketing partners.  Because we now classify customer service costs and credit card fees in operations, marketing now represents a more transparent classification of costs related to customer acquisition.

General and Administrative:  General and administrative includes payroll and related expenses for executive, finance and administrative personnel.  Also included are legal fees, audit fees, public company expenses and other general corporate expenses.  Importantly, office rent, telephone expense and medical benefits expense, which were previously fully charged to general and administrative are now allocated to each of the four operating expense lines, (excluding cost of revenue lines) based primarily upon headcount.

 Business Overview

Audible is the Internet's largest, most diverse provider of premium spoken audio services for content download and playback on personal computers, CD or AudibleReady computer based mobile listening devices.  Our customers purchase and download their choice of content, and generally listen during their daily commute or while exercising, when "their eyes are busy but their minds are free."  We believe that the Audible service allows our customers to make better use of their time, allowing them to listen to books, newspapers, magazines and time shifted radio programs that due to their busy lives, they would not have the time to read.  Our online store is located at www.audible.com and our single location of operations is Wayne, New Jersey.

Audible has more than 40,000 hours of audio programs and 135 content partners that include leading audiobook publishers, broadcasters, entertainers, magazine and newspaper publishers and business information providers.  Most of our customers join the AudibleListener program, where for a monthly fee of either $14.95 or $19.95, they may download and listen to the content of their choice.  AudibleListeners provide us with their credit card information and are billed monthly in advance for the AudibleListener service.  Customers may also purchase individual audio titles from us on an a la carte basis.

Our customer base has grown to approximately 311,000.  We believe our growth has been driven primarily by our strong collection of content, by the growing trends of downloading and listening to audio on-the-go, and by the growing market for digital audio devices that securely play content from Audible.com.  We promote the Audible service through co-marketing partnerships with device manufactures, online promotions, promotions with retailers and our customer-get-customer referral program.  In addition, customers at Amazon.com and the Apple iTunes music store can purchase and download Audible content of their choice.

The key drivers of our business include new customer growth, the cost of acquiring a customer, the customer cancellation rate and controlling our costs. Our new customer growth is a function of developing compelling advertising and promotion programs to encourage people to try the Audible service for the first time, as well as the creation of marketing partnerships that similarly encourage consumers to try our service.  We manage customer acquisition costs by entering primarily into co-marketing deals where we pay for results, rather than advertising impressions.  We believe that the customer cancellation rate is minimized by providing the customer with a wide range of high value content, a compelling value proposition and solid customer service.

Looking ahead, we will continue to focus on new customer growth, expanding our content selection, improving the Audible service, broadening the range of AudibleReady listening devices, broadening our range of marketing and sales partnerships, providing solid customer service and controlling our costs.

Revenue from the sale of consumer content has increased in each of the last four quarters. We expect this trend to continue as we expand our customer base. As of December 31, 2003, more than 311,000 customers in over 120 countries had purchased content from our Web site.

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

Consumer content revenue consists of content sales made from our website and content sold through our agreement with the Apple iTunes Music Store. Revenue  from  the sale of individual content titles is recognized in the period when  the  content  is  purchased. Revenue  from  the sale of content subscriptions is recognized pro rata over the term  of  the  subscription  period.   Revenue from the sale of monthly AudibleListener memberships is recognized ratably over the AudibleListener's monthly membership period.  This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred and recognized as content revenue in the following month. At the end of each reporting period, approximately 50% of the AudibleListener membership fees received during the last calendar month in the period is deferred as Deferred Revenue. Revenue  from  the  sale  of  UltimateListener,  our  prepaid discounted content package, and gift programs are recognized the earlier of when the content is downloaded or expiration.

Part of our marketing strategy to acquire new AudibleListeners includes retail promotions in which we pay retailers to offer discounts to consumers on their purchase of digital audio players made by others if they become AudibleListener members.  These discounts are recorded as a reduction in revenue in the period the discount is given in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".  As a result of this GAAP accounting treatment, these discounts, which we consider marketing, are not included in Marketing expense, but instead, are recorded as a reduction in revenue.  Customer refunds, although not material, are also recorded as a reduction in revenue in the period the refund is paid.

Corporate  service  revenue  consists of library sales and audio production services.  Where applicable, corporate service revenue is recognized as services are  performed  after  the agreement has been finalized, the price is fixed, and collectibility  is  assured. Collectibility is based on past transaction history and  credit-worthiness of the customer. Under multiple element corporate service arrangements, the fair value of different elements cannot usually be determined since we do not sell the items separately, therefore revenue is recognized on a straight-line basis over the term  of  the  agreement.

Hardware revenue consists of sales of AudibleReady digital audio players sold primarily at a discount or given away when a customer signs up for a one year commitment to our AudibleListener Membership. For multiple-element arrangements in which a customer signs up for a one year membership and receives an audio player for free, revenue is recognized using the relative fair value method under Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", whereby each separate unit of accounting is recognized as revenue at its relative fair value, whereby the delivered item (hardware) is limited to the non-contingent consideration.  Since all the consideration paid by the customer is contingent upon delivery of the content, no amount is recorded as hardware revenue under these multiple-element arrangements. The free hardware device reflects the subsidy that we incur to acquire a customer with a one year commitment to AudibleListener. For players sold separately, hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling. Cost of hardware revenue, regardless of whether the player is bundled with a membership or sold separately, is recognized upon shipment.

Other revenue in the current year consists of revenue from a license granted for certain technology rights to a device manufacturer which is being recognized on a straight-line basis over the term of the agreement. Other revenue in 2002 included revenue recognized from our profit participation from hard copy sales of products in connection with our agreement with Random House.

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

We have entered into co-marketing agreements whereby where our marketing partners will receive payments from us.  The payments to these marketing partners are generally based upon driving potential customers to the Audible website who then become customers.

Significant Agreements

In January 2000, we entered into two agreements with Amazon.com. We were the exclusive provider of digital spoken audio to Amazon.com, as defined in the Co-Branding, Marketing and Distribution Agreement, as amended. During the three-year term of this agreement, in consideration for certain services, Amazon was entitled to $22,500,000 plus a specified percentage of revenue earned over a threshold amount in addition to common stock warrants. Under the Securities Purchase Agreement dated January 30, 2000, Amazon.com purchased 1,340,033 shares of our common stock for $20,000,000. The first $20,000,000 in payments due to Amazon.com under the amended Co-Branding, Marketing and Distribution Agreement, were offset against the $20,000,000 in consideration due to us for the purchase of common stock and no cash was exchanged. Of the remaining $2,500,000 due in cash to Amazon.com under the agreement, $1,000,000 was paid and the remaining $1,500,000 was released under an agreement reached with Amazon.com in August 2003. This $1,500,000 release of an obligation was recorded as a capital contribution as an addition to paid-in capital in the third quarter of 2003. Beginning August 6, 2003, we pay Amazon a percentage of revenue we earn from customers acquired as a result of Amazon.com directing them to www.audible.com.

In  May  2000,  we  entered  into  a 50-month Co-Publishing, Marketing, and Distribution  Agreement  with  Random  House  to  form  a  strategic alliance to establish  Random  House  Audible, a publishing imprint,  as  defined  in the agreement, to produce spoken word content specifically suited for digital distribution.  All titles published by the imprint are distributed exclusively  on  the  Internet  by  us.  As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of our common stock  for  $1,000,000.  Over  the term of the agreement we were required to contribute $4,000,000 towards funding the acquisition and creation of digital audio titles through Random House Audible.  On  March  26, 2002, the agreement was amended to waive the  cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due under the agreement from $4,000,000 to $2,750,000.  In exchange for this waiver, on April 1, 2002,  we  issued  1,250,000 shares of Series B Preferred Stock ("Series B") to Random House. Through December 31, 2002, $1,250,000 of the remaining $2,750,000  obligation  had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004. On February 10, 2003, the agreement was further amended so that we were no longer required to pay the $1,500,000 imprint fees that were due in 2003 and 2004.  In exchange for this amendment, Random House no longer has title output requirements to contribute to the imprint and we no longer participate in the profit from hard copy sales of products produced under the agreement. At December 31, 2002, $134,997  of  this $1,500,000 obligation had been  expensed  and was included in Accrued Expenses in the accompanying December 31, 2002 Balance Sheet. This accrual was reversed during 2003 as a result of the February 2003 amendment.  On February 6, 2004 at the request of Random House, the Series B Preferred Stock was converted into 1,250,000  shares of common stock in accordance with the original terms of conversion.

In February 2001, Microsoft purchased 2,666,666 shares of our Series A Preferred Stock ("Series A") for $10,000,000 at a per share price of $3.75. Each share of Series A stock was originally convertible into four shares of common stock (equivalent to a price of $.9375 per share, which was greater than the common stock price at the  date  of  grant, therefore, there was no beneficial conversion feature associated with these preferred  shares), subject to adjustment under certain conditions.  As a result of the investment in us by Special Situations in February  2002, the conversion rate was adjusted as per the Stock Purchase Agreement to 4.0323 shares of common Stock. The Series A stock was convertible at the option  of the holder at any time prior to the fifth anniversary of the original issue date. Dividends were payable semi-annually at an annual rate of 12% in either additional preferred shares or in cash at our option. On the fifth anniversary of the original issue date, we were required to redeem all remaining outstanding  shares  at  a  per share price of $3.75 plus all accrued and unpaid dividends.

In  February  2002,  Special Situations Funds purchased 4,069,768 shares of Common stock for $3,500,000 at a per share price of $0.86.  Proceeds received by us  net of direct costs were $3,159,000. In connection with this transaction, we issued  warrants to purchase an additional 1,220,930 shares of common stock. The warrants  were  exercisable  at  a  price  of  $1.15  anytime prior to the fifth anniversary of the issue date. As a result of the issuance of the Series C Preferred Stock ("Series C") at a conversion price of $0.54, the exercise price of the Special Situation Funds  warrants  was  adjusted  down  to  $1.01  per  share in accordance with the original anti-dilution provisions.  We  could have demanded the warrantholder exercise its rights in the event that closing bid price of a share of  our  common  stock  exceeds  $2.30  for twenty consecutive trading sessions.  We exercised our right to call the warrants and on December 2, 2003 1,220,930 common shares were issued upon exercise of the warrants.  Proceeds of $1,233,139 were received by the Company upon the exercise of the warrants.

In August 2003, Apax purchased 740,741 shares, Bertelsmann Multimedia,  Inc. purchased  185,185  shares  and  Random  House  Ventures, LLC purchased 185,185 shares of our Series C stock at a per share price of $5.40.  We received  proceeds net of direct costs, of $5,839,772.  Each share of Series C stock was convertible at a conversion price  of $0.54 into 10 shares of common  stock.  At the time of issuance, the conversion price of the Series C stock was $0.13 per lower than the fair market value of our common stock and accordingly, a preferred stock discount of $1,444,444 was recognized as a dividend at the time of issuance. The  Series C stock was entitled to receive dividends that accrue and compound semi-annually at the rate of 6% per annum for four years following the date of initial issuance.  In the event of the conversion of the Series C  stock, all accrued but unpaid preferred dividends were required to be  converted into shares of common Stock.  In liquidation, the  Series C stock ranked pari passu with the our Series A stock and Series B stock. The Series C stock automatically converted to common stock on December 23, 2003.  The automatic conversion was triggered in accordance with the original terms based on the average price and average trading volume of our common stock over a 60 day period.  Upon conversion, 264,835 shares of common stock were issued to satisfy accrued dividends.  The common stock issued was valued at $3.29 per share, the closing price of the common stock on the conversion date.

In August 2003, Apax  purchased from Microsoft all 3,473,967 outstanding  shares of Audible's Series A stock and agreed to certain amendments to that security.  As amended, the  Series A stock was no longer mandatorily redeemable,  was convertible at any  time by the holders into shares of common Stock, and dividends would have accrued and compounded semi-annually for a period of four years at the rate of 12%  per annum.  In the event of the conversion of the Series A stock, all accrued but unpaid preferred dividends was to be converted into shares of common stock.

On February 6, 2004, Apax converted all of its Series A stock and accrued dividends into common Stock.  The Series A conversion was the result of a negotiated agreement where we issued 3,500,000 common shares and 1,000,000 warrants to purchase common stock to Apax.  Of the shares issued, 1,169,590 were issued in payment of cumulative accrued dividends at the date of conversion, and 2,330,410 shares and 1,000,000 warrants were issued as an inducement to Apax to convert its Series A shares.  The warrants are exercisable at $7.00 a share and expire on February 5, 2011.  The  fair  value  of  the 2,330,410 shares of common stock and the 1,000,000 warrants of approximately $9,873,000 will be expensed in the first quarter of 2004. In addition, the dividend charge for the 2004 period during which the Series A stock was outstanding will be approximately $614,000.

As of February 6, 2004, all of the Series A, Series B and Series C Preferred Stock has been converted to common stock and  there are no longer any special preferences or privileges in our capital structure.

Results of Operations

The following table sets forth certain financial data, as reclassified, as a percentage of total revenue during 2001, 2002 and 2003.

	Year Ended December 31,

	2001	2002	2003

Revenue, net:
Consumer content	56%	88%	96%
Services	10	3	1
Bulk content	16	-	-

Total content and services	82	91	97
Hardware	14	8	3
Other	4	1	-

Total revenue, net	100%	100%	100%

Operating expenses:
Cost of content and services revenue	53	40	27
Cost of hardware revenue	32	22	11
Operations	50	30	20
Technology and development	70	40	25
Marketing.	157	90	23
General and administrative	42	20	14

Total operating expenses	404	242	120

Loss from operations	(304)	(142)	(20)

Other income, net.	6	1	1

Loss before state income tax benefit	(298)	(141)	(19)

State income tax benefit	4	2	1

Net loss	(294)%	(139)%	(18)%

Accrued dividends on preferred stock	(12)	(11)	(29)

Preferred stock discount	-	-	(8)

Net loss applicable to common shareholders	(306)%	(150)%	(55)%

Content and Services Revenue:

The following is our content and services revenue for the last three years.

Year ended December 31,			Percentage Change

2003	2002	2001	2003 vs. 2002	2002 vs. 2001

$18,594,390	$11,287,687	$7,461,971	64.7%	51.3%

Content and services revenue consists of AudibleListener membership revenue, revenue from single title sales, library revenue, bulk content revenue and corporate services revenue.

Content and services revenue has grown primarily due to the growth in our customer base and to a lesser extent price increases.  Our customer base includes all customers that have purchased Audible content at www.audible.com.  Our customer base has grown from 123,000 at the end of 2001 to 206,000 at the end of 2002 to 311,000 at the end of 2003.  We believe the increase in our customer base was driven by continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing. In addition, in October 2003, we began to generate content revenue via sales at the Apple iTunes Music Store.  Our customer count does not include those customers that purchased our content at the Apple iTunes Music Store.

Hardware Revenue:

The following is our hardware revenue for the last three years:

Year ended December 31,			Percentage Change

2003	2002	2001	2003 vs. 2002	2002 vs. 2001

$665,584	$931,875	$1,293,533	-28.6%	-28.0%

Hardware revenue consists of revenue derived primarily from the shipping and handling charge to customers on devices that Audible provides for free to AudibleListeners that commit to a twelve month AudibleListener membership.  Also included are separate sales of digital audio players to consumers and libraries.

Hardware revenue has declined because we have shifted from a strategy of selling discounted devices to giving them away for free to customers who commit to a 12 month AudibleListener membership. Under ETIF No. 00-21, with these multiple-element arrangements, no revenue is recognized for the delivery of hardware because all consideration paid by the customer is contingent upon delivery of the content.

Other Revenue:

The following is our other revenue for the last three years:

Year ended December 31,			Percentage Change

2003	2002	2001	2003 vs. 2002	2002 vs. 2001

$64,504	$150,067	$315,909	-57.0%	-52.5%

Other revenue consists of revenue derived primarily from technology licensing fees.

The decline from 2001 to 2002 was due to the end of an agreement with Microsoft relating to its distribution of our software platform.  Although we are no longer earning revenue from this agreement, AudibleReady software continues to be included in the Microsoft PocketPC operating system.  The decline from 2002 to 2003 was due to the wind-down of an agreement with Random House whereby we shared in the profits from Random House Audible titles that were sold in cassette format.  We do not expect other revenue to be a significant source of revenue in the future.

Cost of Content and Services Revenue:

The following is our cost of content and services revenue for the last three years:

Year Ended December 31,			As a Percentage of Content and Services Revenue

2003	2002	2001	2003	2002	2001

$5,318,919	$4,904,245	$4,843,720	28.6%	43.4%	64.9%

Cost of content revenue consists primarily of royalties paid to publishers, as well as the amortization of publisher royalty advances and equity securities issued in connection with Random House Audible.

Cost of content and services revenue as a percentage of content and services revenue has declined during these periods. This decline is due to lower charges related to our May 2000 Random House Audible agreement and a reduction in charges related to net realizable value of advances and guarantees, partially offset by higher royalties as a function of the growth in content and services revenue.  We have transitioned from a period where we often paid royalty advances or made guarantees to content providers which were not fully recoverable to a period where most of our content agreements with publishers do not require upfront advances or guarantees.

Cost of Hardware Revenue:

The following is our cost of hardware revenue for the last three years:

Year Ended December 31,			As a Percentage of Hardware Revenue

2003	2002	2001	2003	2002	2001

$2,085,254	$2,717,542	$2,858,495	313.3%	291.6%	221.0%

Cost of hardware revenue in 2002 and 2003 consists of the cost of Otis digital audio players that are given away or sold to customers. In 2001, the cost of hardware revenue consisted of the cost of other digital audio players that were sold to customers.

The reduction of cost of hardware revenue was due primarily to the decline in the per unit cost of the digital audio players over the three-year period.  The cost of hardware revenue as a percentage of hardware revenue has increased as a result of reduced hardware revenue over the three-year period related to our multiple-element arrangements where the devices are given away for free with a one-year AudibleListener membership commitment.

Operations:

The following is our operations expense for the last three years:

Year Ended December 31,			As a Percentage of Content and Services Revenue

2003	2002	2001	2003	2002	2001

$3,843,311	$3,742,713	$4,528,783	20.7%	33.2%	60.7%

Operations expense consists of payroll and related expenses for content acquisition, editorial, audio conversion and customer service, as well as credit card fees.

The reduction in these costs as a percentage of content and services revenue from 2001 to 2002 was due primarily to an across the board reduction in personnel that occurred in July 2001, partially offset by an increase in credit card processing fees, which are based upon the revenue that we bill to customers.  From 2002 to 2003, the absolute level of costs have increased due to increasing personnel in customer service and higher credit card fees.  These increases are related to customer growth and revenue growth, respectively.

Technology and Development:

The following is our technology and development expense for the last three years:

Year Ended December 31,			As a Percentage of Content and Services Revenue

2003	2002	2001	2003	2002	2001

$4,784,648	$4,997,860	$6,353,932	25.7%	44.3%	85.2%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The decline in these expenses from 2001 to 2002 was due primarily to a reduction in personnel that occurred in July 2001.  From 2002 to 2003, higher website expenses due to increased bandwidth charges were offset by a decline in depreciation expense as a result of certain equipment becoming fully depreciated. As our customer base grows and the number of titles downloaded increases, we need to continually expand the bandwidth in order for our customers to be able to download their content.

Marketing:

The following is our marketing expense for the last three years:

Year Ended December 31,			As a Percentage of Content and Services Revenue

2003	2002	2001	2003	2002	2001

$4,494,702	$11,107,981	$14,210,142	24.2%	98.4%	190.4%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners.

Marketing expenses in 2002 were lower than 2001 due to a reduction in personnel, lower spending on web advertising, the absence of web advertising barter transactions, lower amortization of warrant charges (due to a decline in our stock price) in connection with a services agreement and lower expenses recognized in connection with our Co-Branding, Marketing and Distribution agreement with Amazon.com.

Marketing expenses in 2003 were lower than 2002 due to lower web advertising, a $5.9 million reduction in amortization related to the expiration of our amended agreement with Amazon.com and lower amortization of warrant charges in connection with the expiration of a services agreement.

General and Administrative:

The following is our general and administrative expense for the last three years:

Year Ended December 31,			As a Percentage of Content and Services Revenue

2003	2002	2001	2003	2002	2001

$2,633,031	$2,485,434	$3,837,677	14.2%	22.0%	51.4%

General and administrative expenses consist primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The reduction in expense from 2001 to 2002 was due to a reduction in personnel that occurred in July 2001.  The increase in expense from 2002 to 2003 was due to higher compensation expense and the forgiveness of debt in the 2002 period in connection with promissory notes issued for shares of common stock to stockholders who are current employees, partially offset by lower stock exchange listing fees and investor relation expenses, and lower depreciation charges on leasehold improvements due to certain leasehold improvements becoming fully depreciated.

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

Content and Services:

Consumer  content  revenue consists of content sales made from our website and content sold through our agreement with the Apple iTunes Music Store. Revenue  from  the sale of individual content titles is recognized in the period when  the  content  is  purchased. Revenue  from  the sale of content subscriptions is recognized pro rata over the term  of  the  subscription  period.   Revenue from the sale of monthly AudibleListener memberships is recognized ratably over the AudibleListener's monthly membership period.  This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred and recognized as content revenue in the following month. At the end of each reporting period, approximately 50% of the AudibleListener membership fees received during the last calendar month in the period is deferred as Deferred Revenue. Revenue  from  the  sale  of  UltimateListener,  our  prepaid discounted content package  and  gift  programs  are  recognized the earlier of when the content is downloaded or expiration.

Part of our marketing strategy to acquire new AudibleListeners includes retail promotions in which we pay retailers to offer discounts to consumers on their purchase of digital audio players made by others if they become AudibleListener members.  These discounts are recorded as a reduction in revenue in the period the discount is given in accordance with EITF No. 01-9.  As a result of this GAAP accounting treatment, these discounts, which we consider marketing, are not included in Marketing expense, but instead, recorded as a reduction in revenue.  Customer refunds, although not material, are also recorded as a reduction in revenue in the period the refund is paid.

Corporate  service  revenue  consists of library sales and audio production services.  Where applicable, corporate service revenue is recognized as services are  performed  after  the agreement has been finalized, the price is fixed, and collectibility is assured. Collectibility is based on past transaction history and credit-worthiness of the customer. Under multiple element corporate service arrangements, the fair value of different elements cannot usually be determined since we do not sell the items separately, therefore revenue is recognized on a straight-line basis over the term of the  agreement.

Bulk content revenue in 2001 consisted of sales of negotiated numbers of downloadable rights of selected content material to entities for their distribution. Bulk content sales potentially allow for additional exposure of our products through distribution channels not normally available to us. Bulk content revenue is recognized after the agreement has been finalized, the price is fixed, collectibility is assured and the content is delivered via either CD-ROM or electronic transfer and accepted without further obligation on our part. Collectibility is based on past transaction history and credit worthiness of the customer.

In 2001 the majority of our bulk content revenue was the result of barter transactions in which we exchanged bulk content for advertising. Revenue from barter transactions is recognized based on the fair value of the consideration surrendered or received, whichever is more readily determinable. Advertising received under barter arrangements is recognized in the period the advertising is broadcasted. There were no bulk content revenue transactions or barter transactions in 2002 or 2003.

Hardware:

Hardware revenue consists of sales of AudibleReady digital audio players sold primarily at a discount or given away when a customer signs up for a one year commitment to our AudibleListener Membership. For multiple-element arrangements in which a customer signs up for a one year membership and receives an audio player for free, revenue is recognized using the relative fair value method under Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", whereby each separate unit of accounting is recognized as revenue at its relative fair value. Where the delivered item (hardware) is limited to the non-contingent amount.  Since all the consideration paid by the customer is contingent upon delivery of the content, no amount is recorded as hardware revenue under these multiple-element arrangements. The free hardware device reflects the subsidy that we incur to acquire a customer with a one year commitment to AudibleListener. For players sold separately, hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling. Cost of hardware revenue, regardless of whether the player is bundled with a membership or sold separately, is recognized upon shipment.  We plan to continue the program of offering a free device when a customer signs up for a one year commitment to our AudibleListener Membership, so hardware revenue is not expected to increase in the future.

Other:

Other revenue from a license granted for certain technology rights to a device manufacturer is recognized on a straight-line basis over the term of the agreement Other revenue in 2002 from our profit participation from hard copy sales of products in connection with our agreement with Random House was recognized upon receipt of the final sales data from Random House. Other revenue recognized in 2001 was in connection with our agreement with Microsoft, granting Microsoft the right to distribute software platforms enabling users to access and use Audible content which ended in April 2001. We recognized this revenue on a straight-line basis beginning in the quarter ended September 30, 1999 through the term of the agreement which ended in April 2001. We do not expect other revenue to be a significant source of revenue in the future.

Royalty Expense:  Royalty expense is a component of Cost of Content and Services Revenue, and includes amortization of guaranteed royalty obligations to various content providers, earned royalties on sales of content, and net realizable value adjustments to royalty advances. Many of our early content provider agreements contained a requirement to pay guaranteed amounts to the provider. Anticipating that sales from these agreements would not be sufficient to offset the amount of the guarantees, we adopted a policy of amortizing royalty guarantees straight-line over the term of the royalty agreement, or expensing the royalty guarantees as earned, whichever was sooner. In addition, each quarter we review and compare any remaining unamortized guarantee balance with current and projected sales by provider to determine if any additional net realizable value adjustments are required. Royalty expense for sales of content where the provider royalty agreement has no guarantee advance is calculated by multiplying the net sales generated by that provider by the percentage indicated in the royalty agreement.

Warrants issued to non employees in exchange for goods and services:  We occasionally issue warrants to purchase shares of common stock to non employees as part of their compensation for providing goods and services. We account for these warrants in accordance with the Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The exercise price of the warrants is determined by the closing price of Audible's common stock on the day of the agreement. Fair value of the warrant issued is estimated using the Black-Scholes model with the best available assumptions concerning risk free interest rate, life of the warrant, dividend yield and expected volatility. The fair value of the warrant is expensed on a straight-line basis over the term of the agreement and is recorded within the operating expense line item that best represents the nature of the goods and services provided. Depending on the terms of the warrant, the Company applies variable plan or fixed plan accounting in accordance with EITF No. 96-18.

 Employee Stock-Based Compensation arrangements:  Our 1999 Stock Incentive Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other   stock based awards to employees. For options granted to new Audible employees as part of their compensation package, the exercise price is determined by the closing price of Audible's stock on the day immediately preceding the employee's start date. For additional option grants made to existing employees, the exercise price is determined by the closing price on the day immediately preceding the grant date. The majority of the options granted vest over a fifty month period and expire ten years from the date of the grant. We apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation – an Interpretation of APB Opinion No. 25," in accounting for our stock-based compensation, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148. For options granted at an exercise price lower than the fair market value of the stock on the grant date, the intrinsic value is recorded as deferred compensation with a credit to additional paid-in capital and is expensed on a straight-line basis over the vesting term. If we had adopted the fair value-based method of accounting for stock-based compensation pursuant to SFAS No. 123, as amended by SFAS No. 148, compensation expense would increase.

Factors Affecting Operating Results

We have only a limited operating history with which to evaluate our business and prospects. Our limited operating history and emerging nature of the market for Internet-delivered audio content makes predicting our future operating results difficult. In addition, our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development in new and rapidly evolving markets, specifically the rapidly evolving market for delivery of audio content over the Internet. These risks include our ability to:

•	acquire and retain customers;
•	control customer acquisition costs
•	minimize customer cancellation rates
•	build awareness and acceptance of audible.com, the AudibleReady format and AudibleReady devices;
•	extend existing and acquire new content provider relationships;
•	manage growth to stay competitive and fulfill customer demand; and
•	generate cash from operations and/or raise capital.

If we fail to manage these risks successfully, it would materially adversely affect our financial performance.

As of December 31, 2003, we had not entered into any derivative financial instruments, other financial instruments or derivative commodity investments that expose us to material market risk.  We currently do not and do not plan to engage in derivative instruments or hedging activities.

We have incurred significant losses since inception, and as of December 31, 2003, we had an accumulated deficit of approximately $118,235,000.  We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in marketing, content acquisition and operations.

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

Our limited operating history and the emerging nature of our market make prediction of future revenue difficult.  We have no assurance that we will be able to predict our future revenue accurately.  Because we have a number of fixed expenses, we may be unable to adjust our spending in a timely manner to compensate for unexpected revenue shortfalls.  Accordingly, any significant shortfall in relation to our expectations could cause significant declines in our operating results.  We believe that our quarterly revenue, expenses and operating results could vary significantly in the future, and that period-to- period comparisons should not be relied upon as indications of future performance.  Due to the foregoing factors, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts and investors, which could have a material adverse effect on the trading price of our common stock.

Liquidity and Capital Resources

Sources of Cash Through the Issuance of Equity Instruments

From inception through the date prior to our initial public offering (IPO), we financed our operations through private sales of our redeemable convertible preferred stock and warrants.  Net proceeds from the sales of redeemable convertible preferred stock and warrants prior to our IPO were $28,719,000 since inception.

 In July 1999, we completed an initial public offering of 4,600,000 shares of common stock at $9.00 per share. Total proceeds were $36,856,000, net of underwriting discounts and commissions of $2,898,000 and offering costs of $1,641,000. Concurrent with the offering, all shares of our redeemable convertible preferred stock were converted into 13,400,985 shares of common stock.

 In February 2001, Microsoft purchased 2,666,666 shares of our Series A  Redeemable Convertible Preferred stock for $10,000,000 at a per share price of  $3.75. Each share of preferred stock was convertible into four shares of  common stock, (equivalent to a price of $.9375 per share), subject to  adjustment under certain conditions. The Series A Redeemable Convertible  Preferred stock was convertible at the option of the holder at any time prior  to the fifth anniversary of the original issue date. Dividends were payable  semi-annually at a annual rate of 12% either in additional preferred shares or  in cash at our option. On the fifth anniversary of the original issue date,  we were required to redeem all remaining outstanding shares at a per share  price of $3.75 plus all accrued and unpaid dividends.

In  August 2003, Apax purchased from Microsoft the 3,473,967 outstanding shares of Audible Series A stock and agreed to certain amendments to the security.  As amended, the Series A is no longer mandatorily  redeemable, is convertible  at any time by the holders into shares of common stock, and dividends accrue and compound semi-annually for a period of four years at the rate of 12% per annum. In the event of the conversion of the Series A stock, all accrued but unpaid preferred dividends  will be converted into shares of common Stock. In liquidation, the Audible Series A stock ranks pari passu with our Series B stock.

On February 6, 2004, Apax converted all of its Series A stock and accrued dividends into common Stock.  The Series A conversion was the result of a negotiated agreement where we issued 3,500,000 common shares and 1,000,000 warrants to purchase common stock to Apax.  Of the shares issued, 1,169,590 were issued in payment of cumulative accrued dividends at the date of conversion, and 2,330,410 shares and 1,000,000 warrants were issued as an inducement to Apax to convert its Series A shares.  The warrants are exercisable at $7.00 and expire on February 5, 2011.  The  fair  value  of  the 2,330,410 shares of common stock and the 1,000,000 warrants of approximately $9,873,000 was determined in accordance with EITF  Issue  No.  96-18  and  will be expensed in the first quarter of 2004.

In February 2002, Special Situations Funds purchased 4,069,768 shares of  common stock for $3,500,000 at a per share price of $0.86.  We received proceeds net of direct costs, of $3,159,000. In connection with this transaction, we  issued  warrants to purchase an additional 1,220,930 shares of common stock. The  warrants are exercisable at a price of $1.15 per share anytime prior to the fifth anniversary of the issue date. As a result of the issuance of the Series C stock at a conversion price of $0.54 in accordance with the original anti-dilution provisions, the exercise price of the Special Situation Funds warrants was adjusted down to $1.01 per share. We had the right to demand the warrantholder exercise its rights in the event that the closing bid price of a share of the our common stock exceeds $2.30 for twenty consecutive trading sessions.

 On November 26, 2003, as a result of the price of our common stock exceeding $2.30 for twenty consecutive trading sessions, we called these warrants. Special Situations Fund exercised all 1,220,930 outstanding warrants and on December 2, 2003 paid us $1,233,139 for the issuance of 1,220,930 shares of common stock.

In  August 2003, Apax purchased 740,741 shares, Bertelsmann Multimedia,  Inc.  purchased  185,185 shares and Random House Ventures, LLC purchased  185,185 shares of our Series C stock at a per share price of $5.40.  Proceeds  received  by  us, net of direct costs, were  $5,859,772.  Each share of Series C stock is convertible into 10 shares of common Stock. The Series C stock is entitled to receive dividends that accrue and compound semi-annually at the  rate  of 6% per annum for four years from the date of issuance. In the event  of  the  conversion  of  the  Series C stock, all accrued but unpaid preferred  dividends  will  be  converted  into  shares of common Stock. In liquidation, the Series C stock ranks pari passu with our Series A stock and Series B stock. At the time of issuance, the conversion price  of the Series C stock was $0.13 per share lower than the fair market value of the Company's  common  stock.  Since  the  Series  C  stock is convertible at any time at option of the holder, the entire $1,444,444 in preferred stock discount was  recognized  as  a  dividend at the time of issuance, and is reflected  in  the  2003 net  loss  applicable  to  common stockholders, with the  credit  to  additional  paid-in  capital.

The Series C stock automatically converted to common stock on December 23, 2003.  The automatic conversion was triggered in accordance with the original terms based on the average price and average trading volume of our common stock over a 60 day period.  At conversion date, all accrued dividends were due to be  paid in common stock.  Upon conversion, 264,835 shares of common stock were issued to satisfy accrued dividends.  The common stock issued was valued at $3.29 per share, the closing price of the common stock on the conversion date.

At December 31, 2003, our principal source of liquidity was approximately $9,075,000 in cash and cash equivalents.

Cash Requirements

At December 31, 2003, our principal cash commitments consisted of operating lease commitments and contractual commitments with content providers.

The following table shows future cash payments due under our commitments and obligations as of December 31, 2003

Year	Operating Leases	(1) Payments due Content Providers	Total

2004	$330,122	$408,000	$738,122
2005	$352,889	--	352,889
2006	$375,656	--	375,656
2007	$398,423	--	398,423
2008	$398,423	--	398,423

Total	$1,855,513	$408,000	$2,263,513

(1):  Reflected in current liabilities on the December 31, 2003 Balance Sheet.

Sources and Uses of Cash

Net cash used in operating activities was approximately $17,500,000 for 2001, $7,853,000 for 2002, and $1,144,000 for 2003. Net cash used in 2001 was primarily attributable to our net loss, offset in part by services rendered for common stock and warrants, and depreciation and amortization. Net cash used in operating activities in 2002 was primarily attributable to our net loss, offset in part by services rendered for common stock and warrants, depreciation and amortization, and a decrease in accrued expenses. Net cash used in operating activities in 2003 was primarily attributable to our net loss, offset in part by services rendered for common stock and warrants, depreciation and amortization, and an increase in accrued expenses.

Net cash provided by investing activities was approximately $965,000 in 2001, primarily related to $1,958,000 in net redemptions of short-term investments offset in part by $997,000 of purchases of property and equipment. Net cash used in investing activities in was approximately $150,000 and $138,000 in 2002 and 2003, respectively, related to purchases of property and equipment.  Net cash provided by financing activities was approximately $10,013,000 in 2001, $3,197,000 in 2002, and $7,534,000 in 2003. Net cash provided by financing activities during 2001 resulted primarily from the issuance of our Series A redeemable convertible preferred stock and repayment of notes due from stockholders, offset in part by capital lease payments. Net cash provided by financing activities in 2002 resulted primarily from the sale of common stock. Net cash provided by financing activities in 2003 resulted primarily from the issuance of our Series C convertible preferred stock, exercise of warrants, and the exercise of employee stock options.

As of December 31, 2003, we had available net operating loss carryforwards totaling approximately $108,980,000, which expire beginning in 2010. The Tax Reform Act of 1986 imposes limitations on our use of net operating loss carryforwards because certain stock ownership changes have occurred.

As a result of selling certain of our New Jersey state income tax loss benefits for cash, we realized $328,898, $313,580, and $250,408, respectively, in state income tax benefit during the years ended December 31, 2001, 2002 and 2003, respectively. There is no assurance that this program will be available to us in the future.

Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance as of December 31, 2003 will enable us to meet our anticipated cash requirements for operations and capital expenditures for at least the next twenty-four months. Beyond that, we may need additional cash to fund the business and finance our continued growth. No assurance can be given that such additional financing, when needed, will be available on terms favorable to the Company or the stockholders, if at all.

New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, "Elements of Financial Statements," as well as other revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, for all other instruments, at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on July 1, 2003, which did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 clarifies arrangements with multiple deliverables by offering guidance in determining (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. EITF No. 00-21 is effective for financial instruments entered into or modified after June 15, 2003. We adopted EITF No. 00-21 on July 1, 2003, which did not have a material impact on our financial position or results of operations.

RISK FACTORS

We have a limited operating history with which you can evaluate our business and our future prospects.

Our limited operating history and limited number of customers makes predicting our future operating results difficult. From the time we were incorporated in November 1995 until September 1997, we generated no revenue while we developed our secure delivery system and a prototype audio playback device, created our audible.com Web site and established relationships with providers of audio content. Although we began earning limited revenue in October 1997, we have continued to focus our resources on refining and enhancing our Web site and our playback and management software and in expanding our content selections and developing relationships with manufacturers of digital audio players. We have limited history of selling content and content subscription services to users of portable electronic devices manufactured by other parties. We expect to spend resources on growing our customer base and expanding our service and promoting our brand name. These activities will continue to result in losses until such time as we are able to generate sufficient revenue to support its operations.

We have limited revenue, we have a history of losses, we may not be profitable in the future, and we may need additional financing, which may not be available to us.

Our limited revenue and history of losses makes it uncertain when we will become profitable. Our failure to achieve profitability within the time frame expected by investors may adversely affect our business and the market price of our common stock. We had total revenue of approximately $9,071,000, $12,370,000, and $19,324,000 in 2001, 2002 and 2003, respectively. This limited revenue makes it difficult to predict our future quarterly results and our revenue and operating results can vary significantly quarter to quarter. Our revenue is dependent on the availability and sales of AudibleReady players by third-party manufacturers. We had content and services revenue of approximately $7,462,000, $11,288,000, and $18,594,000 in 2001, 2002 and 2003, respectively. Bulk content sales of $1,435,000 were recognized in 2001 and of this amount $1,285,000 related to barter arrangements; there is no assurance that we will be able to sell bulk content in the future. We had operating expenses of approximately $36,633,000, $29,956,000, and $23,160,000 in 2001, 2002 and 2003, respectively. Because most of our expenses, such as employee compensation and rent, are relatively fixed in the short term, we may be unable to significantly adjust our spending to compensate for unexpected revenue shortfalls. Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance as of December 31, 2003 will enable us to meet our anticipated cash requirements for operations and capital expenditures for at least the next twenty-four months. However, there can be no assurance that additional financing will be available to us when needed, if at all. This would likely affect the market price of our common stock in a manner which, may be unrelated to our long-term operating performance. As of December 31, 2003, we have incurred net operating losses of approximately $118,235,000 since inception.

Our common stock has been relatively thinly traded and we cannot predict the extent to which a trading market will develop, which may adversely affect our share price.

Our common stock trades on the Over-the-Counter Bulletin Board. Our common stock is thinly traded compared to larger more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for the common stock will develop or be sustained in the future.

We must retain a significant portion of our AudibleListener customers, or our revenue will be affected adversely.

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

The market for our service is uncertain and consumers may not be willing to use the Internet to purchase spoken audio content, which could harm our business.

There can be no assurance that our current business strategy will enable us to achieve profitable operations. Downloading of audio content from the Internet is a relatively new method of distribution and its growth and market acceptance is highly uncertain. Our success will depend in large part on more widespread consumer willingness to purchase and download spoken audio content over the Internet. Purchasing this content over the internet involves changing purchasing habits, and if consumers are not willing to purchase and download this content over the Internet, our revenue will be limited and our business will be materially adversely affected. We believe that acceptance of this method of distribution may be subject to network capacity constraints, hardware limitations, company computer security policies, the ability to change user habits and the quality of the audio content delivered. Our revenue from services is dependent upon corporate clients deciding to purchase our audio download service for staff training and development as well as wireless carriers wanting to deliver a spoken audio solution to their customers.

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

If manufacturers of electronic devices do not manufacture, make available or sell a sufficient number of players promoted as AudibleReady, or if these players do not achieve sufficient market acceptance, we will not be able to grow revenue and our business will be materially adversely affected. Manufacturers of electronic devices have experienced delays in their delivery schedule of their digital players due to parts shortages and other factors. Although the content we sell can be played on personal computers, we believe that a key to our future success is the ability to playback this content on hand-held electronic devices that have digital audio capabilities. In addition to selling our own Otis digital audio player, we depend in large measure on manufacturers, such as Apple Corp., PalmOne, and Creative Labs to develop and sell their own products and promote them as AudibleReady.

We must establish, maintain and strengthen our brand names, trademarks and service marks in order to acquire customers and generate revenue, or our business will be harmed.

If we fail to promote and maintain our brand names, our business, operating results and financial condition could be materially adversely affected. We believe that building awareness of the "Audible," "Audible.com","AudibleListener", and "AudibleReady" brand names is critical to achieving widespread acceptance of our service by customers, content providers, device manufacturers and marketing and distribution companies with which we have business relationships. To promote our brands, we will need to increase our marketing expenditures. We have applied for registration in the United States of several of our trademark and service marks, including but not limited to "Audible Entertainment Network", "AudibleOriginals", "AudibleComedy", "AudibleErotica" and "Who You Gonna Listen To". We cannot assure you that these trademarks and service marks will be granted.

Increasing availability of digital audio technologies may increase competition and reduce our gross margins, market share and profitability.

If we do not continue to enhance our service and adapt to new technology, we will not be able to compete with new and existing distributors of spoken audio. As a result, we may lose market share and our business would be materially adversely affected. The market for the Audible service is rapidly evolving and intensely competitive. We expect competition to intensify as advances in and standardization of digital audio distribution, download, security, management and playback technologies reduce the cost of starting a digital audio delivery system or a service that gathers audio content. To remain competitive, we must continue to either license or internally develop technology that will enhance the features of the Audible service, our software that manages the downloading and playback of audio content, our ability to compress audio files for downloading and storage, and our security and playback technologies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our financial performance.

Our industry is highly competitive and we cannot assure you that we will be able to compete effectively, which would harm our business.

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

We could be liable for substantial damages if there is unauthorized duplication of the content we sell, which would adversely affect our business.

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

We do not have a comprehensive disaster recovery plan and we have limited back-up systems, and a disaster could severely damage our operations and could result in loss of customers.

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

Problems associated with the Internet could discourage use of Internet-based services like ours and adversely affect our business.

If the Internet fails to develop or develops more slowly than we expect as a commercial medium, our business may also grow more slowly than we anticipate, if at all. Our success will depend in large part on increasing use of the Internet. There are critical issues concerning the commercial use of the Internet which we expect to affect the development of the market for the Audible service, including:

•	the secure transmission of customer credit card numbers and other confidential information,

•	the reliability and availability of Internet service providers;

•	the cost of access to the Internet;

•	the availability of sufficient network capacity; and

•	the ability to download audio content through computer security measures employed by businesses.

The loss of key employees could jeopardize our growth prospects.

The loss of the services of any of our executive officers or other key employees could materially adversely affect our business. Our future success depends on the continued service and performance of our senior management and other key personnel, particularly Donald R. Katz, our Chairman and CEO. We do maintain a $2.5 million key-man life insurance policy on Mr. Katz. We do not have employment agreements with any of our executive officers or other key employees.

Our inability to hire new employees may hurt our growth prospects.

The failure to hire new personnel could damage our ability to grow and expand our business. Our future success depends on our ability to attract, hire and retain highly skilled technical, managerial, editorial, marketing and customer service personnel, and competition for these individuals is intense.

We may not be able to protect our intellectual property, which could jeopardize our competitive position.

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

Other companies may claim that we infringe their copyrights or patents, which could subject us to substantial damages.

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

We could be sued for content that we distribute over the Internet, which could subject us to substantial damages.

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

Future government regulations may increase our cost of doing business on the Internet, which could adversely affect our cost structure.

Laws and regulations applicable to the Internet covering issues such as user privacy, pricing and copyrights are becoming more prevalent. The adoption or modification of laws or regulations relating to the Internet could force us to modify the Audible service in ways that could adversely affect our business.

We may become subject to sales and other taxes for direct sales over the Internet, which could affect our revenue growth.

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

Our charter and by-laws could discourage an acquisition of our company that would benefit our stockholders.

•
our board of directors, without stockholder approval, may issue Preferred stock on terms that they determine. This preferred stock could be issued quickly with terms that delay or prevent the change in control of our company or make removal of management more difficult. Also, the issuance of preferred stock may cause the market price of our common stock to decrease;

•	our board of directors is "staggered" so that only a portion of its members are elected each year;

•	only our board of directors, our chairman of the board, our president or stockholders holding a majority of our stock can call special stockholder meetings; and

•	special procedures must be followed in order for stockholders to present proposals at stockholder meetings.

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

Not applicable.

Item 8.    Financial Statements and Supplementary Data.

The information required by Item 8 of Part II is incorporated herein by reference to the financial statements filed with this report; see Item 15 of Part IV.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Our management, under the supervision of Donald Katz, our Chief Executive Officer, and Andrew Kaplan, our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls as of the end of the period covered by this report. Based on that evaluation, Messers. Katz and Kaplan concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal control as of the end of the period covered by this report that could significantly affect internal controls subsequent to this evaluation.

PART III

Item 10.  Directors and Executive Officers of the Company.

The information required by Item 10 is hereby incorporated by reference from the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is hereby incorporated by reference from the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 13 is hereby incorporated by reference from the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 14.   Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Proxy Statement for our 2004 Annual Meeting of Stockholders

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents filed as part of the report:		Page Number

(1)	Financial Statements

	Independent Auditors' Report	F-1
	Balance Sheets at December 31, 2002 and 2003	F-2

Statements of Operations for the years ended
	December 31, 2001, 2002 and 2003	F-3

	Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2001, 2002 and 2003	F-4

	Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003	F-5

	Notes to Financial Statements	F-6

(2)	Financial Statement Schedules

All Financial Statement Schedules have been omitted because they are either in the accompanying footnotes to the financial statements or are not applicable

(3)	Exhibits
The following exhibits are filed or incorporated by reference, as stated below:

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Audible
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Audible
3.2*	Amended and Restated Bylaws of Audible
3.3	Certificate of Retirement dated March 12, 2004
10.1+*	License Agreement dated November 4, 1998, by and between Microsoft Corporation and Audible
10.2+*	Digital Rights Management Agreement dated November 4, 1998, between Microsoft Corporation and Audible
10.3+*	Development Agreement dated November 12, 1998, by and between RealNetworks, Inc. and Audible
10.4*	RealMedia Architecture Partner Program Internet Agreement dated November 12, 1998, between RealNetworks, Inc. and Audible
10.15*	1999 Stock Incentive Plan
10.19*	Office Lease dated June 20, 1997, by and between Audible, as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in-common, as landlord
10.20*	Sublease Agreement dated July 19, 1996, by and between Audible, as sublessee, and Painewebber Incorporated, as sublessor
10.26*	Employment Offer Letter from Audible to Andrew Kaplan dated May 25, 1999

10.28**	Warrant Agreement to purchase 10,000 Shares of common stock at a price of $7.65 per share, dated October 8, 1999, issued by Audible to National Public Radio, Inc.
10.29*	Common stock Purchase Warrant, W-1, issued June 17, 1999, to Robin Williams
10.30*	Common stock Purchase Warrant, W-2, issued June 17, 1999, to Robin Williams
10.30.1#	Amendment No. 1 to common stock Purchase Warrant, W-2, issued January 25, 2001, to Robin Williams (relating to Exhibit 10.30)
10.32++#	Co-Branding, Marketing and Distribution Agreement dated January 30, 2000 by and between Audible and Amazon.com Commerce Services, Inc.
10.34++	Amendment No. 1 to Co-Branding, Marketing and Distribution Agreement dated as of January 24, 2001 by and between Amazon.com Commerce Services, Inc. and Audible (relating to Exhibit 10.32)

39

10.36***
Registration Rights Agreement dated January 25, 2002 by and between Audible, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.

10.38>	Series C Convertible Preferred Stock Purchase Agreement by and between Audible Inc. and the investor parties thereto dated as of August 1, 2003.
10.39>	Series A Investor Rights Agreement.
10.40	Series A Settlement Agreement by and between Audible Inc. and investor parties thereto dated February 6, 2004.
10.41	Form of common stock warrant issued by Audible Inc. to investor parties in connection with the Series A Settlement Agreement dated February 6, 2004.
23.1	Consent of KPMG LLP, Independent Auditors
31.1	Annual Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Annual Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Annual Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Annual Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-76985

**	Incorporated by reference from the Company's 10-K/A for the period ended December 31, 1999

***	Incorporated by reference from the Company's 10-K for the fiscal year ended December 31, 2001

#	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended June 30, 2001.

>	Incorporated by reference from the Company's Form 8-K filed on August 5, 2003.

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

(b)   Reports on Form 8-K

Form 8-K, dated November 12, 2003 reporting the Company's financial results for the quarter ended September 30, 2003.

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

Date: March 24, 2004

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

Name	Title	Date

/s/ Donald R. Katz		March 24, 2004

Donald R. Katz	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Andrew P. Kaplan		March 24, 2004

Andrew P. Kaplan	Chief Financial Officer, Executive Vice President, Finance and Administration, Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Winthrop Knowlton		March 24, 2004

Winthrop Knowlton	Director

/s/ Richard Sarnoff		March 24, 2004

Richard Sarnoff	Director

March ___, 2004

Gary L. Ginsberg	Director

/s/ Johannes Mohn		March 24, 2004

Johannes Mohn	Director

/s/ Alan Patricof		March 24, 2004

Alan Patricof	Director

/s/ Oren Zeev		March 24, 2004

Oren Zeev	Director

Independent Auditors' Report

Board of Directors and Stockholders
Audible, Inc.:

We have audited the accompanying balance sheets of Audible, Inc. as of December 31, 2002 and 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Audible, Inc. as of December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Short Hills, New Jersey
March 19, 2004

AUDIBLE, INC.

Balance Sheets
	December 31,

Assets	2002	2003

Current assets:
Cash and cash equivalents	$2,822,080	$9,074,987
Accounts receivable, net of allowance for doubtful accounts of $9,500 and $14,200 at December 31, 2002 and 2003, respectively	189,263	245,641
Royalty advances	58,425	72,338
Prepaid expenses	736,823	596,720
Inventory.	77,262	99,936

Total current assets	3,883,853	10,089,622
Property and equipment, net	633,400	272,851
Other assets	90,805	418,524

Total assets	$4,608,058	$10,780,997

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable.	$1,077,509	$526,359
Accrued expenses..	2,952,314	2,448,630
Royalty obligations-current.	598,500	408,000
Accrued compensation	279,579	361,230
Deferred revenue and advances-current	476,053	873,520
Accrued dividends on redeemable convertible preferred stock	125,257	--

Total current liabilities.	5,509,212	4,617,739

Deferred cash compensation..	90,550	58,750
Royalty obligations-noncurrent	25,000	--
Advances-noncurrent.	19,449	--

Redeemable convertible preferred stock:
Series A, par value $0.01, Authorized 4,500,000 shares at December 31, 2002 and 2003, 3,277,327 and no shares issued and outstanding as of December 31, 2002 and 2003, respectively	12,289,976	-

Stockholders' (deficit) equity:
Convertible Series A preferred stock, par value $0.01, Authorized 4,500,000 shares at December 31, 2002 and 2003; none and 3,473,967 shares issued and outstanding as of December 31, 2002 and 2003, respectively	--	13,027,375
Convertible Series B preferred stock, par value $0.01, Authorized 1,250,000 shares at December 31, 2002 and 2003; 1,250,000 shares issued and outstanding as of December 31, 2002 and 2003	1,137,500	1,137,500
Common stock, par value $.01. Authorized 75,000,000 and 120,000,000 shares at December 31, 2002 and 2003, respectively; 31,687,169 and 45,046,866 shares issued at December 31, 2002 and 2003, respectively	316,872	450,469
Additional paid-in capital..	98,032,966	110,207,527
Deferred compensation	.(174,488)	(239,425)
Deferred services	(416,667)	--
Notes due from stockholders for common stock	.. (289,545)	(58,750)
Treasury stock at cost: 689,225 shares of common stock at December 31, 2002 and 2003	(184,740)	(184,740)
Accumulated deficit	(111,748,027)	(118,235,448)

Total stockholders' (deficit) equity	(13,326,129)	6,104,508

Commitments and contingencies
Total liabilities and stockholders' (deficit) equity	$4,608,058	$10,780,997

See accompanying notes to financial statements.

AUDIBLE, INC.
Statements of Operations

	Year ended December 31,

	2001	2002	2003

Revenue, net:
Consumer content	$5,143,002	$10,939,871	$18,489,821
Services	883,921	347,816	104,569
Bulk content	1,435,048	--	--

Total content and services	7,461,971	11,287,687	18,594,390
Hardware	1,293,533	931,785	665,584
Other	315,909	150,067	64,504

Total revenue, net	9,071,413	12,369,539	19,324,478

Operating expenses:
Cost of content and services revenue	4,843,720	4,904,245	5,318,919
Cost of hardware revenue	2,858,495	2,717,542	2,085,254
Operations	4,528,783	3,742,713	3,843,311
Technology and development	6,353,932	4,997,860	4,784,648
Marketing	14,210,142	11,107,981	4,494,702
General and administrative	3,837,677	2,485,434	2,633,031

Total operating expenses	36,632,749	29,955,775	23,159,865

Loss from operations	(27,561,336)	(17,586,236)	(3,835,387)

Other income (expense):
Interest income	575,287	85,158	25,451
Interest expense	(9,722)	--	--

Total other income, net	565,565	85,158	25,451

Loss before state income tax benefit	(26,995,771)	(17,501,078)	(3,809,936)

State income tax benefit	326,898	313,580	250,408

Net loss	(26,668,873)	(17,187,498)	(3,559,528)

Accrued dividends on preferred stock	(1,049,516)	(1,365,720)	(5,656,894)
Preferred stock discount	--	--	(1,444,444)

Total dividends	(1,049,516)	(1,365,720)	(7,101,338)

Net loss applicable to common shareholders.	$(27,718,389)	$(18,553,218)	$(10,660,866)

Basic and diluted net loss per common share	$(1.03)	$(0.61)	$(0.34)

Weighted average common shares outstanding.	26,917,513	30,508,217	31,520,112

See accompanying notes to financial statements.

AUDIBLE, INC.
Statements of Stockholders' Equity (Deficit)

	Series A	Series B	Series C	Common Stock
	Preferred	Preferred	Preferred
	Stock	Stock	Stock	Shares	Par Value

Balance at December 31, 2000	$--	$--	$--	27,546,989	$275,470

Deferred compensation related to stock options issued below fair market value	--	--	--	--	--
Reversal of deferred compensation related to employee terminations	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	--
Amortization of deferred services	--	--	--	--	--
Amortization of warrants for services	--	--	--	--	--
Payments received on notes due from stockholders	--	--	--	--	--
Net loss	--	--	--	--	--
Accrued dividends on redeemable preferred stock.	--	--	--	--	--

Balance at December 31, 2001.	--	--	--	27,546,989	275,470

Sale of common stock.	--	--	--	4,069,768	40,698
Common stock issued in connection with a technology license	--	--	--	50,000	500
Amortization of deferred compensation	--	--	--	--	--
Amortization of deferred services	--	--	--	--	--
Amortization of warrants for services	--	--	--	--	--
Exercise of common stock options.	--	--	--	11,112	111
Series B Preferred stock issued in connection with Co-Publishing and Distribution agreement	--	1,137,500	--	--	--
Payments received on notes due from stockholders	--	--		--	----
Reclassification of common shares outstanding	--	--	--	9,300	93
Net loss	--	--	--	--	--
Accrued dividends on redeemable preferred stock.	--	--	--	--	--

Balance at December 31, 2002	--	1,137,500	--	31,687,169	316,872

Deferred compensation related to stock options issued below fair market value	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	--
Amortization of deferred services	--	--	--	--	--
Amortization of warrants for services	--	--	--	--	--
Exercise of common stock options	--	--	--	715,572	7,156
Exercise of common stock warrants	--	--	--	1,268,180	12,681
Series A Preferred stock reclassification due to removal of mandatory redemption feature	13,027,375	--	--	--	--
Sale of Series C Preferred stock	--	--	5,859,772	--	--
Conversion of Series C Preferred Stock and accrued dividends into common stock	--	--	(5,859,772)	11,375,945	113,760
Forgiveness of notes due from stockholders	--	--	--	--	--
Elimination of payments due to Amazon	--	--	--	--	--
Preferred stock issuance discount
Net loss.	--	--	--	--	--
Accrued dividends on preferred stock	--	--	--	--	--

Balance at December 31, 2003	$13,027,375	$1,137,500	$--	45,046,866	$450,469

AUDIBLE, INC.
Statements of Stockholders' Equity (Deficit)

	Additional
	paid-in	Deferred	Deferred
	capital	compensation	services

Balance at December 31, 2000	$92,196,174	$(1,034,024)	$(10,833,334)

Common stock repurchases	--	--	--
Deferred compensation related to stock options issued below fair market value	25,000	(25,000)	--
Reversal of deferred compensation related to employee terminations	(258,049)	258,049	--
Amortization of deferred compensation	--	333,375	--
Amortization of deferred services	--	--	5,416,667
Amortization of warrants for services	1,765,439	--	--
Payments received on notes due from Stockholders	--	--	--
Net loss	--	--	--
Accrued dividends on redeemable preferred stock.	--	--	--

Balance at December 31, 2001	93,728,564	(467,600)	(5,416,667)

Sale of common stock	3,118,552	--	--
Common stock issued in connection with a technology license	26,500	--	--
Amortization of deferred compensation.	--	293,112	--
Amortization of deferred services	--	--	5,547,500
Amortization of warrants for services.	1,153,998	--	--
Exercise of common stock options	5,445	--	--
Series B Preferred stock issued in connection with Co-Publishing and Distribution agreement	--	--	(547,500)
Payments received on notes due from stockholders	--	--	--
Reclassification of common shares outstanding	(93)	--	--
Net loss	--	--	--
Accrued dividends on redeemable preferred stock	--	--	--

Balance at December 31, 2002	98,032,966	(174,488)	(416,667)

Deferred compensation related to stock options issued below fair market value	238,680	(238,680)	--
Amortization of deferred compensation	--	173,743	--
Amortization of deferred services	--	--	416,667
Amortization of warrants for services	719,357	--	--
Exercise of common stock options	429,902	--	--
Exercise of common stock warrants	1,224,858	--	--
Series A Preferred stock reclassification due to removal of mandatory redemption feature	--	--	--
Sale of Series C Preferred stock.	--	--	--
Conversion of Series C Preferred Stock and accrued dividends into common stock	6,617,320	--	--
Forgiveness of notes due from stockholders	--	--	--
Elimination of payments due to Amazon	1,500,000	--
Preferred stock issuance discount	1,444,444	--	--
Net loss	--	--	--
Accrued dividends on preferred stock	--	--	--

Balance at December 31, 2003	$110,207,527	$(239,425)	$--

AUDIBLE, INC.
Statements of Stockholders' Equity (Deficit)

		Treasury stock
	Notes due from
	stockholders for common stock	Shares	Cost	Accumulated deficit	Total stockholders' equity (deficit)

Balance at December 31, 2000	$(391,703)	(536,505)	$(143,061)	$(65,476,420)	$14,593,102

Common stock repurchases.	31,162	(140,220)	(36,929)	--	(5,767)
Deferred compensation related to stock options issued below fair market value	--	--	--	--	--
Reversal of deferred compensation related to employee terminations	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	333,375
Amortization of deferred services	--	--	--	--	5,416,667
Amortization of warrants for services	--	--	--	--	1,765,439
Payments received on notes due from stockholders	66,085	--	--	--	66,085
Net loss	--	--	--	(26,668,873)	(26,668,873)
Accrued dividends on redeemable preferred stock.	--	--	--	(1,049,516)	(1,049,516)

Balance at December 31, 2001	(294,456)	(676,725)	(179,990)	(93,194,809)	(5,549,488)

Common stock repurchases	--	(12,500)	(4,750)	--	(4,750)
Sale of common stock	--	--	--	--	3,159,250
Common stock issued in connection with a technology license	--	--	--	--	27,000
Amortization of deferred compensation	--	--	--	--	293,112
Amortization of deferred services	--	--	--	--	5,547,500
Amortization of warrants for services	--	--	--	--	1,153,998
Exercise of common stock options	--	--	--	--	5,556
Series B Preferred stock issued in connection with Co-Publishing and Distribution agreement	--	--	--	--	590,000
Payments received on notes due from stockholders	4,911	--	--	--	4,911
Reclassification of common shares outstanding	--		--	--
Net loss	--	--	--	(17,187,498)	(17,187,498)
Accrued dividends on redeemable preferred stock	--	--	--	(1,365,720)	(1,365,720)

Balance at December 31, 2002	(289,545)	(689,225)	(184,740)	(111,748,027)	(13,326,129)

Deferred compensation related to stock options issued below fair market value	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	173,743
Amortization of deferred services	--	--	--	--	416,667
Amortization of warrants for services	--	--	--	--	719,357
Exercise of common stock options.	--	--	--	--	437,058
Exercise of common stock warrants.	--	--	--	--	1,237,539
Series A Preferred stock reclassification due to removal of mandatory redemption feature	--	--	--	--	13,027,375
Sales of Series C Preferred stock	--	--	--	--	5,859,772
Conversion of Series C Preferred Stock and accrued dividends into common stock	--	--	--	--	871,308
Forgiveness of notes due from stockholders	230,795	--	--	--	230,795
Elimination of payments due to Amazon	--	--	--	--	1,500,000
Preferred stock issuance discount	--	--	--	(1,444,444)	--
Net loss	--	--	--	(3,559,528)	(3,559,528)
Accrued dividends on preferred stock	--	--	--	(1,483,449)	(1,483,449)

Balance at December 31, 2003	$(58,750)	(689,225)	$(184,740)	(118,235,448)	$6,104,508

See accompanying notes to financial statements.

AUDIBLE, INC.
Statements of Cash Flows

	Year ended December 31,

	2001	2002	2003

Cash flows from operating activities:
Net loss	$(26,668,873)	$(17,187,498)	$(3,559,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,825,466	1,506,815	498,206
Services rendered for common stock and warrants	. 7,182,106	6,153,998	1,136,024
Services rendered for preferred stock.	--	547,500	--
Noncash compensation charge	333,375	293,112	173,743
Noncash forgiveness of notes due from stockholders for common stock	--	--	198,995
Noncash bonus in satisfaction of note receivable from stockholder	--	40,250	--
Deferred cash compensation	.(117,515)	(3,000)	--
Noncash barter revenue exchanged for prepaid advertising	. (213,788)	--	--

Changes in assets and liabilities:
Interest receivable on short-term investments	95,336	1,260	--
Accounts receivable, net	40,630	(36,141)	(56,378)
Royalty advances	790,714	(1,743)	(13,913)
Prepaid expenses	16,727	(76,891)	140,103
Inventory	(331,050)	371,958	(22,674)
Other assets	. 21,705	(75,000)	(327,719)
Accounts payable	(234,854)	(442,077)	(551,150)
Accrued expenses	(705)	1,907,174	996,317
Royalty obligations.	(329,250)	(321,950)	(215,500)
Accrued compensation	(51,886)	(430,569)	81,651
Deferred revenue and advances	142,117	(100,092)	378,019

Net cash used in operating activities	(17,499,745)	(7,852,894)	(1,143,804)

Cash flows from investing activities:
Purchases of property and equipment	(997,344)	(149,545)	(137,657)
Redemptions of short-term investments	1,957,733	--	--
Notes receivable repaid by stockholders	5,000	--	--

Net cash provided by (used in) investing activities	965,389	(149,545)	(137,657)

Cash flows from financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock	10,000,000	--	--
Proceeds from issuance of Series C convertible preferred stock, net	--	--	5,859,772
Proceeds from the sale of common stock, net	--	3,186,250	--
Payments received on notes due from stockholders for common stock	. 66,085	4,911	--
Proceeds from exercise of common stock options	--	5,556	437,057
Proceeds from exercise of common stock warrants	--	--	1,237,539
Payment of principal on obligations under capital leases	(47,187)	--	--
Cash payment for purchase of treasury stock	(5,767)	--	--

Net cash provided by financing activities	. 10,013,131	3,196,717	7,534,368

Increase (decrease) in cash and cash equivalents	(6,521,225)	(4,805,722)	6,252,907
Cash and cash equivalents at beginning of year	. 14,149,027	7,627,802	2,822,080

Cash and cash equivalents at end of year	$7,627,802	$2,822,080	$9,074,987

See note 17 for supplemental disclosure of cash flow information.

See accompanying notes to financial statements.

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

(1)    Description of Business and Business Conditions

Audible, Inc. ("Audible" or the "Company"), incorporated on November 3, 1995, was formed to create the Audible service, a solution delivering premium digital spoken audio content from its Web site, audible.com, over the Internet for playback on personal computers and mobile devices. The Company commenced commercial operations in October 1997.

The Company has experienced recurring losses from operations of $27,561,336, $17,586,236 and $3,835,387 during the years ended December 31, 2001, 2002, and 2003, respectively, and has an accumulated deficit of $118,235,448 as of December 31, 2003. The Company raised $5,859,772, net of direct costs, from the sale of Series C Convertible Preferred ("Series C") stock in August 2003 (see note 4). The Company's cash and cash equivalent balance as of December 31, 2003 was $9,074,987. The Company believes that its cash and cash equivalents balance will enable it to meet its anticipated cash requirements for operations and capital expenditures for at least the next twenty-four months.

While the Company believes that its cash and cash equivalents balance will enable it to meet its anticipated cash requirements for operations and capital expenditures for at least the next twenty-four months, beyond that the Company may need to raise additional funds through public or private financing or other arrangements. No assurance can be given that such additional financing, when needed, will be available on terms favorable to the Company or to the stockholders, if at all.

(2)   Summary of Significant Accounting Policies

Reclassifications

To enhance the clarity of operating expenses and to better reflect the Company's current business operations, the presentation and classification of the 2001 and 2002 operating expenses on the accompanying Statements of Operations have been revised to conform with the current year presentation. These reclassifications have no effect on net loss.

New presentation and classifications are as follows:

Operations: Operations expense includes payroll and related expenses for content acquisition, editorial, audio conversion and customer service, as well as credit card fees. Customer service and credit card fees are two significant items that were previously classified in Sales and Marketing.

Technology and Development: This category includes payroll and related expenses for information technology, systems infrastructure expenses including telecommunications and website expenses, as well as technology licensing fees. Also in this line are certain items that were previously classified in Production expenses and Development expenses.

Marketing: Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which are paid to the Company's marketing partners.

General and Administrative: General and administrative includes payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses. Office rent, telephone expense and medical benefits expense, which were previously fully charged to general and administrative, are now allocated to each of the four operating expense lines, (excluding cost of revenue lines) based primarily upon headcount.

AUDIBLE, INC.
Notes to Financial Statements
December 31, 2001, 2002, and 2003

The following table reflects the amounts and descriptions of the reclassifications that were made to the 2001 and 2002 operating expenses.

Statement of operations for the year ended December 31, 2001	Previously Reported	Reclassifications		After Reclassification
Cost of content and services revenue	4,901,866	(58,146)	(1)	4,843,720
Operations	5,635,977	(1,107,194)	(2)	4,528,783
(formerly Production)
Technology and development	3,322,133	3,031,799	(3)	6,353,932
(formerly Development)
Marketing	15,187,584	(977,442)	(4)	14,210,142
(formerly Sales and marketing)
General and administrative	4,726,694	(889,017)	(5)	3,837,677

Statement of operations for the year ended December 31, 2002	Previously Reported	Reclassifications		After Reclassification
Cost of content and services revenue	4,970,017	(65,772)	(1)	4,904,245
Operations	3,882,320	(139,607)	(2)	3,742,713
(formerly Production)
Technology and development	2,270,912	2,726,948	(3)	4,997,860
(formerly Development)
Marketing	12,467,569	(1,359,588)	(4)	11,107,981
(formerly Sales and marketing)
General and administrative	3,647,415	(1,161,981)	(5)	2,485,434

(1) Reclassification of royalties incurred in connection with a technology license to technology and development.

(2) Operations:	2001	2002

System infrastructure expenses	($2,583,893)	($2,286,692)
General and administrative, net	71,296	455,940
Customer service	1,113,678	1,121,826
Credit card fees	291,725	569,319

Total reclassification	($1,107,194)	($ 139,607)

(3) Technology and development:	2001	2002

System infrastructure expenses	$2,583,893	$2,286,692
General and administrative, net	345,033	321,694
Technology licenses	102,873	118,562

Total reclassification	$3,031,799	$2,726,948

(4) Marketing	2001	2002

Customer service	($1,113,678)	($1,121,826)
Credit card fees	(291,725)	(569,319)
Technology licenses	(44,727)	(52,790)
General and administrative, net	472,688	384,347

Total reclassification	($ 977,442)	($1,359,588)

(5) Reclassification of $(889,017) and $(1,161,981) in 2001 and 2002 respectively, in net allocated overhead expenses to the other operating expense line items.

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

Revenue Recognition

Content revenue from the sale of individual content titles is recognized in the period when the content is downloaded and the customer's credit card is processed. Content revenue from the sale of content subscriptions is recognized pro rata over the term of the subscription period. Revenue from the sale of monthly AudibleListener memberships is recognized ratably over the AudibleListener's monthly membership period. This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred and recognized as content revenue in the following month. At the end of each reporting period, approximately 50% of the AudibleListener membership fees received during the last calendar month in the period is deferred as Deferred Revenue. Content revenue from the sale of prepaid discounted content packages and gift programs is recognized the earlier of when the content is downloaded or expiration. Rebates and refunds are recorded as a reduction of revenue in the period in which the rebate or refund is paid in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

Part of the Company's marketing strategy to acquire new AudibleListeners includes retail promotions in which the Company pays retailers to offer discounts to consumers on their purchase of digital audio players made by others if they become AudibleListener members. These discounts are recorded as a reduction in revenue in the period the discount is given in accordance with EITF No. 01-9. As a result of this GAAP accounting treatment, these discounts, which the Company considers marketing, are not included in Marketing expense, but instead, recorded as a reduction in revenue. Customer refunds, although not material, are also recorded as a reduction in revenue in the period the refund is paid.

Corporate service revenue consists of library sales and audio production services. Corporate service revenue is recognized as services are performed after the agreement has been finalized, the price is fixed, and collectibility is assured. Collectibility is based on past transaction history and credit- worthiness of the customer. Under multiple element corporate service arrangements, the fair value of different elements cannot usually be determined since the items are not sold separately, therefore revenue is recognized on a straight-line basis over the term of the agreement.

Bulk content revenue is recognized after the agreement has been finalized, the price is fixed, collectibility is assured and the content is delivered via either CD-ROM or electronic transfer and accepted without further obligation on the part of the Company. In 2001, 90% of our bulk content revenue was the result of barter transactions in which we exchanged bulk content for advertising. Revenue from barter transactions is recognized based on the fair value of the consideration surrendered or received, whichever is more readily determinable. There were no bulk content transactions in 2002 or 2003.

Hardware revenue consists of sales of AudibleReady digital audio players sold primarily at a discount or given away when a customer signs up for a one year commitment to our AudibleListener Membership. For multiple-element arrangements in which a customer signs up for a one year membership and receives an audio player for free, revenue is recognized using the relative fair value method under EITF Issue No. 21, "Revenue Arrangements with Multiple Deliverables", whereby each separate unit of accounting is recognized as revenue at its relative fair value. Where the delivered item (hardware) is limited to the non-contingent consideration. Since all the consideration paid by the customer is contingent upon delivery of the content, no amount is recorded as hardware revenue under these multiple-element arrangements. The free hardware device reflects the subsidy incurred to acquire a customer with a one year commitment to AudibleListener. For players sold separately, hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling. Cost of hardware revenue, regardless of whether the player is bundled with a membership or sold separately, is recognized upon shipment.

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

Other revenue for the year ended December 31, 2003 consisted of revenue from a license granted for certain technology rights to a device manufacturer. Other revenue for the year ended December 31, 2002 related to profit participation from hard copy sales of products in connection with the Company's agreement with Random House, as well as from a license granted for certain technology rights to a device manufacturer. Other revenue for the year ended December 31, 2001 relates to fees billed and recognized for licensing under agreements with Microsoft (see note 6)and royalties earned from a license granted for certain technology rights to a device manufacturer.

Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents at December 31, 2002 and 2003 were $2,822,080 and $9,074,987, respectively, and consisted primarily of money market funds.

In addition, the Company has restricted cash deposits being held as a reserve by the Company's credit card processors. These restricted cash deposits at December 31, 2002 and 2003 were $75,000 and $402,719, respectively, and are included in Other Assets on the accompanying Balance Sheets.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is estimated based on a percentage of revenue, taking into account historical experience.

The activity in the allowance for doubtful accounts during the years ended December 31, 2001, 2002, and 2003 was as follows:

Balance at December 31, 2000	$6,983
Provisions	168,240
Less: Write-offs	162,823

Balance at December 31, 2001	12,400
Recoveries	(2,900)

Balance at December 31, 2002	$9,500
Provisions	4,700

Balance at December 31, 2003	$14,200

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

AUDIBLE, INC.
Notes to Financial Statements
December 31, 2001, 2002, and 2003

royalties are earned by the content providers under the agreements, whichever is sooner. In addition, the Company periodically adjusts the balance of these advances to reflect their estimated net realizable value. Royalty expense is included in cost of content and services revenue in the accompanying statements of operations.

Cost of Content and Services Revenue

Cost of content and services revenue includes earned royalties on sales of content as specified by the terms of the content agreements, amortization of guaranteed royalty obligations expensed straight-line over the term of the royalty agreement, periodic net realizable value adjustments to royalty advances, amortization of warrants issued to content providers in connection with content agreements, and all other non-recoupable content costs. Cost of content and services revenue for the years ended December 31, 2001, 2002, and 2003 was as follows:

	Year ended December 31,

	2001	2002	2003

Earned royalties	$2,059,017	$3,352,448	$4,742,388
Amortization of minimum guarantees	156,283	--	--
Net realizable value adjustments	668,567	79,702	17,979
Amortization of warrants issued to providers	664,383	496,705	685,936
Random House Audible content costs (see note 14)	960,000	922,497	(134,997)
Other content costs	335,470	52,893	7,613

	$4,843,720	$4,904,245	$5,318,919

Inventory

Inventory is stated at the lower of cost, principally using the first-in, first-out method, or market (net realizable value). As of December 31, 2002 and 2003, inventory consisted of digital audio players manufactured by third party manufacturers, primarily the Audible Otis, a digital audio player manufactured especially for Audible.

Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," provided it discloses the effect of SFAS 123, as amended by SFAS 148, in footnotes to the financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method. The Company was required to adopt SFAS 148 for the year

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

ended December 31, 2002. The adoption of SFAS 148 did not have an impact on the 2002 results of operations or financial position of the Company and is not expected to have an impact on the results of operations or financial position of the Company in future periods as the Company expects to continue to apply the intrinsic value based method prescribed by APB 25.

The Company's 1999 Stock Incentive Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock- based awards to employees. For options granted to new Audible employees as part of their compensation package, the exercise price is determined by the closing price of Audible's common stock on the day immediately proceeding the employees start date. For additional option grants made to existing employees, the exercise price is determined by closing price of the day immediately proceeding the grant date. The majority of the options granted vest over a fifty month period and expire ten years from the date of the grant.

Compensation expense, if any, based on the intrinsic value method is recognized on a straight-line basis over the vesting term. Had the Company elected to recognize compensation cost based on fair value of the stock options and other stock awards at the date of grant under SFAS 123, as amended by SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net loss and net loss per common share would have changed to the pro forma amounts indicated in the table below.

	2001	2002	2003

Net Loss applicable to common shareholders as reported	$(27,718,389)	$(18,553,218)	$(10,660,866)

Add: Total stock-based employee compensation cost included in reported net loss applicable to common shareholders (based on intrinsic value method)	333,375	293,112	173,743

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	6,149,800	6,349,116	4,096,133

Pro-forma net loss applicable to common shareholders	$(33,534,814)	$(24,609,222)	$(14,583,256)

Basic and diluted net loss per common:
As Reported	$(1.03)	$(0.61)	$(0.34)

Pro Forma	$(1.25)	$(0.81)	$(0.46)

The Company has used the Black-Scholes option pricing model in calculating the fair value of options and restricted stock awards granted. The assumptions used and the weighted-average information for the years ended December 31, 2001, 2002 and 2003 are as follows:

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

	December 31,

	2001	2002	2003

Risk-free interest rate	6.00%	5.00%	5.00%
Expected dividend yield	--	---	---
Expected lives	7 years	7 years	7 years
Expected volatility	126%	163%	116%
Weighted-average grant date fair value of options and restricted stock awards granted during the year	$9.87	$0.68	$0.89

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

Stock and Equity Instruments Issued for Goods and Services

The Company issues warrants to purchase shares of common stock to non- employees as part of their compensation for providing goods and services. The Company accounts for these warrants in accordance with the EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The exercise price of the warrants is determined by the closing price of Audible's common stock on the day of the agreement. Fair value of the warrant issued is estimated using the Black-Scholes model with the best available assumptions concerning risk- free interest rate, life of the warrant, dividend yield and expected volatility. The fair value of the warrant is expensed on a straight-line basis over the term of the agreement and is recorded within the operating expense line item that best represents the nature of the goods and services provided. Depending on the terms of the warrant, the Company applies variable plan or fixed plan accounting in accordance with EITF No. 96-18.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. These costs are included in marketing in the accompanying statements of operations and totaled $3,487,256, $1,511,788 and $1,040,507 for the years ended December 31, 2001, 2002, and 2003, respectively. Included in the 2002 advertising expense is $213,786, resulting from barter transactions.

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) adopted on January 1, 2002, which supercedes both SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). The Company reviews its long-lived assets (property, plant and equipment) for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of any asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The adoption of SFAS 144 in 2002 did not have a material impact on the Company's financial statements.

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per common share is equal to basic net loss per common share, since all common stock equivalents are antidilutive for all periods presented.

Basic and diluted net loss per common share for the years ended December 31, 2001, 2002 and 2003 does not include the effects of warrants to purchase 2,455,654, 3,523,271 and 2,146,341 shares of common stock; options to purchase 6,010,150, 7,547,150 and 9,442,340 shares of common stock; 11,006,828, 13,215,166, and 14,008,077 shares of common stock on conversion of outstanding Series A Convertible Preferred Stock ("Series A"); and 0, 1,250,000, and 1,250,000 shares of common stock on conversion of outstanding Series B Convertible Preferred Stock ("Series B"),respectively, as the effect of their inclusion is antidilutive during each period.

Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. At December 31, 2002 and 2003, the fair values of these financial instruments approximated their carrying values due to the short-term nature of these instruments.

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

Comprehensive Loss

The Company's comprehensive loss is equal to its net loss for all periods presented.

(3) Stockholders' (Deficit) Equity

Common Stock

At a special meeting of stockholders of Audible Inc. held on March 12, 2002 (see note 16), the Company increased the number of shares of common stock authorized from 50,000,000 to 75,000,000. At the Company's annual meeting held on September 25, 2003, the Company increased the number of shares of common stock authorized from 75,000,000 to 120,000,000.

At December 31, 2002 and 2003, the Company had 31,687,169 and 45,046,866, respectively, common stock shares issued. At December 31, 2002 and 2003, the Company had 11,070,421 and 11,588,681, respectively, common shares reserved for common stock warrants and options. Additionally, at December 31, 2002 and 2003, the Company had 13,215,166 and 14,008,077, respectively, shares of common stock reserved for the conversion of outstanding Series A Convertible Preferred Stock, and 1,250,000 shares of common stock reserved for the conversion of outstanding Series B Convertible Preferred Stock.

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

At December 31, 2002 the balance of notes due from stockholders under the Company's Stock Restriction Agreements related to both current employees and several former directors was $289,545. As of January 29, 2003, the unpaid principal and unpaid interest balance due on these notes from current employees, net of deductions from the bonuses due to the employees, was $263,240. On January 29, 2003, the employees were notified that the Company would not require them to repay the unpaid principal or the unpaid interest on the notes (see note 11). The remaining notes issued to former directors in the amount of $58,750 was not covered under this debt forgiveness and remain unpaid as of December 31, 2003.

A summary of common stock issued under Stock Restriction Agreements follows:

	Number of	Weighted Average
	Shares	Issue Price

Balance at December 31, 2000	7,065,764
Repurchased	(140,220)	$0.27

Balance at December 31, 2001	6,925,544

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

Received as partial payment of note due from stockholder	(12,500)	$0.54

Balance at December 31, 2002	6,913,044

2003 Activity	--

Balance at December 31, 2003	6,913,044

Employee Stock-based Compensation

In March 1999, the Company issued common shares to employees at a price less than the fair value of the stock at the time of issuance. These shares, which are subject to vesting over fifty months, were paid for by full recourse promissory notes executed by the employees. The difference between the fair value and the issuance price of these common shares of $907,214 was recorded as deferred compensation, a component of stockholders' (deficit) equity, and was recorded as an expense straight-line over the vesting term.

In February 2000, the Company offered 100,000 common shares to its new Chief Executive Officer in connection with his offer of employment at five dollars per share less than the fair value of the stock. The Company recorded $500,000 as deferred compensation in February 2000 and was recording the compensation expense straight-line over the vesting term. The offer to purchase these shares was rescinded in August 2000, and the CEO did not purchase any of the offered shares. In August 2000, the Company issued to its CEO 500,000 stock options at an exercise price equal to the fair value of the common stock at the time of issuance. The Company recorded the original compensation expense over the vesting term of the new option grant, and accounted for 100,000 of the 500,000 newly issued options as replacement options using variable accounting by adjusting the compensation expense associated with these 100,000 options based on the closing price of the Company's common stock at each period-end in accordance with FASB Interpretation No. 44 (FIN 44). In July 2001, as a result of the CEO no longer being employed by the Company, the Company is no longer recording any further expense related to these options and reversed the remaining unexpensed deferred compensation related to unvested options against additional paid-in-capital.

In March 2000, the Company issued 370,000 options to purchase shares of common stock to employees at $1.00 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over fifty months. The difference between the fair value and the issue price of these options of $370,000 was recorded as deferred compensation, and is being amortized as an expense straight-line over the vesting term. In May 2001, the Company issued 50,000 options to purchase shares of common stock to an employee at $0.50 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over fifty months. The difference between the fair value and the issue price of these options of $25,000 was recorded as deferred compensation, and was being amortized as an expense straight-line over the vesting term. In July 2001, as a result of the employee no longer being employed by the Company, the Company is no longer recording any further expense related to these 50,000 options and has reversed the remaining unexpensed deferred compensation related to unvested options against paid-in-capital.

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

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

During the years ended December 31, 2001, 2002 and 2003, $333,375, $293,112 and $173,743, respectively, of compensation expense was recognized related to these transactions. During the year ended December 31, 2001, $258,049 of deferred compensation was reversed against paid-in-capital related to unvested options due to employees leaving the Company. No such reversal was required in the years ended December 31, 2002 and 2003.

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

A summary of the stock option activity under the Plan is as follows:

		Exercise Price Per	Weighted Average
	Number of Shares	Share	Exercise Price

Balance, December 31, 2000	5,365,900	$0.44 - $15.88	$9.01

Granted	4,157,000	$0.36 - $ 1.78	$0.68
Canceled	(3,512,750)	$0.41 - $15.88	$9.38

Balance, December 31, 2001	6,010,150	$0.36 - $15.56	$3.04

Granted	2,507,000	$0.31 - $ 1.18	$0.95
Canceled	(958,888)	$0.39 - $15.56	$2.60
Exercised	(11,112)	$0.50	$0.50

Balance, December 31, 2002	7,547,150	$0.31 - $15.50	$2.40

Granted	3,714,000	$0.22 - $ 4.20	$0.89
Canceled	(1,103,238)	$0.39 - $15.50	$3.80
Exercised	(715,572)	$0.22 - $ 1.25	$0.61

Balance, December 31, 2003	9,442,340	$0.22 - $12.75	$1.78

Exercisable:
December 31, 2003	4,408,294	$0.22 - $ 1.00	$0.72
	974,196	$1.02 - $ 1.91	$1.23
	1,107,940	$2.03 - $12.75	$8.66

	6,490,430	$0.22 - $12.75	$2.16

A summary of the total stock options outstanding as of December 31, 2003 is as follows:
Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

5,754,250	$0.22 - $ 1.00	$0.68	7.92 years
2,552,790	$1.02 - $ 1.91	$1.19	9.26 years
1,135,300	$2.03 - $12.75	$8.63	5.96 years

9,442,340	$0.22 - $12.75	$1.75	8.05 years

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

At December 31, 2003, approximately 2.4 million shares of common stock were available for future grants under the Plan.

Warrants

The Company frequently issues common stock warrants to third parties in exchange for services. The relative fair values of warrants issued in exchange for services are determined in accordance with EITF Issue No. 96-18 and are recognized as an expense under fixed plan or variable accounting using the Black-Scholes pricing model depending on the terms of the agreements over the periods in which services are being performed. The assumptions used in the Black-Scholes pricing model to calculate fair values, including risk-free interest rate and volatility, were determined using available information on the date of grant. Expected dividend yield of zero was used for all calculations. For the years ended December 31, 2001, 2002 and 2003, $1,765,439, $1,153,998, and $719,357, respectively, was recognized as expense related to warrants, as follows:

	2001	2002	2003

Cost of content and services revenue	$664,383	$496,705	$685,936
Operations expenses	89,611	--	--
Marketing expenses	1,011,445	657,293	33,421

	$1,765,439	$1,153,998	$719,357

A summary of the warrant activity for the years ended December 31, 2001, 2002, and 2003 is as follows:

	Number of Warrants	Exercise Price Per Share	Weighted Average Exercise Price

Balance, December 31, 2000	1,878,654	$0.01 - $ 50.00	$7.98

Issued	1,077,000	$0.38 - $1.50	$1.11
Cancelled	(500,000)	$8.00-	$8.00

Balance, December 31, 2001	2,455,654	$0.01 - $ 50.00	$4.96

Issued	1,275,430	$0.31 - $1.15	$1.12
Cancelled	(207,813)	$8.00-	$8.00

Balance, December 31, 2002	3,523,271	$0.01 - $ 50.00	$3.63

Exercised	(1,291,930)	$0.32 - $1.01	$0.98
Issued	19,000	$0.20 - $0.33	$0.28
Expired	(104,000)	$9.00	$9.00

Balance, December 31, 2003	2,146,341	$0.01 - $ 50.00	$4.85

Exercisable:
December 31, 2003	150,000	$0.01	$0.01
	584,500	$0.20 - $ 1.03	$0.77
	1,183,508	$1.50 - $ 8.00	$4.11
	174,717	$10.00 - $30.00	$16.26

	2,092,725	$0.01 - $30.00	$3.90

AUDIBLE, INC.
Notes to Financial Statements
December 31, 2001, 2002, and 2003

Of the 1,291,930 warrants exercised in 2003, 66,000 were exercised through cashless transactions in accordance with the original terms of the warrant agreements. Accordingly, the number of common stock shares issued as result of these cashless exercises was 42,250. No warrants were exercised during 2001 or 2002.

A summary of the total common stock warrants outstanding as of December 31, 2003 is as follows:

Number of Warrants	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

150,000	$0.01	$0.01	5.39 years
584,500	$0.20 - $ 1.03	$0.77	4.36 years
1,183,508	$1.50 - $ 8.00	$4.11	3.80 years
228,333	$10.00 - $50.00	$22.34	3.30 years

2,146,341	$0.01 - $50.00	$4.85	4.01 years

(4)   Convertible Preferred Stock

Series A

On February 8, 2001, Microsoft purchased 2,666,666 shares of Audible Series A Redeemable Convertible Preferred Stock for $10,000,000 at a per share price of $3.75. Each share of preferred stock was convertible into four shares of common Stock, (equivalent to a price of $.9375 per share, which was greater than the common stock price at the date of grant, therefore, no beneficial conversion feature was associated with these preferred shares), subject to adjustment under certain conditions. The Series A Redeemable Convertible Preferred Stock was convertible at the option of the holder at any time prior to the fifth anniversary of the original issue date. Dividends are payable semi-annually at a annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, Audible was required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. In 2001, the Company issued 85,041 additional shares of Series A Redeemable Convertible Preferred Stock for payment of dividends due. In 2002, the Company issued 525,620 additional shares of Series A Redeemable Convertible Preferred Stock for payment of dividends due. In 2003, the Company issued 196,640 additional shares of Series A Redeemable Convertible Preferred Stock for payment of dividends due covering the dividends through June 1, 2003. There was no beneficial conversion feature related to any of the preferred shares issued as dividends.

In August 2003, Apax Partners purchased from Microsoft the 3,473,967 then-outstanding shares of Audible Series A Preferred Stock and agreed to certain amendments to the security. As amended, the Series A was no longer mandatorily redeemable, therefore the Series A was reclassified into permanent equity, was convertible at any time by the holders into shares of common stock, and dividends would accrue and compound semi-annually for a period of four years at the rate of 12% per annum. In the event of the conversion of the Series A Preferred Stock, all accrued but unpaid preferred dividends would have converted into shares of common Stock. In liquidation, the Audible Series A Stock ranked pari passu with the Company's Series B Preferred Stock.

On February 6, 2004, Apax Partners converted all of its Series A Preferred Stock and accrued dividends into common stock. The Series A conversion was the result of a negotiated agreement with the Company, where the Company issued 3,500,000 shares and 1,000,000 warrants to purchase common stock to Apax Partners. Of the common shares issued, 1,169,590 were issued as dividends due at the date of conversion, and 2,330,410 shares and 1,000,000 warrants were issued as an inducement to Apax Partners to immediately convert its Series A

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

Preferred shares. The 1,000,000 warrants are exercisable at $7.00 and expire on February 5, 2011. The fair value of the 2,330,410 shares of common stock and the 1,000,000 warrants of approximately $9,873,000 was determined in accordance with EITF Issue No. 96-18 and will be expensed in the first quarter of 2004.

Series B

In March 2002, the Company issued 1,250,000 shares of Series B Preferred Stock in connection with an amendment to its contract with Random House (see note 14). At any time on or after March 26, 2004, subject to certain conditions, all outstanding shares of Series B stock were to automatically convert to shares of common stock at the then effective conversion price. Effective August 2003, the Audible Series B stock ranked pari passu with the Company's Series A stock and Series C stock. On February 6, 2004 Random House converted the Series B Preferred Stock into 1,250,000 shares of common stock in accordance with the original terms of conversion.

Series C

In August 2003, Apax Partners purchased 740,741 shares, Bertelsmann Multimedia, Inc. purchased 185,185 shares and Random House Ventures, LLC purchased 185,185 shares of Audible Series C Preferred Stock ("Series C") at a per share price of $5.40. Proceeds received by the Company, net of direct costs, were approximately $5,859,772. Each share of Series C stock was convertible into 10 shares of common stock. The Series C stock is entitled to receive dividends that accrue and compound semi-annually at the rate of 6% per annum for four years from the date of issuance. In the event of the conversion of the Series C stock, all accrued but unpaid preferred dividends would have converted into shares of common stock. In liquidation, the Audible Series C stock ranked pari passu with the Company's Series A stock and Series B stock. At the time of issuance, the conversion price of the Series C stock was $0.13 per share lower than the fair market value of the Company's common stock. Since the Series C stock is convertible at any time at option of the holder, the entire $1,444,444 in preferred stock discount was recognized as a dividend at the time of issuance, and is reflected in the accompanying 2003 statement of operations within net loss applicable to common shareholders, with the credit to additional paid-in capital.

The Series C stock automatically converted to common stock on December 23, 2003. The automatic conversion was triggered in accordance with terms based on the average price and average trading volume of the company's common stock over a 60 day period. Upon conversion all 1,111,111 outstanding shares of Series C were converted into 11,111,110 shares of common stock. In addition, at conversion date, all accrued dividends were due to be paid in common stock. Upon conversion, 264,835 shares of common stock were issued to satisfy accrued dividends. The common stock issued was valued at $3.29 per share, the closing price of the common stock on the conversion date. This $871,308 expense is included in the dividends on preferred stock in the accompanying 2003 statement of operations.

Dividends on Preferred Stock

As of the end of the third quarter of 2003 the Company had accrued as a current liability dividends on both the Series A and Series C Preferred Stock based on the cash accrual dividend rate as the Company intended to and had the ability to pay such dividends in cash. On December 23, 2003, when the Series C Preferred Stock automatically converted into common stock, because no dividends had been paid in cash, all accrued and unpaid dividends related to the Series C were paid in common stock in the amount of $871,308.

As of December 31, 2003, the Company was in discussions with the holders of the Series A Preferred Stock regarding payment of dividends and as a result, no longer intended to pay the 2003 Series A accrued dividends in cash, but rather intended to pay such dividends in common stock. Accordingly, the Series A 2003 total dividend charge was determined based on the fair value of the Company's common stock of $4.22 per share as of December 31, 2003, or $4,173,445.

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

A summary of the Company's Preferred dividends is as follows:

Balance of accrued dividends, December 31, 2000	$-0-

Preferred Series A dividends accrued in 2001	1,049,516
Preferred Series A dividends paid in preferred stock during 2001	(318,904)

Balance of accrued dividends, December 31, 2001	730,612

Preferred Series A dividends accrued in 2002	1,365,720
Preferred Series A dividends paid in preferred stock during 2002	(1,971,075)

Balance of accrued dividends, December 31, 2002	125,257

Preferred Series A dividends accrued through May 31, 2003 before amendment to Series A Preferred Stock security	612,141

Balance of accrued dividends at date of Series A amendment	737,398

Preferred Series A dividends paid in preferred stock during 2003	(737,398)
Preferred Series C dividends accrued from August 1,2003 through December 23, 2003	871,308
Preferred Series C dividends paid in common stock during 2003	(871,308)
Preferred Series A dividends accrued from June 1, 2003 through December 31, 2003	4,173,445

Balance of accrued dividends, December 31, 2003	$4,173,445 (1)

(1) These Series A accrued dividends to be paid in common stock do not represent a current liability of the Company because they will not be paid in cash. When these dividends are declared and paid in common stock, such dividends will be reflected within the stockholders' equity (deficit).

(5)   Property and Equipment

Property and equipment at December 31, 2002 and 2003 consists of the following:

	December 31,

	2002	2003

Studio equipment	$ 759,258	$799,145
Computer server and Web site equipment	3,676,773	3,724,554
Office furniture and equipment	1,198,364	1,248,353
Leasehold improvements	827,317	827,317

	6,461,712	6,599,369
Less accumulated depreciation and amortization	5,828,312	6,326,518

	$633,400	$272,851

Depreciation and amortization expense on property and equipment totaled $1,825,466, $1,506,815, and $498,206 in 2001, 2002 and 2003, respectively.

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

(6)   Microsoft Corporation Agreement

In November 1998, the Company entered into a five-year agreement with Microsoft. The agreement provided for services related to integration of products, the granting of various rights and licenses, and the provision for Microsoft to be paid future royalties for content distributed as a result of the software developed in the agreement. Under the terms of the agreement, Microsoft has paid the Company the minimum committed payments of $2.0 million to integrate certain products and acquire various products, rights and licenses. Microsoft advanced Audible $1,500,000 of the $2.0 million in November 1998 in consideration of Audible granting Microsoft the right to distribute software, enabling users of Microsoft platforms to access and use Audible content. The Company allocated $50,000 of this advance to certain business development work that was recognized as a reduction of marketing expense in 2001. The remaining $1,450,000 of this advance was recognized as revenue on a straight- line basis beginning in the quarter ended June 30, 1999 through the initial term of the agreement which ended in April 2001. During the year ended December 31, 2001, $252,174 of this advance was recognized and is recorded as other revenue on the accompanying statements of operations. No revenue related to this transaction was recognized in the years ended December 31, 2002 or 2003. The balance of the $2.0 million in committed payments was received during the year ended December 31, 1999, as Audible (i) performed technology integration services for which the Company recognized other revenue of $200,000, (ii) delivered a license for certain technology rights for which the Company recognized other revenue of $250,000, and (iii) delivered 300 Audible MobilePlayers for which Audible recognized hardware revenue of $50,000.

In April 1999, in connection with an amendment to the agreement with Microsoft, the Company issued to Microsoft a warrant to purchase 100,000 shares of common stock at the IPO price of $9.00 per share. This warrant expired November 18, 2003. The fair value of this warrant was determined in accordance with EITF Issue No. 96-18 and was amortized as an expense on a straight-line basis over the same period as the $1,450,000 advance described above. During year ended December 31, 2001, $89,611 was recorded as a operations expense related to this agreement with the non-cash credit for services to additional paid-in-capital. No expense related to this transaction was recognized in the years ended December 31, 2002 or 2003, as the fair value was fully amortized during 2001.

(7)   Services Agreement

In June 1999, in connection with a services agreement, the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which was fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which was subject to vesting over a three-year period. The agreement allows for an additional warrant to purchase 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year, also subject to vesting. In addition to the warrants, the agreement also allowed for the purchase of 150,000 shares of common stock at the IPO price of $9.00 per share on the IPO date. In January 2001, the services agreement was amended, whereby the warrant to purchase 500,000 shares of common stock was cancelled and a new warrant to purchase 400,000 shares of common stock at $0.91 per share was issued. The second warrant to purchase 400,000 shares of common stock at $0.91 per share vested over a 20-month period ending January 2003.

The fair value of these warrants and purchase option was determined in accordance with EITF Issue No. 96-18 and was being amortized as an expense on a straight-line basis using variable plan accounting over the remaining term of the service agreement. During the years ended December 31, 2001, 2002 and 2003, $813,530, $479,869, and $20,296, respectively, was recorded primarily as a marketing expense related to this agreement with the non-cash credit for services to additional paid-in capital.

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

(8)   Income Taxes

There is no provision for income tax expense in 2001, 2002 or 2003 due to the Company's net losses in each of those years. As a result of selling certain of its New Jersey state income tax loss benefits for cash, the Company realized $326,898, $313,580, and $250,408, respectively, in state income tax benefit during the years ended December 31, 2001, 2002 and 2003, respectively.

The difference between the actual income tax benefit and that computed by applying the U.S. federal income tax rate of 34% to pretax loss is summarized below:

	Year ended December 31,

	2001	2002	2003

Computed "expected" tax benefit	$(9,178,562)	$(5,950,271)	$(1,295,378)
(Increase) decrease in tax benefit resulting from:
State tax benefit, net of federal benefit	(215,753)	(206,962)	(165,269)
Increase in the federal valuation allowance	9,064,000	5,839,000	1,205,000
Permanent Differences	3,417	4,653	5,239

	$(326,898)	$(313,580)	$(250,408)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2002 and 2003 are as follows:

	December 31,

	2002	2003

Deferred tax assets:
Net operating loss carryforwards	$44,432,000	$45,504,000
Capitalized research and developmental costs	291,000	166,000
Book depreciation in excess of tax depreciation	1,123,000	1,331,000
Deferred compensation and accrued vacation	77,000	88,000
Advances	8,000	148,000
Other, net	152,000	232,000

Total deferred tax assets	46,083,000	47,469,000

Less valuation allowance:
Federal	37,133,000	38,608,000
State	8,950,000	8,861,000

Total valuation allowance.	46,083,000	47,469,000

Net deferred taxes	$--	$--

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Based on the Company's historical net losses, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance has been recorded on the deferred tax assets as of December 31, 2002 and 2003.

Of the deferred tax asset and valuation allowance related to Federal and State net operating loss carryforwards, approximately $341,000 relates to a current year tax deduction attributable to stock options. The company will increase paid in capital when these benefits are realized. The change in federal valuation allowance for the year ended December 31, 2003 includes $270,000 attributable to current tax deductions related to stock option activity.

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

As of December 31, 2003, the Company has net operating loss carryforwards for federal income tax purposes of approximately $108,980,000 which begin to expire in 2010 if not used to offset future taxable income. The Company has experienced certain ownership changes which, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, may result in an annual limitation on the Company's ability to utilize its net operating losses in the future.

(9)    Related-party Transactions

On April 11, 2001, the Company amended the payment terms of a $50,000 note receivable due from a stockholder-employee due on March 27, 2001. The amendment required semi-annual principal payments of at least $5,000 beginning July 15, 2001 until the note and all accrued interest was repaid. The interest rate on the note was 5.42% annually. On September 3, 2002, the remaining outstanding principal balance of $45,000 and all accrued interest was paid to the Company by the stockholder-employee giving the Company 12,500 shares of Audible common stock with the fair value at the date of the transaction of $4,750, and with the proceeds of a salary bonus paid to the stockholder-employee on the same date.

(10)    Commitments and Contingencies

Lease Obligations

The Company entered into a capital lease line of credit with Comdisco, Inc., whereby the Company had leased $1,240,585 of equipment under this capital lease line. This lease line is now closed and all lease obligations have been paid as of December 31, 2003. The Company has an operating lease on its office space which expires in December 2008. Future minimum lease obligations under these lease arrangements are $1,855,513.

Rent expense of $466,984, $449,072, and $466,229 was recorded under operating leases for the years ended December 31, 2001, 2002 and 2003, respectively.

License Agreements

The Company has entered into several agreements with certain consumer electronics and computer companies to license and promote the AudibleReady software for handheld electronic players. Under the terms of these agreements, the Company is required to pay the device manufacturers a percentage of the revenue related to the content downloaded by the purchasers of these AudibleReady players. These revenue-sharing arrangements typically last one to two years from the date the player user becomes an Audible customer.

Summary of Cash Commitments and Obligations

The following table shows future cash payments due under our commitments and obligations as of December 31, 2003.

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

	Operating Leases	(1) Payments due ContentProviders	Total

2004	$330,122	$408,000	$738,122
2005	$352,889	--	352,889
2006	$375,656	--	375,656
2007	$398,423	--	398,423
2008	$398,423	--	398,423

Total	$1,855,513	$408,000	$2,263,513

(1): Reflected in current liabilities on the accompanying December 31, 2003 Balance Sheet.

Contingencies

In September 2001, the Company and certain of its officers, directors and former directors, were named as defendants in several putative class actions filed in the United States District Court for the Southern District of New York. The investment banking firms that were involved in the Company's 1999 initial public offering (the "IPO") have also been named as defendants. The essence of the plaintiffs' claims is that the underwriter defendants allegedly allocated the opportunity to participate in the IPO by requiring their customers to pay "kickbacks" in excess of the normal commissions and to make subsequent purchases in the after market at prices in excess of the IPO price. Allegedly, the amounts of the "kickbacks" were sometimes calculated as a percentage of the customer's paper profits over some specified period of time after the IPO. It is alleged that these practices were not disclosed in the registration statement and prospectus for the IPO and that, as a result, the defendants violated various provisions of the federal securities laws. Certain of the complaints purport to set forth claims on behalf of persons who acquired the Company's common stock from July 16, 1999 to September 11, 2001. One other complaint purports to represent a class of persons who acquired the Company's common stock between July 16, 1999 and December 6, 2000. The complaints do not specify the amount of the compensatory damages the plaintiffs are seeking, but the market loss at issue was in excess of $50 million.

The cases have been consolidated and have been assigned to the same judge who is handling virtually identical cases filed against hundreds of other companies that completed initial public offerings between 1998 and 2000. The Company and the individual defendants have been given an indefinite extension of time to respond to the complaints while the plaintiffs focus on pursuing their claims against the underwriters. The Company believes that the claims against it have no merit and, more specifically, contends that it and the individual defendants were not aware of the alleged practices, if they occurred. The Company and the individual defendants have notified the underwriters who were involved in the Company's IPO that they expect those underwriters to indemnify them pursuant to the terms of the underwriting agreement between the Company and the underwriters.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively. Those motions have not yet been decided. Due to the inherent

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot accurately predict the ultimate outcome of the motions. In addition, the individual defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

(11)    Notes Due from Stockholders for Common Stock

Notes due from stockholders that were current employees and former directors of $289,545 at December 31, 2002, were received by the Company for payment for shares of common stock purchased under the Company's Stock Restriction Agreements (see note 3). These notes have been reflected as a reduction to stockholders' equity (deficit). The notes are full recourse promissory notes bearing interest at fixed rates ranging from 7.0% to 8.5% through December 31, 2002 and at 4% subsequent thereto until December 31, 2003. The notes began maturing in the year 2000.

Certain employee employment agreements prior to 1998 contained a provision whereby the employee would be awarded a one-time bonus if still employed by the Company on the due date of the promissory note equal to the amount of the promissory note. Compensation expense was recognized on a straight-line basis over the term of the promissory note. Deferred cash compensation related to bonuses in the accompanying balance sheets represents the earned, unpaid portion of such bonuses.

On January 29, 2003, the unpaid principal and unpaid interest balance due on these notes to the Company from stockholders that were employees, net of deductions from the bonuses due to the employees, was $263,240. On January 29, 2003 the employees were notified that the Company would not require them to repay the unpaid principal nor the unpaid interest on the notes payable. The employees were individually responsible for the personal income tax consequences of this debt forgiveness. In connection with this debt forgiveness, the Company recorded a charge of $212,566 in the first quarter of 2003 as a general and administrative expense. This expense is the net of the total amount forgiven by the Company, less the combined offset of all accrued interest. Of this $212,566 forgiveness of debt charge, $198,995 was a non-cash charge, with the remaining $13,571 representing the Company's payroll tax obligations in connection with the bonuses paid.

In addition, for the remaining notes issued to former directors in the amount of $58,750 not covered under this debt forgiveness, the Company had extended the due dates to December 31, 2003 and reduced the interest rate in 2003 to 4%. The first note, with a principal balance of $3,750 was paid in full in January 2004. The second note, with a principal balance of $55,000 remains unpaid and outstanding.

The Company has exercised its right to purchase shares of unvested stock from employees who were terminated (under the terms of the Company's Stock Restriction Agreements). During 2001 the Company repurchased 140,220 shares, under the agreements. No shares were repurchased in 2002 and 2003. The Company paid for these shares by reducing the indebtedness under the promissory notes issued to the Company.

(12)    Employee Benefit Plan

The Company has a 401(k) Plan based on contributions from employees and discretionary Company contributions. The Company has not contributed to the 401(k)Plan to date.

(13)    Amazon Agreement

In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement the

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

Company will be the exclusive provider of digital spoken audio (as defined) to Amazon.com. On January 24, 2001, the Company signed Amendment No.1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. Under the amendment, the annual fee for Year 3 of the agreement was reduced from $10,000,000 to $1,500,000 and an additional fee of $1,000,000 is payable in Year 2 of the agreement, making the total amount to be paid by the Company under the agreement $22,500,000. Also in connection with Amendment No.1, the Company issued 500,000 common stock warrants to Amazon.com at an exercise price of $1.50 per share, which are exercisable after January 31, 2002. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the remaining term of the agreement. During the years ended December 31, 2001, 2002 and 2003, $172,800, $172,800, and $14,400 was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital.

During the three-year term of this agreement, in consideration for certain services, Amazon was entitled to receive $22,500,000 (as amended) plus a specified percentage of revenue earned over a specified amount. Under a Securities Purchase Agreement, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. Under the two agreements, the consideration of $20,000,000 paid by Amazon for the purchase of the common stock and the Company's obligation for the annual fee for the first two years per the original Co-Branding, Marketing, and Distribution Agreement, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders' equity, and was being amortized over the first two years of the agreement on a straight-line basis. Prior to Amendment No. 1, through January 2001, $10,000,000 had been amortized as a marketing expense related to the initial $20,000,000 of deferred services. Subsequent to Amendment No. 1, the unamortized payment for year 2 of $10,000,000 plus the additional $2,500,000 in payments required under the amendment, or $12,500,000, was being amortized on a straight-line basis over the remaining term of the agreement of 24 months. During the years ended December 31, 2001, 2002 and 2003, $5,416,667, $5,000,000 and $416,667, respectively, was recorded as a marketing expense, with the non-cash credit to deferred services. During the years ended December 31, 2001, 2002 and 2003, $1,145,833, $1,250,000, and $104,167, respectively, was recorded as a marketing expense representing the straight-line amortization of the cash portion of payments due under this agreement.

Prior to the agreement reached with Amazon.com in August 2003, a total of $1,500,000 in cash obligations, which was payable in four installments of $375,000 each, due on January 30, April 30, July 31, and October 30, 2002, respectively, remained unpaid. As of December 31, 2002, $1,395,500 had been accrued based on the straight-line amortization and was included in Accrued Expenses on the accompanying December 31, 2002 Balance Sheet. Under an agreement reached with Amazon.com in August 2003, the Company was released from this $1,500,000 cash obligation. This release of the $1,500,000 obligation was recorded as an addition to paid-in-capital on the accompanying 2003 Statement of Stockholders' Equity (Deficit). Beginning August 6, 2003, the Company pays Amazon a percentage of revenue they earn from customers acquired as a result of Amazon.com directing them to www.audible.com.

(14)    Random House, Inc. Agreement

On May 5, 2000, Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint will be distributed exclusively on the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Over the term of the agreement Audible was to contribute towards the funding of the acquisition and

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment the Company agreed to issue 1,250,000 shares of Series B Convertible Preferred Stock. Through December 31, 2001, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004. On February 10, 2003 the agreement was further amended so that Audible was no longer required to pay the $1,500,000 imprint fees that were due in 2003 and 2004. In exchange for this amendment, Random House no longer has title output requirements to contribute to the imprint and the Company no longer participates in the profit from hard copy sales of products produced under the agreement. At December 31, 2002, approximately $135,000 of this payment had been expensed and is included in Accrued Expenses in the accompanying December 31, 2002 Balance Sheet. This accrual was reversed in the first quarter of 2003.

During the years ended December 31, 2001, 2002, and 2003, $960,000, $922,497 and a credit of $134,997, respectively was recorded as a cost of content and services revenue related to this agreement. Under the agreement Random House was granted a warrant to purchase 878,333 shares of Audible common stock at various exercise prices that vest over the term of the agreement. The fair value of these warrants is being amortized as an expense on a straight-line basis over the 50-month term of the agreement, and most of the warrants are accounted for using variable plan accounting and compensation costs vary each accounting period until the measurement date. During the years ended December 31, 2001, 2002, and 2003 $603,496, $448,336 and $680,728 respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital.

(15)    Streamlining Initiative

On July 23, 2001, the Company announced a streamlining initiative. Under this initiative, 33 staff positions were eliminated including the resignation of the Company's CEO. The Company incurred a charge of $181,939 in the third quarter of 2001, primarily related to severance costs, included in general and administrative expense on the accompanying statement of operations for the year ended December 31, 2001. All amounts related to the streamlining initiative had been paid as of December 31, 2001.

(16)    Amendment to Certificate of Incorporation

On March 12, 2002, stockholders of Audible approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 75,000,000 shares. On September 25, 2003, stockholders of Audible approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares on common stock from 75,000,000 shares to 120,000,000 shares.

(17)    Supplemental Disclosure of Cash Flow Information

The following supplemental information relates to the Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003:

No income tax payments have been made in 2001, 2002 or 2003. Total cash paid for interest expense for the year ended December 31, 2001, was $9,722. There were no cash interest payments in 2002 or 2003.

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

Non-cash operating activities which occurred in the years ended December 31, 2001, 2002, and 2003, included:

-Content revenue exchanged for advertising (barter transactions) $1,285,048, $0, and $0, respectively. Of the $1,285,048 in barter revenue in 2001, $1,071,260 of barter advertising had been expensed in 2001, and the balance of $213,788 was expensed in 2002.

Non-cash investing and financing activities which occurred in the years ended December 31, 2001, 2002 and 2003 included:

-Purchase of treasury stock at cost through reductions in notes receivable in the amount of $31,162 for the year ended December 31, 2001. There were no purchases of treasury stock in 2002 and 2003.

-Issuance of 42,250 shares of common stock upon the cashless exercise of common stock warrants for the year ended December 31, 2003. There were no shares issued upon the cashless exercise of warrants in 2002 or 2003.

-Payment of dividends on convertible preferred stock in the form of issuance of preferred shares; $318,904, $1,971,075, and $737,398, respectively.

-Payment of accrued dividends upon conversion of convertible preferred stock in the form of issuance of common shares was $871,308 in the year ended December 31, 2003.

-The Company received 12,500 shares of Audible common stock with a fair value at the date of the transaction of $4,750 in partial payment of a note receivable due from a shareholder-employee during the year ended December 31, 2002.

-The Company issued 1,250,000 shares of Series B Convertible Preferred Stock in connection with an amendment to its agreement with Random House in exchange for a reduction of $1,250,000 in payments due under the agreement in the year ended December 31, 2002.

(18)    Customer Concentration

During the year ended December 31, 2001, barter bulk content sales to Real Networks, Inc. accounted for 11% of our total revenue in 2001. As of December 31, 2002 and 2003, there were no customers who accounted for more than 10% of our total revenue.

(19)    Special Situation Funds Investment

On February 15, 2002, Special Situations Funds purchased 4,069,768 shares of common stock for $3,500,000 at a per share price of $0.86. Net proceeds received by the Company were $3,159,000 after deducting direct costs of $331,000 in finders fees and $10,000 in legal fees. In connection with this transaction, the Company issued warrants to purchase an additional 1,220,930 shares of common stock. The warrants are exercisable at a price of $1.15 per share anytime prior to the fifth anniversary of the issue date. As a result of the issuance of the Series C Preferred Stock at a conversion price of $0.54, the exercise price of the Special Situation Funds warrants was adjusted down to $1.01 per share in accordance with the original terms. The Company had the right to demand the warrantholder exercise its rights in the event that the closing bid price of a share of the Company's common stock exceeds $2.30 for twenty consecutive trading sessions.

On November 26, 2003, as a result of the price of the Company's common stock exceeding $2.30 for twenty consecutive trading sessions, the Company called these warrants. Special Situations Fund exercised all 1,220,930 outstanding warrants and on December 2, 2003 paid the Company $1,233,139 in exchange for the issuance of 1,220,930 shares of common stock.

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

(20)    Subsequent Events

On February 6, 2004, Apax Partners converted all of its Series A Preferred Stock and accrued dividends into common stock. The Series A conversion was the result of a negotiated agreement with the Company, where the Company issued 3,500,000 shares and 1,000,000 warrants to purchase common stock to Apax Partners. Of the common shares issued, 1,169,590 were issued as dividends due at the date of conversion, and 2,330,410 shares and 1,000,000 warrants were issued as an inducement to Apax Partners to immediately convert its Series A Preferred shares. The 1,000,000 warrants are exercisable at $7.00 per share and expire on February 5, 2011. The fair value of the 2,330,410 shares of common stock and the 1,000,000 warrants of approximately $9,873,000 will be expensed in the first quarter of 2004. The dividend charge for the 2004 period during which the Series A stock was outstanding will be approximately $614,000.  In addition, on February 6, 2004 at the request of Random House, the Series B Preferred Stock was converted into 1,250,000 shares of common stock in accordance with the original terms of conversion (see note 4.)

(21)    Quarterly Results (UNAUDITED)

The following tables contain select unaudited quarterly financial data for each quarter of 2002 and 2003. The presentation of this information reflects the reclassification of certain operating expenses as described in note 2. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	YEAR ENDED DECEMBER 31, 2002

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue, net	$2,547,738	$2,742,805	$3,287,307	$3,791,689

Cost of content and services revenue	951,749	1,138,374	1,458,521	1,355,601
Cost of hardware revenue	663,928	784,624	604,644	664,346
Operations	950,694	835,250	964,057	992,712
Technology and development	1,179,666	1,251,963	1,379,163	1,187,068
Marketing	2,764,130	2,942,080	2,698,272	2,703,499
General and administrative	663,417	529,489	729,340	563,188
Total operating expenses	7,173,584	7,481,780	7,833,997	7,466,414
Loss before state income tax benefit	(4,596,040)	(4,709,516)	(4,529,556)	(3,665,966)
Net loss	(4,596,040)	(4,709,516)	(4,529,556)	(3,352,386)
Accrued dividends on redeemable preferred stock	(326,945)	(333,802)	(354,195)	(350,778)
Net loss applicable to common shareholders	$(4,922,985)	$(5,043,318)	$(4,883,751)	$(3,703,164)
Basic and diluted loss per common share	$(0.17)	$(0.16)	$(0.16)	$(0.12)
Weighted average common shares outstanding	29,140,383	30,951,144	30,947,340	30,969,079

AUDIBLE, INC.

Notes to Financial Statements
December 31, 2001, 2002, and 2003

	YEAR ENDED DECEMBER 31, 2003

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue, net	$4,109,022	$4,426,719	$4,962,582	$5,826,155

Cost of content and services revenue	965,629	1,137,954	1,331,162	1,884,174
Cost of hardware revenue	548,304	512,508	444,544	579,898
Operations	973,850	912,476	960,695	996,290
Technology and development	1,251,973	1,188,460	1,198,418	1,145,797
Marketing	1,463,064	1,095,215	1,038,313	898,110
General and administrative	709,875	497,213	867,025	558,918
Total operating expenses	5,912,695	5,343,826	5,840,157	6,063,187
Loss before state income tax benefit	(1,797,758)	(913,010)	(872,404)	(226,764)
Net (loss) income	(1,797,758)	(913,010)	(872,404)	23,644
Accrued dividends on redeemable preferred stock	(363,649)	(376,982)	(454,197)	(4,462,066)
Preferred stock discount	--	--	(1,444,444)	--
Net loss applicable to common shareholders	$(2,161,407)	$(1,289,992)	$(2,771,045)	$(4,438,422)
Basic and diluted loss per common share	$(0.07)	$(0.04)	$(0.09)	$(0.13)
Weighted average common shares outstanding	30,997,944	30,997,944	31,023,059	33,044,472

