Form 10-Q
period 2004-03-31
AUDIBLE INC
filed 2004-05-17
CIK 1077926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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
Yes ☐ No ☒

As of May 5, 2004, 63,742,201 shares of common stock ("Common Stock"), of the Registrant were outstanding.

1

AUDIBLE, INC.

INDEX

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

AUDIBLE, INC.
CONDENSED BALANCE SHEETS
	March 31, 2004	December 31, 2003

Assets	(unaudited)

Current assets:
Cash and cash equivalents	$9,616,609	$9,074,987
Accounts receivable, net	337,086	245,641
Royalty advances	39,212	72,338
Prepaid expenses and other current assets	561,364	596,720
Inventory	188,552	99,936
Total current assets	10,742,823	10,089,622

Property and equipment, net	724,316	272,851
Other assets	419,328	418,524

Total assets	$11,886,467	$10,780,997

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$687,985	$526,359
Accrued expenses and compensation	2,857,52	2,809,860
Royalty obligations, current	320,500	408,000
Equipment lease obligations, current	402,023	--
Deferred revenue and advances, current	868,136	873,520

Total current liabilities	5,136,165	4,617,739

Deferred cash compensation	55,000	58,750

Commitments and contingencies (see note 8)

Stockholders' equity:
Convertible preferred stock; Series A, par value $.01, 4,500,000 shares authorized, none and 3,277,327 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	--	13,027,375
Convertible preferred stock, Series B, par value $.01, 1,250,000 shares authorized, none and 1,250,000 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	--	1,137,500
Common stock, par value $.01. 120,000,000 shares authorized, 64,255,828 and 45,046,866 shares issued at March 31, 2004 and December 31, 2003 respectively	642,558	450,469
Additional paid-in capital	138,525,472	110,207,527
Deferred compensation	(205,312)	(239,425)
Notes due from stockholders for common stock	(55,000)	(58,750)
Treasury stock at cost: 689,225 shares of common stock at March 31, 2004 and December 31, 2003, respectively	(184,740)	(184,740)
Accumulated deficit	(132,027,676)	(118,235,448)

Total stockholders’ equity	6,695,302	6,104,508

Total liabilities and stockholders’ equity	$11,886,467	$10,780,997

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
CONDENSED STATEMENTS OF OPERATIONS
_______________

	Three Months Ended March 31,

	2004	2003

	(unaudited)	(unaudited)

Revenue, net:
Content and services
Consumer content	$6,559,188	$3,887,585
Services	17,102	28,096

Total content and services	6,576,290	3,915,681
Hardware	181,717	177,215
Other	16,126	16,126

Total revenue, net	6,774,133	4,109,022

Operating expenses:
Cost of content and services revenue	2,093,262	965,629
Cost of hardware revenue	518,035	548,304
Operations	1,143,247	973,850
Technology and development	1,255,132	1,251,973
Marketing	1,152,286	1,463,064
General and administrative	567,178	709,875

Total operating expenses	6,729,140	5,912,695

Income (loss) from operations	44,993	(1,803,673)

Other income (expense)
Interest income	14,967	5,915
Interest expense	(2,188)	--

Other income, net	12,779	5,915

Net income (loss)	57,772	(1,797,758)

Dividends on convertible preferred stock	(614,116)	(363,649)
Charges related to conversion of convertible preferred stock	(9,873,394)	--

Total preferred stock expense	(10,487,510)	(363,649)

Net loss applicable to common stockholders	$(10,429,738)	$(2,161,407)

Basic and diluted net loss per common share	$(0.19)	$(0.07)

Weighted average common shares outstanding	55,993,163	30,997,944

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
_______________

	Three months Ended March 31,

	2004	2003

	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income (loss)	$57,772	$(1,797,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110,525	212,541
Services rendered for common stock and warrants	269,081	584,705
Non-cash compensation charge	34,113	73,278
Non-cash forgiveness of notes due from stockholders for common stock	--	198,995
Deferred cash compensation	(3,750)	--
Changes in assets and liabilities:
Accounts receivable, net	(91,445)	(51,567)
Royalty advances	33,126	(127,741)
Prepaid expenses and other current assets	36,581	125,486
Inventory	(88,616)	(140,243)
Other assets	(2,029)	--
Accounts payable	161,626	128,842
Accrued expenses and compensation	47,661	55,304
Royalty obligations	(87,500)	39,000
Deferred revenue and advances	(5,384)	(43,443)

Net cash provided by (used in) operating activities	471,761	(742,601)

Cash flows from investing activities:
Purchases of property and equipment	(124,501)	(22,618)

Net cash used in investing activities	(124,501)	(22,618)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	2,500	--
Proceeds from exercise of common stock options	223,578	--
Principal payments made on capital lease obligations	(35,466)	--
Payments received on notes due from stockholders for common stock	3,750	--

Net cash provided by financing activities	194,362	--

Increase (decrease) in cash and cash equivalents	541,622	(765,219)
Cash and cash equivalents at beginning of period	9,074,987	2,822,080

Cash and cash equivalents at end of period	$9,616,609	$2,056,861

See note 9 for supplemental disclosure of cash flow information.

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2004 and 2003
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

The Company has experienced recurring losses since its inception and as a result as of March 31, 2004, has an accumulated deficit of $132,027,676. The Company’s cash and cash equivalent balance as of March 31, 2004 was $9,616,609. The Company believes that its cash and cash equivalents balance will enable it to meet its anticipated future cash requirements for operations and capital expenditures for the foreseeable future.

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

(2)  Summary of Significant Accounting Policies

Reclassifications

To enhance the clarity of operating expenses and to better reflect the Company's current business operations, as fully described the Company's 2003 Form 10-K, presentation of the following operations expenses for the three months ended March 31, 2003 have been reclassified to conform to the 2004 presentation.

Statement of operations for the three months ended March 31, 2003	Previously Reported	Reclassifications		After Reclassification

Cost of content and services revenue	984,803	(19,174)	(1)	965,629
Operations (formerly Production)	939,923	33,927	(2)	973,850
Technology and development (formerly Development)	609,432	642,541	(3)	1,251,973
Marketing (formerly Sales and marketing)	1,884,613	(421,549)	(4)	1,463,064
General and administrative	945,620	(235,745)	(5)	709,875

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(unaudited)

(1)	Reclassification of royalties incurred in connection with a technology license to technology and development.

(2)	Operations:

System infrastructure expenses	($524,460)
Allocated general and administrative, net	82,217
Customer service	324,915
Credit card fees	151,255

Total reclassification	$33,927

(3)	Technology and development:

System infrastructure expenses	$524,460
Allocated general and administrative, net	88,841
Technology licenses	29,240

Total reclassification	$642,541

(4)	Marketing

Customer service	($324,915)
Credit cards	(151,255)
Technology license	(10,066)
Allocated general and administrative, net	64,687

Total reclassification	($421,549)

(5)	Reclassification of $(235,745) in net allocated overhead expenses to the other operating expense line items.

Basis of Presentation

The accompanying condensed financial statements as of March 31, 2004, and for the three months ended March 31, 2004 and 2003, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003, from the Company’s Annual Report on Form 10-K.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(unaudited)

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is presented in accordance with the provisions of SFAS No. 128, ''Earnings Per Share.'' Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per common share is equal to basic net loss per common share, since all potential common stock is anti-dilutive for each of the periods presented.

Diluted net loss per common share for the three months ended March 31, 2004 does not include the effects of outstanding options to purchase 9,058,781 shares of common stock and warrants outstanding to purchase 3,223,341 shares of common stock, as the effect of their inclusion is antidilutive during the period. Diluted net loss per common share for the three months ended March 31, 2003 does not include the effects of outstanding options to purchase 7,450,900 shares of common stock; warrants outstanding to purchase 3,542,271 shares of common stock; 13,215,166 shares of common stock issuable on conversion of outstanding Series A Convertible Preferred Stock (“Series A”); and 1,250,000 shares of common stock issuable on conversion of outstanding Series B Convertible Preferred Stock (“Series B”), as the effect of their inclusion is antidilutive during the period.

On February 6, 2004, all outstanding shares of Series A and Series B preferred stock were converted into common shares. See note 3.

Stock-Based Compensation

Statement of Financial Standards No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”), amended FASB Statement No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” provided it discloses the effect of SFAS 123, as amended by SFAS 148, in footnotes to the financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(unaudited)

The Company’s 1999 Stock Incentive Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock based awards to employees. For options granted to new Audible employees as part of their compensation package, the exercise price is determined by the closing price of Audible’s common stock on the day immediately preceding the employees start date. For additional option grants made to existing employees, the exercise price is determined based on the closing price of the day immediately preceding the grant date. The majority of the options granted vest over a fifty month period and expire ten years from the date of the grant.

The Plan originally permitted up to 9,000,000 common stock shares to be issued under the Plan. In September 2003, at the annual meeting of stockholders, the stockholders approved an amendment to the Plan increasing the number of authorized common shares available for issuance under the plan to 12,600,000 shares. As of March 31, 2004 and 2003, options to purchase 9,058,781 and 7,450,900, respectively, shares of common stock were outstanding.

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

	Three Months Ended March 31,
	2004	2003

Net loss applicable to common stockholders as reported	$(10,429,738)	$(2,161,407)

Add: Total stock-based employee compensation cost included in reported net loss applicable to common stockholders (based on intrinsic value method)	$34,113	$73,278

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	$(835,345)	$(1,025,091)

Pro-forma net loss applicable to common stockholders	$(11,230,970)	$(3,113,220)

Basic and diluted net loss per common share:
As Reported	$(0.19)	$(0.07)

Pro Forma	$(0.20)	$(0.10)

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(unaudited)

The Company has used the Black-Scholes option pricing model in calculating the fair value of options and restricted stock awards granted. The assumptions used and the weighted-average information for the three months ended March 31, 2004, 2003 are as follows:

	March 31,

	2004	2003

Risk-free interest rate	3.66%	5.00%
Expected dividend yield	---	---
Expected lives	7 years	7 years
Expected volatility	75%	96%

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(unaudited)

(3)  Stockholders' Equity

The following is a summary of the Stockholders Equity activity for the three months ended March 31, 2004:
	Series A	Series B	Common Stock		Treasury Stock
	Preferred	Preferred
	Stock	Stock	Shares	Par value	Shares	Cost

Balance, December 31, 2003	$13,027,375	$1,137,500	45,046,866	$450,469	(689,225)	$(184,740)

Conversion of Series A Preferred Stock	(13,027,375)		14,008,041	140,080
Conversion of Series B Preferred Stock		(1,137,500)	1,250,000	12,500
Preferred dividends and conversion inducement			3,500,000	35,000
Cashless exercise of common stock warrants			16,359	164
Exercise of warrants			5,000	50
Exercise of options			429,559	4,295
Non-cash compensation charge
Amortization of warrant charges
Repayment of note receivable from shareholders
Net income
Preferred stock expense

Balance, March 31, 2004	$-	$-	64,255,825	$642,558	(689,225)	$(184,740)

	Additional paid-in capital	Deferred Compensation	Notes due from stock- holders for common stock	Accumulated deficit	Total Stockholders Equity

Balance, December 31, 2003	$110,207,527	$(239,425)	$(58,750)	$(118,235,448)	$6,104,508

Conversion of Series A Preferred Stock	12,887,295				-
Conversion of Series B Preferred Stock	1,125,000				-
Preferred dividends and conversion inducement	13,815,000			(3,362,490)	10,487,510
Cashless exercise of common stock warrants	(164)				-
Exercise of warrants	2,450				2,500
Exercise of options	219,283				223,578
Non-cash compensation charge	-	34,113			34,113
Amortization of warrant charges	269,081	-			269,081
Repayment of note receivable from shareholders	-		3,750		3,750
Net income	-			57,772	57,772
Preferred stock expense	-			(10,487,310)	(10,487,310)

Balance, March 31, 2004	$138,525,472	$(205,312)	$(55,000)	$(132,027,676)	$6,695,302

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(unaudited)

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

In March 2000, the Company issued options to purchase 370,000 shares of common stock to employees at $1.00 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over four years. The difference between the fair value and the issue price of these options of $370,000 was recorded as deferred compensation, and is being amortized as an expense straight-line over the vesting term. When employees have left the Company, the remaining unexpensed deferred compensation has been reversed against additional paid-in-capital.

In August 2003, the Company issued options to purchase 1,491,750 shares of common stock to employees at $0.16 less than the fair value of the common stock at the time of issuance. These options are subject to vesting over four years. The difference between the fair value and the issue price of these options of $238,680 was recorded as deferred compensation, and is being amortized as an expense straight-line over the vesting term.

During the three months ended March 31, 2004 and 2003, $34,113 and $73,278 of compensation expense was recognized related to these transactions.

During the three months ended March 31, 2004, the Company issued 429,559 shares of common stock in connection with the exercise of employee stock options and 21,359 shares of common stock in connection with the exercise of warrants by service providers. During the three months ended March 31, 2003, no common shares were issued.

On February 6, 2004, in connection with the conversion of the outstanding Series A stock, the Company issued 17,508,041 shares of common stock to Apax Partners (“Apax”). The Series A conversion was the result of a negotiated agreement where, in addition to the 14,008,041 shares of common stock issuable upon conversion of the outstanding Series A shares in accordance with the terms of conversion, the Company issued to Apax 3,500,000 common shares of common stock and warrants to purchase 1,000,000 shares of common stock. Of the additional 3,500,000 shares issued, 1,169,590 shares were issued in payment of cumulative accrued dividends at the date of conversion, and 2,330,410 shares together with the1,000,000 warrants were issued as an inducement to Apax to convert its Series A shares. The warrants are exercisable at $7.00 a share and expire on February 5, 2011. The fair value of the 2,330,410 shares of common stock and the 1,000,000 warrants of approximately $9,873,394 has been recorded as an inducement charge in the Statement of Operations for the three months ending March 31, 2004.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(unaudited)

On February 6, 2004, the Company issued 1,250,000 shares of common stock to Random House upon conversion of their outstanding Series B Preferred Stock in accordance with the original terms of conversion.

In September 2003, at the annual meeting of shareholders, the stockholders approved an increased in the number of shares of common stock authorized from 75,000,000 to 120,000,000. As of March 31, 2004 and December 31, 2003, the Company had issued 64,255,828 and 45,046,866, respectively, shares of common stock. As of March 31, 2004 and December 31, 2003, the Company had 9,058,781 and 7,450,900 shares of common stock, respectively, reserved for issuance upon exercise of outstanding common stock options, and 3,223,341 and 3,542,271 shares of common stock, respectively, reserved for issuance upon exercise of outstanding warrants. As of December 31, 2003, the Company had 14,008,041 shares of common stock reserved for issuance upon conversion of outstanding Series A stock, and 1,250,000 shares of common stock reserved for issuance upon conversion of outstanding Series B stock.

Convertible Preferred Stock

In February 2001, Microsoft purchased 2,666,666 shares of Series A stock for $10,000,000 at a per share price of $3.75. Each share of Series A was originally convertible into four shares of Common Stock, (equivalent to a price of $.9375 per share), subject to adjustment under certain conditions. As a result of the investment in the Company made by Special Situations Funds in the first quarter of 2002, the conversion rate was adjusted as per the Series A Certificate of Designation to 4.0323 shares of Common Stock. The stock was convertible at the option of the holder at any time. Dividends were payable semi-annually at an annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, the Company was required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. As of August 2003, the Company had issued to Microsoft an aggregate of 807,301 additional shares of Series A covering the dividends payable through June 1, 2003.

In August 2003, Apax purchased from Microsoft the 3,473,967 outstanding shares of Audible Series A stock and agreed to certain amendments to the security. As amended, the Series A was no longer mandatorily redeemable, was convertible at any time by the holders into shares of common stock, and dividends would accrue and compound semi-annually for a period of four years at the rate of 12% per annum. In the event of the conversion of the Series A stock, all accrued but unpaid preferred dividends would be converted into shares of Common Stock. In liquidation, the Audible Series A stock was ranked pari passu with the Company’s Series B and Series C stock.

On February 6, 2004, Apax converted all of its Series A as previously described.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(unaudited)

During the three months ended March 31, 2004 and 2003, $614,116 and $363,649, respectively, was recognized as dividends on the Series A stock.

In March 2002, the Company issued 1,250,000 shares of Series B stock in connection with an amendment to its contract with Random House (see note 6). At any time on or after March 26, 2004, subject to certain conditions, all outstanding shares of Series B stock would have automatically converted to shares of common stock at the then effective conversion price. Effective August 2003, the Audible Series B stock was ranked pari passu with the Company’s Series A stock and Series C stock. On February 6, 2004, Random House converted all of its outstanding Series B stock into 1,250,000 shares of common stock in accordance with the original terms of conversion.

As of February 6, 2004, following the conversion of all preferred Stock, the Company no longer has any special preferences or privileges in the its capital structure.

(4)  Services Agreement

In June 1999, in connection with a services agreement, the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share, which is fully vested, and a warrant to purchase 500,000 shares of common stock at $8.00 per share, which is subject to vesting over a three-year period. The agreement allows for an additional warrant to purchase 250,000 shares of common stock at $8.00 per share upon extension of the agreement for an additional year, also subject to vesting. In January 2001, this services agreement was amended. Under the terms of the amended agreement, the previously issued warrant to purchase 500,000 shares of common stock at $8.00 was replaced with two new warrants. The first new warrant issued, which is fully vested, is for the purchase of 200,000 shares of common stock at $0.91 per share. The second warrant for the purchase of 200,000 shares of common stock at $0.91 per share, was subject to vesting over a 20-month period ending December 31, 2002.

The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and was being amortized as an expense on a straight-line basis over the amended term of the service agreement which ended in January 2003, using variable plan accounting for any unvested portion of shares. Under variable plan accounting, the compensation costs vary each accounting period until the final measurement date. During the three months ended March 31, 2004 and 2003, none and $20,296, respectively, of expense was recorded, primarily as a marketing expense, related to this agreement with the non-cash credit for services to additional paid-in capital.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(unaudited)

(5)  Amazon Agreements

In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement the Company was the exclusive provider of digital spoken audio (as defined) to Amazon.com. On January 24, 2002, the Company signed Amendment No.1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. Under the amendment, the annual fee for Year 3 (which ended January 24, 2003) of the agreement was reduced from $10,000,000 to $1,500,000 and an additional fee of $1,000,000 was payable in Year 2 of the agreement. Also in connection with Amendment No.1, the Company issued 500,000 fully vested common stock warrants to Amazon.com at an exercise price of $1.50 per share, which are exercisable after January 31, 2003. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and was being amortized as an expense on a straight-line basis over the remaining term of the agreement which ended in January 2003. During the three months ended March 31, 2004 and 2003, none and $14,400, respectively, was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital.

During the three-year term of this agreement, as amended, in consideration for certain services, Amazon received $22,500,000 plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com purchased 1,340,033 shares of common stock from the Company for $20,000,000. Under the agreements, the consideration due from Amazon for the purchase of the common stock, and the Company’s obligation for the annual fee for the first two years per the original Co-Branding, Marketing, and Distribution Agreement, which are identical amounts, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders’ equity, and was being amortized over the first two years of the agreement on a straight-line basis. Prior to Amendment No. 1, through January 2002, $10,000,000 had been amortized as a marketing expense related to the initial $20,000,000 of deferred services. Subsequent to Amendment No. 1, the unamortized payment for year 2 of $10,000,000 plus the additional $2,500,000 payment required under the amendment, or $12,500,000, was being amortized on a straight-line basis over the remaining term of the agreement of 24 months which ended in January 2003. During the three months ended March 31, 2004 and 2003, none and $416,667, respectively, was recorded as a marketing expense related to the straight-line amortization of the non-cash portion of deferred services.

During the three months ended March 31, 2004 and 2003, none and $104,167, respectively, was recorded as a marketing expense representing the straight-line amortization of the cash portion of payments due under this agreement.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(unaudited)

(6)  Random House Agreement

On May 5, 2000, Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint are distributed exclusively over the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Over the term of the agreement Audible was to contribute towards the funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment the Company issued 1,250,000 shares of Series B stock. At any time on or after March 26, 2004, subject to certain conditions, all outstanding shares of Series B stock would have automatically converted to shares of common stock at the then effective conversion price. Through December 31, 2002, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004. On February 10, 2003 the agreement was further amended so that Audible was no longer required to pay the $1,500,000 in imprint fees that were due in 2003 and 2004.

The fair value of the Series B stock issued was determined in accordance with EITF Issue No. 01-1, “Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash”. Accordingly, using the measurement date of March 26, 2002, the fair value of the Series B stock issued was determined to be $1,137,500. On April 1, 2002 when the Series B was issued, the Company recorded $547,500 (the difference between the fair value of the shares and the previously recognized accrued liability of $590,000) as deferred services, a component of stockholders’ equity. During the three months ended March 31, 2004 and 2003, none and a credit of $134,997 representing the reversal of the accrual was recorded as a credit to cost of content and services revenue related to this agreement.

The original agreement further provided for Random House to be granted a warrant to purchase 878,333 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the 50-month term of the agreement. The warrants are accounted for using variable plan accounting whereby compensation costs vary each accounting period until the final measurement date. During the three months ended March 31, 2004 and 2003, $1,910 and $129,409, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(unaudited)

(7)  Notes Due from Stockholders for Common Stock

Notes due from stockholders that are current employees and former directors were received by the Company for payment of shares of common stock purchased under the Company's Stock Restriction Agreements. The notes were full recourse promissory notes bearing interest at fixed rates ranging from 7.0% to 8.5% through December 31, 2002 and at 4% subsequent thereto until December 31, 2003. The notes began maturing in the year 2000.

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

As of January 29, 2003, the unpaid principal and unpaid interest balance due on these notes to the Company from stockholders that are employees, net of deductions from the bonuses due to the employees, was $263,240. On January 29, 2003 the employees were notified that the Company would not require them to repay the unpaid principal nor the unpaid interest on the notes payable. The employees are individually responsible for the personal income tax consequences of this debt forgiveness. In connection with this debt forgiveness, the Company recorded a charge of $212,566 in the three months ended March 31, 2003 as a general and administrative expense. This expense is the net of the total amount forgiven by the Company, less the combined offset of all accrued interest. Of this $212,566 forgiveness of debt charge, $198,995 is a non-cash charge, with the remaining $13,571 representing the Company’s payroll taxes obligations in connection with the bonuses paid.

In addition, for the remaining notes issued to former directors in the amount of $58,750 not covered under this debt forgiveness, the Company extended the due dates to December 31, 2003 and reduced the interest rate in 2003 to 4%. In January 2004, the Company received payment of $3,750 on one of the notes from a former director. As of March 31, 2004, the Company is currently pursuing collection of the remaining $55,000 balance of notes outstanding.

(8)  Contingencies

In September 2001, the Company and certain of our officers, directors, and former directors, were named as defendants in several putative class actions filed in the United States District Court for the Southern District of New York. The investment banking firms that were involved in the Company’s 1999 initial public offering (the "IPO") have also been named as defendants. The essence of the plaintiffs' claims is that the underwriter defendants allegedly allocated the opportunity to participate in the IPO by requiring their customers to pay "kickbacks" in

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(unaudited)

excess of the normal commissions and to make subsequent purchases in the after market at prices in excess of the IPO price. Allegedly, the amounts of the "kickbacks" were sometimes calculated as a percentage of the customer's paper profits over some specified period of time after the IPO. It is alleged that these practices were not disclosed in the registration statement and prospectus for the IPO and that, as a result, the defendants violated various provisions of the federal securities laws. Certain of the complaints purport to set forth claims on behalf of persons who acquired the Company’s common stock from July 16, 1999 to September 11, 2001. One other complaint purports to represent a class of persons who acquired the Company’s common stock between July 16, 1999 and December 6, 2000. The complaints do not specify the amount of the compensatory damages the plaintiffs are seeking, but the market loss at issue was in excess of $50 million.

The cases have been consolidated and have been assigned to the same judge who is handling virtually identical cases filed against hundreds of other companies that completed initial public offerings between 1998 and 2000. The Company along with the individual defendants, have been given an indefinite extension of time to respond to the complaints while the plaintiffs focus on pursuing their claims against the underwriters. The Company believes that the claims have no merit and, more specifically, the Company and the individual defendants were not aware of the alleged practices, if they occurred. The Company along with the individual defendants has notified the underwriters who were involved in our IPO that the Company expects those underwriters to indemnify the Company and the individual defendants pursuant to the terms of the underwriting agreement between the Company and the underwriters.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002, the Company along with other non-underwriter defendants in the coordinated cases also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively. Those motions have not yet been decided. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot accurately predict the ultimate outcome of the motions. In addition, the individual defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

The Company is not otherwise a party to any lawsuit or proceeding, which management believes is likely to have a material effect on its business.

(9)  Non-Cash Financing and Investing Activities

Capital lease obligations of $437,489 were incurred during the three-month period ended March 31, 2004, when the Company entered into leases for new property and equipment. No capital leases were entered into during the 2003 period.

Interest expense paid was $2,188 during the three month period ended March 31, 2004. No interest expense was paid during the 2003 period.

    No income tax expenses were paid in the three month periods ended March 31, 2004 and 2003.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto appearing in our 2003 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

Overview

Audible is the Internet’s largest, most diverse provider of premium spoken audio services for content download and playback on personal computers, CD or AudibleReady computer based mobile listening devices. Our customers purchase and download their choice of content, and generally listen during their daily commute or while exercising, when “their eyes are busy but their minds are free.” We believe that the Audible service allows our customers to make better use of their time, allowing them to listen to books, newspapers, magazines and time shifted radio programs that due to their busy lives, they would not have the time to read. Our online store is located at www.audible.com and our single location of operations is Wayne, New Jersey.

Audible has more than 44,000 hours of audio programs and 165 content partners that include leading audiobook publishers, broadcasters, entertainers, magazine and newspaper publishers and business information providers. Most of our customers join the AudibleListener program, where for a monthly fee of either $14.95 or $19.95, they may download and listen to the content of their choice. AudibleListeners provide us with their credit card information and are billed monthly in advance for the AudibleListener service. Customers may also purchase individual audio titles from us on an a la carte basis.

Our customer base has grown to approximately 344,000 as of March 31, 2004. We believe our growth has been driven primarily by our strong collection of content, by the growing trends of downloading and listening to audio on-the-go, and by the growing market for digital audio devices that securely play content from Audible.com. We promote the Audible service through co-marketing partnerships with device manufactures, online promotions, promotions with retailers and our customer-get-customer referral program. In addition, customers at Amazon.com and the Apple iTunes music store can purchase and download Audible content of their choice.

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

Revenue from the sale of consumer content has increased in each of the last four quarters. We expect this trend to continue as we expand our customer base. As of March 31, 2004, more than 344,000 customers in over 120 countries had purchased content from our Web site.

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

Consumer content revenue consists of content sales made from our website and content sold through our agreement with the Apple iTunes Music Store. Revenue from the sale of individual content titles is recognized in the period when the content is purchased. Revenue from the sale of content subscriptions is recognized pro rata over the term of the subscription period. Revenue from the sale of monthly AudibleListener memberships is recognized ratably over the AudibleListener’s monthly membership period. This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred and recognized as content revenue in the following month. At the end of each reporting period, approximately 50% of the AudibleListener membership fees received during the last calendar month in the period is deferred as Deferred Revenue. Revenue from the sale of UltimateListener, our prepaid discounted content package, and gift programs are recognized the earlier of when the content is downloaded or expiration.

Part of our marketing strategy to acquire new AudibleListeners includes retail promotions in which we pay retailers to offer discounts to consumers on their purchase of AudibleReady devices if they become AudibleListener members for twelve months. We also have retail promotions in which we purchase gift certificates from retailers and give them away to our customers for free when they sign up to be AudibleListeners for twelve months. The discounts are recorded as a reduction of revenue in the period the discount is given in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. The cost of gift certificates are recorded as a cost of content and services revenue in accordance with EITF 01-9. As a result of this GAAP accounting treatment, these costs, which we consider marketing, are not included in Marketing expense, but instead, are recorded either as a reduction of revenue, or as part of cost of content and services revenue as described above. Customer refunds, although not material, are also recorded as a reduction in revenue in the period the refund is paid.

Corporate service revenue consists of library sales and audio production services. Where applicable, corporate service revenue is recognized as services are performed after the agreement has been finalized, the price is fixed, and collectibility is assured. Collectibility is based on past transaction history and credit-worthiness of the customer.

Hardware revenue consists of sales of AudibleReady digital audio players sold primarily at a discount or given away when a customer signs up for a one year commitment to our AudibleListener Membership. For multiple-element arrangements in which a customer signs up for a one year membership and receives an audio player for free, revenue is recognized using the relative fair value method under EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, whereby each separate unit of accounting is recognized as revenue at its relative fair value, whereby the delivered item (hardware) is limited to the non-contingent consideration. Since all the consideration paid by the customer is contingent upon delivery of the content, no amount is recorded as hardware revenue under these multiple-element arrangements. The free hardware device reflects the subsidy that we incur to acquire a customer with a one year commitment to AudibleListener. For players sold separately, hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling. Cost of hardware revenue, regardless of whether the player is bundled with a membership or sold separately, is recognized upon shipment.

Other revenue consists of revenue from a license granted for certain technology rights to a device manufacturer which is being recognized on a straight-line basis over the term of the agreement.

We are party to several joint marketing agreements with device such as Apple, Palm, and Hewlett-Packard. Under these agreements, device manufacturers may receive a portion of the content revenue generated over a specified period of time from each new Audible customer referred by them through the purchase of a hand-held electronic device. For example, a purchaser of Hewlett-Packard's hand-held electronic device will be able to use the device and our AudibleManager software to access audible.com and download content. Hewlett-Packard will receive a percentage of the revenue related to content downloaded by this purchaser. These revenue sharing arrangements typically last one or more years from the date the device user becomes an Audible customer.

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

On February 6, 2004, Apax converted all of its Series A stock and accrued dividends into common Stock. The Series A conversion was the result of a negotiated agreement where we issued 3,500,000 common shares and 1,000,000 warrants to purchase common stock to Apax. Of the shares issued, 1,169,590 were issued in payment of cumulative accrued dividends at the date of conversion, and 2,330,410 shares and 1,000,000 warrants were issued as an inducement to Apax to convert its Series A shares. The warrants are exercisable at $7.00 a share and expire February 5, 2011. The fair value of the 2,330,410 shares of common stock and the 1,000,000 warrants of $9,873,394 was expensed in the first quarter of 2004 as an inducement charge. In addition, the dividend charge for the 2004 period during which the Series A stock was outstanding was $614,116.

As of February 6, 2004, following the conversion of all preferred stock we no longer have any special preferences or privileges in our capital structure.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,

	2004	2003
	(unaudited)
Revenue:
Content and services
Consumer content	97%	95%
Services	0	1

Total content and services	97	96
Hardware	3	4
Other	0	0

Total revenue	100%	100%

Operating expenses:
Cost of content and services revenue	31	24
Cost of hardware revenue	8	13
Operations	17	24
Technology and development	18	30
Marketing	17	36
General and administrative	8	17

Total operating expenses	99	144

Income (loss) from operations.	1	(44)

Other income (expense):
Interest income	0	0
Interest expense	0	0

Other income, net	0	0

Net income (loss)	1	(44)

Dividends on convertible preferred stock.	(9)	(9)
Charges related to conversion of convertible preferred stock	(146)	--

Total preferred stock expense	(155)	(9)

Net loss applicable to common stockholders	(154)%	(53)%

Three months ended March 31, 2004 compared to three months ended March 31, 2003.

Content and Services Revenue

The following is our content and services revenue for the three months ended March 31, 2004, and 2003:

Three Months Ended March 31,		Percentage Change

2004	2003	2004 vs. 2003

$6,576,000	$3,916,000	67.9%

Content and services revenue consists of AudibleListener membership revenue, revenue from single title sales, library revenue, bulk content revenue and corporate services revenue.

Content and services revenue has grown primarily due to the growth in our customer base. Our customer base includes all customers that have purchased Audible content at www.audible.com. Our customer base has grown from 229,000 as of March 31, 2003 to 344,000 as of March 31, 2004. We believe the increase in our customer base was driven by continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing. In addition, in October 2003, we began to generate content revenue via sales at the Apple iTunes Music Store. Our customer count does not include those customers that purchased our content at the Apple iTunes Music Store.

Hardware Revenue:

The following is our hardware revenue for the three months ended March 31, 2004, and 2003:

Three Months Ended March 31,		Percentage Change

2004	2003	2004 vs. 2003

$182,000	$177,000	2.8%

Hardware revenue consists of revenue derived primarily from the shipping and handling charge to customers on devices that Audible provides for free to AudibleListeners that commit to a twelve month AudibleListener membership. Also included are separate sales of digital audio players to consumers and libraries.

While hardware revenue has increased slightly during the period our consumer strategy includes giving digital audio players away for free to customers who commit to a 12-month AudibleListener membership. Under ETIF No. 00-21, with these multiple-element arrangements, no revenue is recognized for the delivery of hardware because all consideration paid by the customer is contingent upon delivery of the content.

Other Revenue:

The following is our other revenue for the three month ended March 31, 2004, and 2003:

Three Months Ended March 31,		Percentage Change

2004	2003	2004 vs. 2003

$16,000	$16,000	--%

Other revenue consists of the straight-line amortization of revenue derived from technology licensing fees and was consistent period to period.

Cost of Content and Services Revenue:

The following is our cost of content and services revenue for the three months ended March 31, 2004, and 2003:

Three Months Ended March 31,		As a Percentage of Content and Services Revenue

2004	2003	2004	2003

$2,093,000	$966,000	31.8%	24.7%

Cost of content and services revenue consists primarily of royalties paid to publishers, as well as the amortization of publisher royalty advances and equity securities issued in connection with Random House Audible.

Cost of content and services as a percentage of content and services revenue increased due to the mix of titles sold as well as the introduction of sales at the Apple iTunes Music Store which began in October 2003.

Cost of Hardware Revenue:

The following is our cost of hardware revenue for the three months ended March 31, 2004, and 2003:

Three Months Ended March 31,		Percentage Change

2004	2003	2004 vs. 2003

$518,000	$548,000	(5.5%)

Cost of hardware revenue primarily consists of the cost of Otis digital audio players that are given away or sold to customers.

The cost of hardware revenue declined primarily due to a decline in the per unit cost of the Otis digital audio player.

Operations:

The following is our operations expense for the three months ending March 31, 2004, and 2003:

Three Months Ended March 31,		Percentage Change

2004	2003	2004 vs. 2003

$1,143,000	$974,000	17.4%

Operations expense consists of payroll and related expenses for content acquisition, editorial, audio conversion and customer service and credit card fees.

Operation expenses increased primarily due to $113,000 in higher credit card fees and $92,000 in higher customer service costs, offset in part by lower content acquisition and audio conversion costs.. These increases are related to customer and revenue growth.

Technology and Development:

The following is our technology and development expense for the three months ending March 31, 2004 and 2003:

Three Months Ended March 31,		Percentage Change

2004	2003	2004 vs. 2003

$1,255,000	$1,252,000	0.2%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The slight increase in technology and development expenses was primarily due to $60,000 in higher bandwidth costs, offset in part by a decline in personnel expenses and depreciation expense as a result of certain equipment becoming fully depreciated. As our customer base grows and the number of titles downloaded increases, we need to expand the bandwidth in order for our customers to be able to download their content.

Marketing:

The following is our marketing expense for the three months ending March 31, 2004, and 2003:

Three Months Ended March 31,		Percentage Change

2004	2003	2004 vs. 2003

$1,152,000	$1,463,000	(21.3%)

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners.

Marketing expenses were lower in the 2004 period primarily due to the elimination of $535,000 in amortization related to the expiration of our amended agreement with Amazon.com, offset in part by $263,000 in new warrant charges issued in connection with a services agreement.

General and Administrative:

The following is our general and administrative expense for the three months ending March 31, 2004, and 2003:
Three Months Ended March 31,		Percentage Change

2004	2003	2004 vs. 2003

$567,000	$710,000	(20.1%)

General and administrative expenses consist primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The reduction in expense in the 2004 period is primarily due to the absence of $213,000 in forgiveness of debt which occurred in the 2003 period in connection with promissory notes issued for shares of common stock to stockholders who were current employees, and $54,000 in lower depreciation charges on leasehold improvements due to certain leasehold improvements becoming fully depreciated, offset in part by $39,000 in higher legal fees, $28,000 in higher insurance fees, and $25,000 in higher audit fees.

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

As of March 31, 2004, we had not entered into any derivative financial instruments, other financial instruments or derivative commodity investments that expose us to material market risk. We currently do not and do not plan to engage in derivative instruments or hedging activities.

We have incurred significant losses since inception, and as of March 31, 2004, we had an accumulated deficit of approximately $132,028,000. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in marketing, content acquisition and operations.

Our operating results have varied on a quarterly basis during our short operating history and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may affect our operating results include but are not limited to: (1) the demand for the Audible service; (2) the availability of premium audio content; (3) sales and consumer usage of AudibleReady devices; (4) our ability to acquire new customers; (5) our ability to retain existing customers (6) the introduction of new products or services by a competitor; (7) the cost and availability of acquiring sufficient Web site capacity to meet our customers' needs; (8) technical difficulties with our computer system or the Internet or system downtime; (9) the cost of acquiring audio content; (10) the amount and timing of capital expenditures and other costs relating to the expansion of our operations; and (11) general economic conditions and economic conditions specific to electronic commerce and online media. In the past, we experienced fluctuations in demand for the Audible service based on the level of marketing expenditures, the occurrence of external publicity and the quality of our software and Web site. Any one of these factors could cause our revenue and operating results to vary significantly in the future. In addition, as a strategic response to changes in the competitive environment, we may from time to time make pricing, service or marketing decisions that could cause significant declines in our quarterly revenue.

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

Liquidity and Capital Resources

From inception through the date prior to our initial public offering, we financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from the sales of redeemable convertible stock and warrants prior to our initial public offering were $28,719,000. In July 1999, we completed our IPO and received net proceeds of $38,856,000. Since our IPO, we have raised an additional $15,860,000 in net proceeds through the private sale of our redeemable convertible stock, and an additional $4,186,000 in net proceeds through the private sales of our common stock.

As of March 31, 2004 our cash and equivalents balance was approximately $9,617,000. Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance will enable us to meet our anticipated cash requirements for operations and capital expenditures for the foreseeable future. Beyond that, we may need to raise additional funds through public or private financing or other arrangements. No assurance can be given that such additional financing, when needed, will be available on terms favorable to us, if at all.

Cash Requirements:

At March 31, 2004, our principal source of liquidity was approximately $9,617,000 in cash and cash equivalents.

The following table shows future cash payments due under our commitments and obligations as of March 31, 2004.

Year	Operating Leases	Equipment Leases	Payments due Content Providers	Total

2004 (remaining)	$247,592	$338,879	$320,500	$906,971
2005	$352,889	$75,306	-	$428,195
2006	$375,656	-	-	$375,656
2007	$398,423	-	-	$398,423
2008	$398,423	-	-	$398,423

Total	$1,772,983	$414,185	$320,500	$2,507,668

Sources and Uses of Cash

Net cash provided by operating activities for the three months ended March 31, 2004 was approximately $472,000. Net cash provided by operating activities was primarily attributable to our net income, services rendered for common stock and warrants, increased accounts payable, and depreciation and amortization, offset in part by an increase in accounts receivable and inventory and a decrease in royalty obligations. Net cash used in operating activities for the three months ended March 31, 2003 was approximately $743,000. Net cash used was primarily attributable to our net loss, an increase in royalty advances, and an increase in inventory offset in part by services rendered for common stock and warrants, depreciation and amortization, and the non-cash portion of the forgiveness of employee notes.

Net cash used in investing activities for the three months ended March 31, 2004 and 2003, was approximately $125,000 and 23,000, respectively. Net cash used during both periods was related to purchases of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2004 was approximately $194,000 resulting primarily the exercise of common stock options by employees offset in part by principal payments made on capital lease obligations. There was no net cash provided by or used in financing activities for the three months ended March 31, 2003.

New Accounting Standards

None

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

We are not otherwise party to any lawsuit or proceeding, which management believes is likely to have a material effect on us.

ITEM 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On February 6, 2004, in connection with the conversion of the outstanding Series A stock, we issued 17,508,041 shares of common stock to Apax Partners (“Apax”). The Series A conversion was the result of a negotiated agreement where in addition to the 14,008,041 shares of common stock due to convert the outstanding Series A shares in accordance with the terms of conversion, we issued 3,500,000 shares of common shares and warrants to purchase 1,000,000 shares of common stock to Apax. Of the additional 3,500,000 shares issued, 1,169,590 were issued in payment of cumulative accrued dividends at the date of conversion, and 2,330,410 shares together with the warrants, were issued as an inducement to Apax to convert its Series A shares.

On February 6, 2004, we issued 1,250,000 shares of common stock to Random House to convert the outstanding Series B Preferred Stock in accordance with the original terms of conversion.

Report of Offering of Securities and Use of Proceeds Therefrom

None

ITEM 3.  Defaults Upon Senior Securities

Inapplicable

ITEM 4.  Submission of Matters to Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1*	Amended and Restated Certificate of Incorporation of Audible
	3.1.2 !	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
	3.2*	Amended and Restated Bylaws of Audible
	10.1+*	License Agreement dated November 4, 1998, by and between Microsoft Corporation and Audible
	10.15*	1999 Stock Incentive Plan
	10.15.1&	Amendment No. to Stock Incentive Plan
	10.19*	Office Lease dated June 20, 1997, by and between Audible, as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in-common, as landlord
	10.20*	Sublease Agreement dated July 19, 1996, by and between Audible, as sublessee, and Painewebber Incorporated, as sublessor
	10.26*	Employment Offer Letter from Audible to Andrew Kaplan dated May 25, 1999
	10.28**	Warrant Agreement to purchase 10,000 shares of Common Stock at a price of $7.65 per share, dated October 8, 1999, issued by Audible to National Public Radio, Inc.
	10.29*	Common Stock Purchase Warrant, W-1, issued June 17, 1999, to Robin Williams
	10.30*	Common Stock Purchase Warrant, W-2, issued June 17, 1999, to Robin Williams
	10.30.1##	Amendment No. 1 to Common Stock Purchase Warrant, W-2, issued January 25, 2002, to Robin Williams (relating to Exhibit 10.30)
	10.32++#	Co-Branding, Marketing and Distribution Agreement dated January 30, 2002, by and between Audible and Amazon.com Commerce Services, Inc.
	10.34++!	Amendment No. 1 to Co-Branding, Marketing and Distribution Agreement dated as of January 24, 2002 by and between Amazon.com Commerce Services, Inc. and Audible (relating to Exhibit 10.32)
	10.40***	Settlement Agreement by and between Audible Inc. and investor parties thereto dated February 6, 2004.
	10.41***	Form of common stock warrant issued by Audible Inc. to investor parties in connection with the Series A Settlement Agreement dated February 6, 2004.
	31.1	Quarterly Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
	31.2	Quarterly Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
	32.1	Quarterly Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
	32.2	Quarterly Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*	Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985)

**	Incorporated by reference from the Company’s Form 10K/A for the fiscal year ended December 31, 1999

#	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2000

##	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2001

!	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2001.

>	Incorporated by reference from the Company’s Form 8-K filed on August 5, 2003.

***	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2003.

&	Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 2, 2003.

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

(b)   Reports on Form 8-K

   (1) On January 5, 2004, we filed a Form 8-K containing the press release we issued on December 23, 2003, regarding the automatic conversion of our Series C stock,

   (2)- On February 10, 2004, we filed a Form 8-K containing the press release we issued on February 10, 2004, regarding the conversion of our Series A and B stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIBLE, INC.

By:	/s/ Andrew P. Kaplan

Name:	Andrew P. Kaplan
Title:	Chief Financial Officer and Executive Vice President, Finance and Administration

Dated:  May 17, 2004

