Form 10-Q
period 2004-06-30
AUDIBLE INC
filed 2004-08-13
CIK 1077926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
☒	THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes ☐   No ☒

The aggregate market value of voting stock of the registrant was $270,581,178 based upon the closing price of NASDAQ as of June 30, 2004.

As of August 6, 2004, 21,238,711 shares of common stock ("Common Stock"), of the Registrant were outstanding.

AUDIBLE, INC.

INDEX

FORM 10-Q

PART I -	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements:

	Condensed Balance Sheets as of June 30, 2004 (unaudited)
	and December 31, 2003	3

	Condensed Statements of Operations for the three and six
	months ended June 30, 2004 and 2003 (unaudited)	4

	Condensed Statements of Cash Flows for the six
	months ended June 30, 2004 and 2003 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	23

Item 3.	Qualitative and Quantitative Disclosure
	about Market Risk	36

Item 4.	Controls and Procedures	36

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 2.	Changes in Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Securities Holders	37

Item 5.	Other Information	38

Item 6.	Exhibits and Reports on Form 8-K	38

Signatures		40

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

AUDIBLE, INC.
CONDENSED BALANCE SHEETS
	June 30, 2004	December 31, 2003
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$10,412,267	$9,074,987
Accounts receivable, net	442,984	245,641
Royalty advances	13,800	72,338
Prepaid expenses and other current assets	934,340	596,720
Inventory	202,932	99,936
Total current assets	12,006,323	10,089,622

Property and equipment, net	998,538	272,851
Other assets	20,805	418,524
Total assets	$13,025,666	$10,780,997

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$489,934	$526,359
Accrued expenses and compensation	3,449,855	2,809,860
Royalty obligations	280,500	408,000
Capital lease obligations	424,737	--
Deferred revenue and advances	1,071,838	873,520
Total current liabilities	5,716,864	4,617,739

Deferred cash compensation	--	58,750

Commitments and contingencies (see note 8)

Stockholders' equity:
Convertible preferred stock: Series A, par value $.01, 4,500,000 shares authorized, none and 3,277,327 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	--	13,027,375
Convertible preferred stock, Series B, par value $.01, 1,250,000 shares authorized, none and 1,250,000 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	--	1,137,500
Common stock, par value $.01, 40,000,000 shares authorized, 21,493,458 and 15,015,561 shares issued at June 30, 2004 and December 31, 2003 respectively	214,935	150,156
Additional paid-in capital	139,253,697	110,507,840
Deferred compensation	(183,999)	(239,425)
Notes due from stockholders for common stock	--	(58,750)
Treasury stock at cost: 229,741 shares of common stock at June 30, 2004 and December 31, 2003	(184,740)	(184,740)
Accumulated deficit	(131,791,091)	(118,235,448)
Total stockholders’ equity	7,308,802	6,104,508

Total liabilities and stockholders’ equity	$13,025,666	$10,780,997

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue, net:
Content and services:
Consumer content	$7,938,062	$4,204,999	$14,613,500	$8,092,584
Point of sale rebates	(67,755)	--	(184,005)	--
Services	12,901	30,485	30,003	58,581
Net content and services	7,883,208	4,235,484	14,459,498	8,151,165

Hardware	162,749	175,109	344,466	352,324
Other	16,131	16,126	32,257	32,252
Total revenue, net	8,062,088	4,426,719	14,836,221	8,535,741

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	2,600,606	1,137,954	4,654,768	2,103,583
Discount certificate rebates	305,235	--	344,335	--
Total cost of content and services revenue	2,905,841	1,137,954	4,999,103	2,103,583

Cost of hardware revenue	613,568	512,508	1,131,603	1,060,812
Operations	1,196,685	912,476	2,339,932	1,886,326
Technology and development	1,280,970	1,188,460	2,536,102	2,440,433
Marketing	999,711	1,095,215	2,151,997	2,558,279
General and administrative	840,537	497,213	1,407,715	1,207,088
Total operating expenses	7,837,312	5,343,826	14,566,452	11,256,521

Income (loss) from operations	224,776	(917,107)	269,769	(2,720,780)

Other income (expense)
Interest income	44,688	4,097	59,655	10,012
Interest expense	(14,090)	--	(16,278)	--
Other income, net	30,598	4,097	43,377	10,012

Net income (loss) before income taxes	255,374	(913,010)	313,146	(2,710,768)

Income taxes	(18,789)	--	(18,789)	--

Net income (loss)	236,585	(913,010)	294,357	(2,710,768)
Dividends on convertible preferred stock	--	(376,982)	(614,116)	(740,631)
Charges related to conversion of convertible preferred stock	--	--	(9,873,394)	--
Total preferred stock expense	--	(376,982)	(10,487,510)	(740,631)

Net income (loss) applicable to common stockholders	$236,585	$(1,289,992)	$(10,193,153)	$(3,451,399)

Basic net income (loss) per common share	$0.01	$(0.12)	$(0.51)	$(0.33)
Basic weighted average common shares outstanding	21,238,711	10,332,648	19,936,969	10,332,648

Diluted net income (loss) per common share	$0.01	$(0.12)	$(0.51)	$(0.33)
Diluted weighted average common shares outstanding	23,620,502	10,332,648	19,936,969	10,332,648

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Six months Ended June 30,
	2004	2003
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income (loss)	$294,357	$(2,710,768)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	255,426	308,066
Services rendered for common stock and warrants	432,328	740,690
Non-cash compensation charge	55,426	110,488
Non-cash forgiveness of notes due from stockholders for common stock	--	198,995
Deferred cash compensation	(58,750)	--
Changes in assets and liabilities:
Accounts receivable, net	(197,343)	(121,468)
Royalty advances	58,538	(130,700)
Prepaid expenses and other current assets	(337,620)	210,358
Inventory	(102,996)	(222,928)
Other assets	397,719	(86,769)
Accounts payable	(36,425)	(79,276)
Accrued expenses and compensation	647,495	389,926
Royalty obligations	(127,500)	(18,500)
Deferred revenue and advances	198,318	217,020
Net cash provided by (used in) operating activities	1,478,973	(1,194,866)
Cash flows from investing activities:
Purchases of property and equipment	(237,811)	(41,187)
Net cash used in investing activities	(237,811)	(41,187)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	27,500	--
Proceeds from exercise of common stock options	328,433	--
Principal payments made on capital lease obligations	(318,565)	--
Payments received on notes due from stockholders for common stock	58,750	--
Net cash provided by financing activities	96,118	--

Increase (decrease) in cash and cash equivalents	1,337,280	(1,236,053)
Cash and cash equivalents at beginning of period	9,074,987	2,822,080
Cash and cash equivalents at end of period	$10,412,267	$1,586,027

See note 9 for supplemental disclosure of cash flow information.

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(unaudited)

(1)   Reverse Stock Split

At the annual meeting of stockholders held on June 3, 2004, the stockholders approved a proposal to amend and restate the Company’s certificate of incorporation to effect a reverse stock split and to decrease the authorized number of shares of common stock on a proportional basis. The proposal granted the Company’s Board of Directors ("Board") authority to effect a reverse stock split of the Company’s common stock of between and including two and four shares to be combined into one share of common stock. No fractional shares were to be converted.

On June 3, 2004, the Board approved a reverse stock split in the ratio of one for three shares effective June 17, 2004. On the effective date, each holder of record was deemed to hold one share of common stock for every three shares of common stock held immediately prior to the effective date. The 64,480,374 common shares then issued and outstanding were converted into 21,493,458 shares of common stock. Following the effective date of the reverse stock split, the par value of the common stock remained at $.01 per share.

All share amounts have been retroactively stated for all periods presented to reflect the 1-for-3 reverse stock split.

(2)   Description of Business and Business Conditions

Audible, incorporated on November 3, 1995, was formed to create the Audible service, a solution delivering premium digital spoken audio content from its Web site, audible.com, over the Internet for playback on personal computers and mobile devices. The Company commenced commercial operations in October 1997.

While the Company has reported net income for the three month period ended June 30, 2004, the Company has experienced prior recurring losses since its inception and as a result as of June 30, 2004, has an accumulated deficit of $131,791,091. The Company’s cash and cash equivalent balance as of June 30, 2004 was $10,412,267. The Company believes that its cash and cash equivalents balance will enable it to meet its anticipated future cash requirements for operations and capital expenditures for the foreseeable future.

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

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(unaudited)

(3)   Summary of Significant Accounting Policies

Reclassifications

To enhance the clarity of operating expenses and to better reflect the Company’s current business operations, as fully described in the Company’s 2003 Form 10-K, presentation of the following operating expenses for the three and six months ended June 30, 2003, have been reclassified to conform to the 2004 presentations.

Three months ended June 30, 2003	Previously Reported	Reclassifications		After Reclassification

Cost of content and services revenue	1,157,131	(19,177)	(1)	1,137,954
Operations	811,233	101,243	(2)	912,476
(formerly Production)
Technology and development	608,556	579,904	(3)	1,188,460
(formerly Development)
Marketing	1,525,782	(430,567)	(4)	1,095,215
(formerly Sales and marketing)
General and administrative	728,616	(231,403)	(5)	497,213

Six months ended June 30, 2003	Previously Reported	Reclassifications		After Reclassification

Cost of content and services revenue	2,141,934	(38,351)	(1)	2,103,583
Operations	1,751,156	135,170	(2)	1,886,326
(formerly Production)
Technology and development	1,217,988	1,222,445	(3)	2,440,433
(formerly Development)
Marketing	3,410,395	(852,116)	(4)	2,558,279
(formerly Sales and marketing)
General and administrative	1,674,236	(467,148)	(5)	1,207,088

(1)	Reclassification of royalties incurred in connection with a technology license to technology and development.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(unaudited)

	Three months	Six months
	ended	ended
(2) Operations:	June 30, 2004	June 30,2004
System infrastructure expenses	($ 468,763)	($993,223)
Allocated general and administrative, net	72,952	155,169
Customer service	319,119	644,034
Credit card fees	177,935	329,190
Total reclassification	$101,243	$135,170

(3) Technology and development:
System infrastructure expenses	$468,763	$993,223
Allocated general and administrative, net	81,896	170,737
Technology licenses	29,245	58,485
Total reclassification	$579,904	$1,222,445

(4) Marketing:

Customer service	($ 319,119)	($644,034)
Credit cards fees	(177,935)	(329,190)
Technology license	(10,068)	(20,134)
Allocated general and administrative, net	76,555	141,242
Total reclassification	($ 430,567)	($852,116)

(5)	Reclassification of $(231,403) and $(467,148), respectively, in net allocated overhead expenses to the other operating expense line items.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(unaudited)

Basis of Presentation

The accompanying condensed financial statements as of June 30, 2004, and for the three and six months ended June 30, 2004 and 2003, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003, from the Company’s Annual Report on Form 10-K.

Revenue Recognition

Consumer Content Revenue

Consumer content revenue consists of content sales made from the Company’s website and content sold through the Company’s agreement with the Apple iTunes Music Store. Revenue from the sale of individual content titles is recognized in the period when the content is purchased. Revenue from the sale of content subscriptions is recognized pro rata over the term of the subscription period. Revenue from the sale of monthly AudibleListener memberships is recognized ratably over the AudibleListener's monthly membership period. This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred and recognized as content revenue in the following month. At the end of each reporting period, approximately 50% of the AudibleListener membership fees received during the last calendar month in the period is deferred as Deferred Revenue. Revenue from the sale of UltimateListener, a prepaid discounted content package, and gift programs are recognized the earlier of when the content is downloaded or expiration.

Point of Sale Rebates and Discount Certificate Rebates

Part of the Company’s marketing strategy to acquire new AudibleListeners includes retail promotions. These retail promotions consist of offering rebates to consumers in the form of a discount on their purchase of digital audio players from certain retailers if the customer commits to a twelve-month AudibleListener membership. These rebates take one of two forms. The first type, reflected as point of sale rebates on the statement of operations, relates to a discount given by a third party retailer to a customer on the purchase of a digital audio player at the point of sale of the Audible membership. The cost of these rebates is accounted for as a reduction in content revenue in the period the rebate is given. The second type, reflected

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(unaudited)

as discount certificate rebates on the statement of operations, relate to retailer gift certificates that are given to a customer by Audible at the time the customer purchases the Audible membership. These gift certificates are honored by third party retailers and allow for the customer to purchase a digital audio player at a discounted price from the third party retailer. The cost of these gift certificates is accounted for as a cost of content revenue in the period the gift certificate is given. The accounting for both types of customer rebates as described above is pursuant to Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

Services Revenue

Services revenue consists of library sales and audio production services. Service revenue is recognized as services are performed after the agreement has been finalized, the price is fixed, and collectibility is assured. Collectibility is based on past transaction history and credit- worthiness of the customer. Under multiple element corporate service arrangements, the fair value of different elements cannot usually be determined since the items are not sold separately, therefore revenue is recognized on a straight-line basis over the term of the agreement.

Hardware Revenue

Hardware revenue consists of sales of AudibleReady digital audio players. Most of the Company’s AudibleReady digital audio devices are sold at a discount or given away for free when a customer signs up for a one year commitment to an AudibleListener Membership. For multiple-element arrangements in which a customer signs up for a one year membership and receives an audio player for free, revenue is recognized using the relative fair value method under EITF Issue No. 21, "Revenue Arrangements with Multiple Deliverables", whereby each separate unit of accounting is recognized as revenue at its relative fair value, where the delivered item (hardware) is limited to the non-contingent consideration. Since all the consideration paid by the customer is contingent upon delivery of the content, no amount is recorded as hardware revenue under these multiple-element arrangements. The free hardware device reflects the subsidy incurred to acquire a customer with a one-year commitment to AudibleListener. For players sold separately, hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(unaudited)

Basic and Diluted Net Loss Per Common Share

Basic and diluted net income (loss) per common share is presented in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128, ''Earnings Per Share.'' Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method, and shares issuable upon the conversion of Convertible Preferred Stock using the if-converted method.

For the three month period ended June 30, 2004, diluted net income per common share is computed by dividing net income applicable to common stockholders by the diluted weighted average common shares outstanding. For all other periods presented, diluted net loss per common share is equal to basic net loss per common share, since all potential common stock is anti-dilutive for each of the other periods presented.

The reconciliation of weighted average basic common shares outstanding to weighted average diluted common shares outstanding is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Weighted average basic common shares outstanding	21,238,711	10,332,648	18,664,387	10,332,648
Effect of dilutive potential common shares:
Stock Options	2,063,465	--	--	--
Warrants	318,326	--	--	--

Weighted average diluted common shares outstanding	23,620,502	10,332,648	18,664,387	10,332,648

For the three month period ended June 30, 2004, warrants and stock options with exercise prices greater than the average market price of the common stock in the period of $12.50 per share, were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For all other periods presented, all potential common shares have been excluded from the diluted calculation because the Company was in a net loss position, and their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003

Stock Options	1,089,418	2,497,633	3,152,883	2,497,633
Warrants	737,077	1,180,757	1,055,439	1,180,757
Preferred Series A Stock	--	4,669,359	--	4,669,359
Preferred Series B Stock	--	416,666	--	416,666

Stock-Based Compensation

SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS 148"), amended FASB Statement No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," provided it discloses the effect of SFAS 123, as amended by SFAS 148, in footnotes to the financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method.

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

The Plan originally permitted up to 3,000,000 common stock shares to be issued under the Plan. In September 2003, at the annual meeting of stockholders, the stockholders approved an amendment to the Plan increasing the number of authorized common shares available for issuance under the plan to 4,200,000 shares. As of June 30, 2004 and 2003, options to purchase 3,152,883 and 2,497,633, respectively, shares of common stock were outstanding.

Compensation expense, if any, based on the intrinsic value method is recognized on a straight-line basis over the vesting term. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income (loss) and net income (loss) per common share would have changed to the pro forma amounts indicated in the table below.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) applicable to common shareholders as reported	$236,585	$(1,289,992)	$(10,936,153)	$(3,451,399)

Add: Total stock-based employee compensation cost included in reported net income (loss) applicable to common shareholders (based on intrinsic value method)	$21,313	$19,200	$55,426	$38,400

Deduct: Total stock based employee compensation expense determined under fair value method for all awards	$(895,261)	$(970,409)	$(1,730,606)	$(1,939,910)
Pro-forma net loss	$(637,363)	$(2,241,201)	$(11,868,333)	$(5,352,909)

Basic net income (loss) per common share:
As Reported	$0.01	$(0.12)	$(0.51)	$(0.33)

Pro Forma	$(0.03)	$(0.22)	$(0.60)	$(0.52)

Diluted net income (loss) per common share:
As Reported	$0.01	$(0.12)	$(0.51)	$(0.33)

Pro Forma	$(0.03)	$(0.22)	$(0.60)	$(0.52)

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(unaudited)

The Company has used the Black-Scholes option pricing model in calculating the fair value of options and restricted stock awards granted. The assumptions used and the weighted-average information for the three and six months ended June 30, 2004 and 2003, are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003

Riske-free interest rate	3.66%	5.00%	3.66%	5.00%
Expected dividend yield	--	--	--	--
Expected lives	7 years	7 years	7 years	7 years
Expected volatility	94%	98%	85%	97%

(4)   Stockholders' Equity

The following is a summary of the Stockholders’ Equity activity for the six months ended June 30, 2004. All share data has been retroactively stated for all periods presented to reflect the 1-for-3 reverse stock split.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(unaudited)

	Series A	Series B
	Preferred	Preferred	Common Stock		Treasury Stock
	Stock	Stock	Shares	Par value	Shares	Cost

Balance, December 31, 2003	$13,027,375	$1,137,500	15,015,561	$150,156	(229,741)	$(184,740)

Conversion of Series A Preferred Stock	(13,027,375)	-	4,669,347	46,693	-	-
Conversion of Series B Preferred Stock	-	(1,137,500)	416,666	4,167	-	-
Preferred dividends and conversion inducement	-	-	1,166,666	11,667	-	-
Cashless exercise of common stock warrants	-	-	7,653	77	-	-
Exercise of warrants	-	-	18,332	184	-	-
Exercise of options	-	-	199,233	1,991	-	-
Non-cash compensation charge	-	-	-	-	-	-
Amortization of warrant charges	-	-	-	-	-	-
Repayment of note receivable from shareholders	-	-	-	-	-	-
Reversal of unused accrued expense related to Series C financing	-	-	-	-	-	-
Preferred stock expense	-	-	-	-	-	-
Net income	-	-	-	-	-	-

Balance, June 30, 2004	$-	$-	21,493,458	$214,935	(229,741)	$(184,740)

			Notes due
	Additional		from stock-		Total
	paid-in	Deferred	holders for	Accumulated	Stockholders'
	capital	Compensation	common stock	deficit	Equity

Balance, December 31, 2003	$110,507,840	$(239,425)	$(58,750)	$(118,235,448)	$6,104,508

Conversion of Series A Preferred Stock	12,980,682	-	-	-	-
Conversion of Series B Preferred Stock	1,133,333	-	-	-	-
Preferred dividends and conversion inducement	13,838,333	-	-	(3,362,490)	10,487,510
Cashless exercise of common stock warrants	(77)	-	-	-	-
Exercise of warrants	27,317	-	-	-	27,501
Exercise of options	326,441	-	-	-	328,432
Non-cash compensation charge		55,426	-	-	55,426
Amortization of warrant charges	432,328	-	-	-	432,328
Repayment of note receivable from shareholders	-	-	58,750	-	58,750
Reversal of unused accrued expense related to Series C financing	7,500	-	-	-	7,500
Preferred stock expense	-	-	-	(10,487,510)	(10,487,510)
Net income	-	-	-	294,357	294,357

Balance, June 30, 2004	$139,253,697	$(183,999)	$-	$(131,791,091)	$7,308,802

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(unaudited)

Common Stock

On February 6, 2004, in connection with the conversion of the outstanding Series A Preferred Stock ("Series A"), the Company issued 5,836,013 shares of common stock to Apax Partners ("Apax"). The Series A conversion was the result of a negotiated agreement where, in addition to the 4,669,347 shares of common stock issuable upon conversion of the outstanding Series A shares in accordance with the terms of conversion, the Company issued to Apax 1,166,666 common shares of common stock and warrants to purchase 333,333 shares of common stock. Of the additional 1,166,666 shares issued, 389,863 shares were issued in payment of cumulative accrued dividends at the date of conversion, and 776,803 shares together with the 333,333 warrants were issued as an inducement to Apax to convert its Series A shares. The warrants are exercisable at $21.00 a share and expire on February 5, 2011. The fair value of the 776,803 shares of common stock and the 333,333 warrants of approximately $9,873,394 has been recorded as an inducement charge in the Statement of Operations for the six months ended June 30, 2004.

On February 6, 2004, the Company issued 416,666 shares of common stock to Random House upon conversion of their outstanding Series B Preferred Stock ("Series B") in accordance with the original terms of conversion.

As of June 30, 2004 and December 31, 2003, the Company had issued 21,493,458 and 15,015,561, respectively, shares of common stock. As of June 30, 2004 and December 31, 2003, the Company had 3,152,883 and 2,483,633 shares of common stock, respectively, reserved for issuance upon exercise of outstanding common stock options, and 1,055,439 and 1,180,757 shares of common stock, respectively, reserved for issuance upon exercise of outstanding warrants. As of December 31, 2003, the Company had 4,669,359 shares of common stock reserved for issuance upon conversion of outstanding Series A stock, and 416,666 shares of common stock reserved for issuance upon conversion of outstanding Series B stock.

The Company has on occasion issued options to purchase shares of common stock to employees at a price less than the fair value of the stock at the time of issuance. The difference between the fair value and the price of options issued is recorded as deferred compensation, a component of stockholders’ equity, and is amortized as an expense straight-line over the vesting term of the option. When employees who have these options leave the Company, the remaining unexpensed deferred compensation is reversed against additional paid-in-capital.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(unaudited)

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

During the three and six months ended June 30, 2004, none and $614,116, respectively, was recognized as dividends on the Series A stock. During the three and six months ended June 30, 2003, $376,982 and $740,631, respectively, was recognized as dividends on the Series A stock.

In March 2002, the Company issued 1,250,000 shares of Series B stock in connection with an amendment to its contract with Random House (see note 6). At any time on or after March 26, 2004, subject to certain conditions, all outstanding shares of Series B stock would have automatically converted to shares of common stock at the then effective conversion price. Effective August 2003, the Audible Series B stock was ranked pari passu with the Company’s Series A stock and Series C stock. On February 6, 2004, Random House converted all of its outstanding Series B stock into 333,333 shares of common stock in accordance with the original terms of conversion.

As of February 6, 2004, following the conversion of all preferred Stock, the Company no longer has any special preferences or privileges in the its capital structure.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(unaudited)

(5)   Amazon Agreements

In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement the Company was the exclusive provider of digital spoken audio (as defined) to Amazon.com. On January 24, 2002, the Company signed Amendment No.1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. Under the amendment, the annual fee for Year 3 (which ended January 24, 2003) of the agreement was reduced from $10,000,000 to $1,500,000 and an additional fee of $1,000,000 was payable in Year 2 of the agreement. Also in connection with Amendment No.1, the Company issued 500,000 fully vested common stock warrants to Amazon.com at an exercise price of $1.50 per share, which are exercisable after January 31, 2003. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and was being amortized as an expense on a straight-line basis over the remaining term of the agreement which ended in January 2003. During the six months ended June 30, 2004 and 2003, none and $14,400, respectively, was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital. There was no expense related to this agreement during the three months ended June 30, 2004 and 2003.

During the three-year term of this agreement, as amended, in consideration for certain services, Amazon received $22,500,000 plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com purchased 446,677 shares of common stock from the Company for $20,000,000. Under the agreements, the consideration due from Amazon for the purchase of the common stock, and the Company’s obligation for the annual fee for the first two years per the original Co-Branding, Marketing, and Distribution Agreement, which are identical amounts, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders’ equity, and was being amortized over the first two years of the agreement on a straight-line basis. Prior to Amendment No. 1, through January 2002, $10,000,000 had been amortized as a marketing expense related to the initial $20,000,000 of deferred services. Subsequent to Amendment No. 1, the unamortized payment for year 2 of $10,000,000 plus the additional $2,500,000 payment required under the amendment, or $12,500,000, was being amortized on a straight-line basis over the remaining term of the agreement of 24 months which ended in January 2003. During the six months ended June 30, 2004 and 2003, none and $416,667, respectively, was recorded as a marketing expense related to the straight-line amortization of the non-cash portion of deferred services. There was no expense related to this agreement during the three months ended June 30, 2004 and 2003.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(unaudited)

(6)   Random House Agreement

On May 5, 2000, Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, as defined in the agreement, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint are distributed exclusively over the Internet by Audible. As part of this alliance, Random House, through its Random House Ventures, LLC subsidiary, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Over the term of the agreement Audible was to contribute towards the funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment the Company issued 1,250,000 shares of Series B stock. At any time on or after March 26, 2004, subject to certain conditions, all outstanding shares of Series B stock would have automatically converted to shares of common stock at the then effective conversion price. Through December 31, 2002, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004. On February 10, 2003, the agreement was further amended so that Audible was no longer required to pay the $1,500,000 in imprint fees that were due in 2003 and 2004.

The fair value of the Series B stock issued was determined in accordance with EITF Issue No. 01-1, "Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash". Accordingly, using the measurement date of March 26, 2002, the fair value of the Series B stock issued was determined to be $1,137,500. On April 1, 2002 when the Series B was issued, the Company recorded $547,500 (the difference between the fair value of the shares and the previously recognized accrued liability of $590,000) as deferred services, a component of stockholders’ equity. During the six months ended June 30, 2004 and 2003, none and a credit of $134,997 representing the reversal of the accrual was recorded as a credit to cost of content and services revenue related to this agreement. There was no expense related to this agreement during the three months ended June 30, 2004 and 2003.

The original agreement further provided for Random House to be granted a warrant to purchase 292,777 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the 50-month term of the agreement. The warrants are accounted for using variable plan accounting whereby compensation costs vary each accounting period until the final measurement date. During the three and six months ended June 30, 2004, $163,246 and $165,256, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. During the three and six months ended June 30, 2003, $149,925 and $279,334, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(unaudited)

The Company and Random House continue to operate under the general terms of the agreement which expired on June 30, 2004, with the exception that the works produced under the imprint are no longer exclusive to Audible.

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

In addition, for the remaining notes issued to former directors in the amount of $58,750 not covered under this debt forgiveness, the Company extended the due dates to December 31, 2003 and reduced the interest rate in 2003 to 4%. In January 2004, the Company received payment of $3,750 on one of the notes from a former director. In May 2004, the Company received payment of the last remaining $55,000 balance of notes outstanding.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(unaudited)

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

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(unaudited)

(9)   Supplemental Disclosure of Cash Flow Information
Non-Cash Financing and Investing Activities

Capital lease obligations of $743,302 were incurred during the six month period ended June 30, 2004, when the Company entered into leases for new property and equipment. No capital leases were entered into during the 2003 period.

Reversal of unused accrued expense related to Series C financing of $7,500 was recorded to additional paid in capital during the six month period ended June 30, 2004.

Cash Paid for Interest and Taxes
Interest expense paid was $14,090 during the six month period ended June 30, 2004. No interest expense was paid during the 2003 period.

No income taxes were paid in the six month period ended June 30, 2004 and 2003.

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

Audible has more than 50,000 hours of audio programs and 165 content partners that include leading audiobook publishers, broadcasters, entertainers, magazine and newspaper publishers and business information providers. Most of our customers join the AudibleListener program, where for a monthly fee of either $14.95 or $19.95, they may download and listen to the content of their choice. AudibleListeners provide us with their credit card information and are billed monthly in advance for the AudibleListener service. Customers may also purchase individual audio titles from us on an a la carte basis.

Our customer count has grown to approximately 379,000 as of June 30, 2004. We believe our growth has been driven primarily by our strong collection of content, by the growing trends of downloading and listening to audio on-the-go, and by the growing market for digital audio devices that securely play content from Audible.com. We promote the Audible service through co-marketing partnerships with device manufactures, online promotions, promotions with retailers and our customer-get-customer referral program. In addition, customers at Amazon.com and the Apple iTunes music store can purchase and download Audible content of their choice.

The key drivers of our business include new customer growth, the cost of acquiring a customer, the customer cancellation rate, controlling our costs and sales of Audible content through the Apple iTunes music store.

Our new customer growth is a function of developing compelling advertising and promotion programs to encourage people to try the Audible service for the first time, as well as the creation of marketing partnerships that similarly encourage consumers to try our service. One of our growing sources of new AudibleListeners is via our device rebate program. Under this program, AudibleListeners that subscribe to our AudibleListener service for twelve months qualify for a $75 or $100 rebate on their AudibleReady device purchase. Other sources of new AudibleListeners include our "tell a friend" customer-get-customer program and our marketing efforts directed at converting a la carte purchasers to AudibleListener members. We manage customer acquisition costs by entering primarily into co-marketing deals where we pay for results, rather than advertising impressions. We believe that the customer cancellation rate is minimized by providing the customer with a wide range of high value content, a compelling value proposition and solid customer service.

We plan to continue to focus on new customer growth, expanding our content selection, improving the Audible service, broadening the range of AudibleReady listening devices, broadening our range of marketing and sales partnerships, providing solid customer service and controlling our costs.

Revenue from the sale of consumer content has increased in each of the last four quarters. We expect this trend to continue as we expand our customer count. As of June 30, 2004, more than 379,000 customers in over 120 countries had purchased content from our Web site.

Although we have experienced revenue growth in our content sales in recent periods, there can be no assurance that such growth rates are sustainable, and therefore such growth rates should not be considered indicative of future operating results. There can also be no assurance that we will be able to continue to increase our revenue, or maintain profitability as we did in the three month period ended June 30, 2004, or if increases in revenue and profitability can be sustained. We believe that period-to-period comparisons of our historical operating results are not meaningful and should not be relied upon as an indication of future performance.

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

Part of our marketing strategy to acquire new AudibleListeners includes retail promotions in which we pay retailers to offer discounts to consumers on their purchase of AudibleReady devices if they become AudibleListener members for twelve months. We also have retail promotions in which we purchase gift certificates from retailers and give them away to our customers for free when they sign up to be AudibleListeners for twelve months. The point of sale rebates which are discounts given by a third party retailer to a customer on the purchase of a digital audio player at the point of sale of the Audible membership, are recorded as a reduction of revenue in the period the discount is given in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)". The cost of discount certificate rebates which relate to retailer gift certificates that are given to a customer by Audible at the time the customer purchases the Audible membership, are recorded as a cost of content and services revenue in accordance with EITF 01-9. As a result of this GAAP accounting treatment, these costs, which we consider marketing, are not included in Marketing expense, but instead, are recorded either as a reduction of revenue, or as part of cost of content and services revenue as described above. Customer refunds, although not material, are also recorded as a reduction in revenue in the period the refund is paid.

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

We have joint marketing agreements with device manufacturers such as Apple Corp., Creative Labs, Rio Audio, palmOne, and Hewlett-Packard. Under these agreements, the device manufacturer will receive a portion of the content revenue generated over a specified period of time from each new Audible customer referred by them or using their hand-held electronic device. For example, a purchaser of Hewlett-Packard's hand-held electronic device will be able to use the device and our AudibleManager software to access audible.com and download content. Hewlett-Packard will receive a percentage of the revenue related to content downloaded by this purchaser. These revenue sharing arrangements typically last one or more years from the date the device user becomes an Audible customer.

We have entered into co-marketing agreements whereby where our marketing partners will receive payments from us. The payments to these marketing partners are generally based upon driving potential customers to the Audible website who then become customers.

As of February 6, 2004, following the conversion of all preferred stock, we no longer have any special preferences or privileges in our capital structure.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three and six months ended June 30, 2004 and 2003.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenue:
Content and services
Consumer content	98%	95%	98%	95%
Point of sale rebates	0	-	(1)	-
Services	0	1	0	1
Net content and services	98	96	97	96

Hardware	2	4	3	4
Other	0	0	0	0
Total revenue, net	100%	100%	100%	100%

Operating expenses:
Cost of content and services revenue
Royalties and other content charges	32	26	31	25
Discount certificate rebates	4	-	3	-
Total cost of content and services revenue	36	26	34	25

Cost of hardware revenue	8	12	8	12
Operations	15	20	16	22
Technology and development	16	27	17	29
Marketing	12	25	14	30
General and administrative	10	11	9	14
Total operating expenses	97	121	98	132

Income (loss) from operations.	3	(21)	2	(32)

Other income, net	0	0	0	0

Net income (loss) before taxes	3	(21)	2	(32)

Income taxes	0	--	0	--

Net income (loss)	3	(21)	2	(32)

Dividends on convertible preferred stock.	--	(8)	(4)	(8)
Charges related to conversion of convertible preferred stock	--	--	(66)	--
Total preferred stock expense	--	(8)	(70)	(8)

Net income (loss) applicable to common stockholders	3%	(29)%	(68)%	(40)%

Three months ended June 30, 2004 compared to three months ended June 30, 2003.

Content and Services Revenue

The following is our net content and services revenue for the three months ended June 30, 2004, and 2003:

Three Months Ended June 30,		Percentage Change
2004	2003	2004 vs. 2003
$7,883,000	$4,235,000	86.1%

Net content and services revenue consists of AudibleListener membership revenue, revenue from single title sales, revenue from sales at the Apple iTunes music store, library revenue, point of sale rebates and corporate services revenue.

Net content and services revenue has grown due to the growth in our customer count, revenue from sales at the Apple iTunes music store, and strong results from single titles sold during our summer sale in June 2004. Our customer count has grown from 253,000 as of June 30, 2003 to 379,000 as of June 30, 2004. Our customer count includes all customers that have purchased Audible content at www.audible.com. Our customer count does not include customers that purchased our content at the Apple iTunes Music Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing drove the increase in our customer count.

Hardware Revenue:

The following is our hardware revenue for the three months ended June 30, 2004, and 2003:

Three Months Ended June 30,		Percentage Change
2004	2003	2004 vs. 2003
$163,000	$175,000	(6.9%)

Hardware revenue consists of revenue derived primarily from the shipping and handling charge to customers on devices that Audible provides for free to AudibleListeners that commit to a twelve month AudibleListener membership. Also included are separate sales of digital audio players to consumers and libraries.

Hardware revenue has decreased during the period as we gave away for free more digital audio players s to customers who commit to a 12-month AudibleListener membership. Under EITF No. 00-21, with these multiple-element arrangements, no revenue is recognized for the delivery of hardware because all consideration paid by the customer is contingent upon delivery of the content.

Other Revenue:

The following is our other revenue for the three months ended June 30, 2004, and 2003:

Three Months Ended June 30,		Percentage Change
2004	2003	2004 vs. 2003
$16,000	$16,000	-- %

Other revenue consists of the straight-line amortization of revenue derived from technology licensing fees and was consistent period to period.

Cost of Content and Services Revenue:

The following is our cost of content and services revenue for the three months ended June 30, 2004, and 2003:

Cost of Content and Services	Three Months Ended June 30,			As a Percentage of Content and Services Revenue
	2004	2003		2004	2003
Royalties and other content charges	$2,601,000		$1,138,000	33.3%	26.9%
Discount certificate rebates	$305,000	$	---	3.9%	---
Total cost of content and services revenue	$2,906,000		$1,138,000	36.9%	26.9%

Cost of content and services revenue consists primarily of royalties paid to publishers, the amortization of publisher royalty advances and equity securities issued in connection with Random House Audible, as well as discount certificate rebates.

Cost of content and services increased in the 2004 period as a percentage of content and services revenue increased in part due to the addition of $305,000 in discount certificate rebates, the mix of titles sold in the period, as well as the introduction of sales at the Apple iTunes Music Store which began in October 2003 which have a lower margin for us.

Cost of Hardware Revenue:

The following is our cost of hardware revenue for the three months ended June 30, 2004, and 2003:

Three Months Ended June 30,		Percentage Change
2004	2003	2004 vs. 2003
$614,000	$513,000	19.7%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

The cost of hardware revenue increased as we gave away for free more digital audio players to customers who commit to a 12-month AudibleListerner membership.

Operations:

The following is our operations expense for the three months ended June 30, 2004, and 2003:

Three Months Ended June 30,		Percentage Change
2004	2003	2004 vs. 2003
$1,197,000	$912,000	31.3%

Operations expense consists of payroll and related expenses for content acquisition, editorial, audio conversion and customer service and credit card fees.

Operation expenses increased primarily due to $142,000 in higher credit card fees, $74,000 in higher customer service costs, and $38,000 in higher allocated overhead expenses. These increases are related to customer and revenue growth.

Technology and Development:

The following is our technology and development expense for the three months ending June 30, 2004 and 2003:

Three Months Ended June 30,		Percentage Change
2004	2003	2004 vs. 2003
$1,281,000	$1,188,000	7.8%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expenses was primarily due to $95,000 in higher bandwidth costs and $54,000 in higher consultant expenses offset in part by a decline in personnel expenses. As our customer count grows and the number of titles downloaded increases, we continually expand our bandwidth in order for our customers to be able to download their content.

Marketing:

The following is our marketing expense for the three months ended June 30, 2004, and 2003:

Three Months Ended June 30,		Percentage Change
2004	2003	2004 vs. 2003
$1,000,000	$1,095,000	(8.7%)

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners.

Marketing expenses were lower in the 2004 period primarily due to $101,000 in reduced consultant expense and $65,000 in lower co-marketing and bounty payments, offset in part by higher advertising and personnel expenses.

General and Administrative:

The following is our general and administrative expense for the three months ended June 30, 2004, and 2003:

Three Months Ended June 30,		Percentage Change
2004	2003	2004 vs. 2003
$841,000	$497,000	69.2%

General and administrative expenses consist primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The increase in expense in the 2004 period is primarily due to $253,000 in increased legal fees related to our international expansion plans, $50,000 in NASDAQ relisting fees, $37,000 in increased professional fees, and $28,000 in increased audit fees, offset in part by reduced compensation expense.

Six months ended June 30, 2004 compared to six months ended June 30, 2003.

Net Content and Services Revenue

The following is our content and services revenue for the six months ended June 30, 2004, and 2003:

Six Months Ended June 30,		Percentage Change
2004	2003	2004 vs. 2003
$14,460,000	$8,152,000	77.4%

Net content and services revenue consists of AudibleListener membership revenue, revenue from single title sales, revenue from sales at the Apple iTunes music store, library revenue, point of sale rebates and corporate services revenue.

Net content and services revenue has grown due to the growth in our customer count, revenue from sales at the Apple iTunes music store, and strong results from single titles sold during our summer sale in June 2004. Our customer count has grown from 253,000 as of June 30, 2003 to 379,000 as of June 30, 2004. Our customer count includes all customers that have purchased Audible content at www.audible.com. Our customer count does not include customers that purchased our content at the Apple iTunes Music Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing drove the increase in our customer count

Hardware Revenue:

The following is our hardware revenue for the six months ended June 30, 2004, and 2003:

Six Months Ended June 30,		Percentage Change
2004	2003	2004 vs. 2003
$344,000	$352,000	(2.3%)

Hardware revenue consists of revenue derived primarily from the shipping and handling charge to customers on devices that Audible provides for free to AudibleListeners that commit to a twelve month AudibleListener membership. Also included are separate sales of digital audio players to consumers and libraries.

Hardware revenue has decreased as we gave more digital audio players away for free to customers who commit to a 12-month AudibleListener membership. Under EITF No. 00-21, with these multiple-element arrangements, no revenue is recognized for the delivery of hardware because all consideration paid by the customer is contingent upon delivery of the content.

Other Revenue:

The following is our other revenue for the six months ended June 30, 2004, and 2003:

Six Months Ended June 30,		Percentage Change
2004	2003	2004 vs. 2003
$32,000	$32,000	-- %

Other revenue consists of the straight-line amortization of revenue derived from technology licensing fees and was consistent period to period.

 Cost of Content and Services Revenue:

The following is our cost of content and services revenue for the six months ended June 30, 2004, and 2003:

Cost of Content and Services	Six Months Ended June 30,			As a Percentage of Content and Services Revenue
	2004		2003	2004	2003
Royalties and other content charges	$4,655,000		$2,104,000	32.1%	25.8%
Discount certificate rebates	$344,000	$	---	2.4%	---
Total cost of content and services revenue	$4,999,000		$2,104,000	34.5%	25.8%

Cost of content and services revenue consists primarily of royalties paid to publishers, the amortization of publisher royalty advances and equity securities issued in connection with Random House Audible, as well as discount certificate rebates.

Cost of content and services increased in the 2004 period as a percentage of content and services revenue increased in part due to the addition of $344,000 in point of sale rebates, the mix of titles sold in the period, as well as the introduction of sales at the Apple iTunes Music Store which began in October 2003.

Cost of Hardware Revenue:

The following is our cost of hardware revenue for the six months ended June 30, 2004, and 2003:

Six Months Ended June 30,		Percentage Change
2004	2003	2004 vs. 2003
$1,132,000	$1,061,000	6.7%

Cost of hardware revenue primarily consists of the cost of digital audio players that are given away or sold to customers.

The cost of hardware revenue increased primarily due to additional costs associated with more digital audio players given away for free when customers commit to a 12-month AudibleListener Membership.

Operations:

The following is our operations expense for the six months ended June 30, 2004, and 2003:

Six Months Ended June 30,		Percentage Change
2004	2003	2004 vs. 2003
$2,340,000	$1,886,000	24.1%

Operations expense consists of payroll and related expenses for content acquisition, editorial, audio conversion and customer service and credit card fees.

Operation expenses increased primarily due to $255,000 in higher credit card fees, $166,000 in higher customer service costs, and $73,000 in higher allocated overhead costs, offset in part by lower content acquisition and audio conversion costs. These increases are related to customer and revenue growth.

Technology and Development:

The following is our technology and development expense for the six months ended June 30, 2004 and 2003:

Six Months Ended June 30,		Percentage Change
2004	2003	2004 vs. 2003
$2,536,000	$2,440,000	3.9%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expenses was primarily due to $155,000 in higher bandwidth costs and $126,000 in higher consultant expenses offset in part by a decline in personnel expenses. As our customer count grows and the number of titles downloaded increases, we need to expand the bandwidth in order for our customers to be able to download their content.

Marketing:

The following is our marketing expense for the six months ending June 30, 2004, and 2003:

Six Months Ended June 30,		Percentage Change
2004	2003	2004 vs. 2003
$2,152,000	$2,558,000	(15.9%)

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners.

Marketing expenses were lower in the 2004 period primarily due to the elimination of $535,000 in amortization related to the expiration of our amended agreement with Amazon.com, and the reduction of $221,000 in consultant expenses, offset in part by $257,000 in new warrant charges issued in connection with a services agreement and higher personnel costs.

General and Administrative:

The following is our general and administrative expense for the six months ending June 30, 2004, and 2003:

Six Months Ended June 30,		Percentage Change
2004	2003	2004 vs. 2003
$1,408,000	$1,208,000	16.6%

General and administrative expenses consist primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The increase in expense in the 2004 period is primarily due to $293,000 in increased legal fees, related to our international expansion plans, $60,000 in increased professional fees, $50,000 in NASDAQ relisting fees, and $53,000 in increased audit fees, offset in part by the absence of $213,000 in forgiveness of debt which occurred in the 2003 period in connection with promissory notes issued for shares of common stock to stockholders, and $45,000 in lower depreciation charges on leasehold improvements due to certain leasehold improvements becoming fully depreciated.

Factors Affecting Operating Results

We have only a limited operating history with which to evaluate our business and prospects. Our limited operating history and emerging nature of the market for Internet-delivered audio content makes predicting our future operating results difficult. In addition, our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development in new and rapidly evolving markets, specifically the rapidly evolving market for delivery of audio content over the Internet. These risks include our ability to:

• acquire and retain customers;
• sell Audible content through the Apple iTunes Music Store
• control customer acquisition costs
• minimize customer cancellation rates
• build awareness and acceptance of audible.com, the AudibleReady format and AudibleReady devices;
• extend existing and acquire new content provider relationships;
• manage growth to stay competitive and fulfill customer demand; and
• generate cash from operations and/or raise capital.

If we fail to manage these risks successfully, it would materially adversely affect our financial performance.

As of June 30, 2004, we had not entered into any derivative financial instruments, other financial instruments or derivative commodity investments that expose us to material market risk. We currently do not and do not plan to engage in derivative instruments or hedging activities.

We have incurred significant losses since inception, and as of June 30, 2004, we had an accumulated deficit of approximately $131,791,000. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in marketing, content acquisition and operations.

Our operating results have varied on a quarterly basis during our short operating history and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may affect our operating results include but are not limited to: (1) the demand for the Audible service; (2) Sales of Audible content through the Apple iTunes Music Store, (3) the availability of premium audio content; (4) sales and consumer usage of AudibleReady devices; (5) our ability to acquire new customers; (6) our ability to retain existing customers (7) the introduction of new products or services by a competitor; (8) the cost and availability of acquiring sufficient Web site capacity to meet our customers' needs; (9) technical difficulties with our computer system or the Internet or system downtime; (10) the cost of acquiring audio content; (11) the amount and timing of capital expenditures and other costs relating to the expansion of our operations; and (12) general economic conditions and economic conditions specific to electronic commerce and online media. In the past, we experienced fluctuations in demand for the Audible service based on the level of marketing expenditures, the occurrence of external publicity and the quality of our software and Web site. Any one of these factors could cause our revenue and operating results to vary significantly in the future. In addition, as a strategic response to changes in the competitive environment, we may from time to time make pricing, service or marketing decisions that could cause significant declines in our quarterly revenue.

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

As of June 30, 2004, our cash and equivalents balance was approximately $10,412,000. Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance will enable us to meet our anticipated cash requirements for operations and capital expenditures for the foreseeable future. Beyond that, we may need to raise additional funds through public or private financing or other arrangements. No assurance can be given that such additional financing, when needed, will be available on terms favorable to us, if at all.

Cash Requirements:

At June 30, 2004, our principal source of liquidity was approximately $10,412,000 in cash and cash equivalents.

The following table shows future cash payments due under our commitments and obligations as of June 30, 2004.

Year	Operating Leases	Capital Leases	Royalty Obligations	Total

2004 (remaining)	$165,061	$274,760	$280,500	$720,321
2005	$352,889	$149,977	-	$502,866
2006	$375,656	-	-	$375,656
2007	$398,423	-	-	$398,423
2008	$398,423	-	-	$398,423

Total	$1,690,452	$424,737	$280,500	$2,395,689

Sources and Uses of Cash

Net cash provided by operating activities for the six months ended June 30, 2004 was approximately $1,479,000. Net cash provided by operating activities was primarily attributable to our net income, increase in accrued expenses and compensation, services rendered for common stock and warrants, and depreciation and amortization, offset in part by an increase in prepaid expenses and other current assets, accounts receivable and inventory and a decrease in royalty obligations. Net cash used in operating activities for the six months ended June 30, 2003 was approximately $1,195,000. Net cash used was primarily attributable to our net loss, an increase in inventory, an increase in royalty advances, and an increase in accounts receivable, offset in part by services rendered for common stock and warrants, an increase in accrued expenses and compensation, depreciation and amortization, and the non-cash portion of the forgiveness of employee notes.

Net cash used in investing activities for the six months ended June 30, 2004 and 2003, was approximately $238,000 and $41,000, respectively. Net cash used during both periods was related to purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2004 was approximately $96,000 resulting primarily from the exercise of common stock options by employees offset in part by principal payments made on capital lease obligations. There was no net cash provided by or used in financing activities for the six months ended June 30, 2003.

New Accounting Standards

In December 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") that addresses the consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. We adopted FIN 46 on March 31, 2004. As a result of its continuing evaluation of the effect that the adoption of FIN 46 will have on the Company’s results of operations and financial condition, the Company believes that it is reasonably possible that future agreements will qualify as variable interest entities.  We hold no variable interests as of June 30, 2004.

ITEM 3.   Qualitative and Quantitative Disclosure about Market Risk

We do not have operations subject to risk of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. The interest bearing portion of our cash and cash equivalent balances are kept in money-market accounts so we are exposed to interest risk only to the extent of interest income.

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

ITEM 2.   Changes in Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None

Report of Offering of Securities and Use of Proceeds There from
None

ITEM 3.   Defaults Upon Senior Securities
Inapplicable

ITEM 4.   Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders on June 3, 2004 (the "Annual Meeting").

(b) Inapplicable

(c) The following matters were voted upon at the Annual Meeting:

(i) The election of two directors to serve until the 2007 annual meeting of stockholders, and until their successors are elected and duly qualified, by 98.6% of the common stock present and voting at the meeting voting for Messers Knowlton, Patricof, and Zeev as follows:

Nominee	For	Against or Withheld
Winthrop Knowlton	11,367,170	184,298
Allan Patricof	11,419,120	132,348
Oren Zeev	11,369,807	181,662

(ii) The appointment of KPMG LLP as our independent auditors for the year ending December 31, 2004 was ratified by 99.9% of the shares of common stock present and voting at the meeting (votes for: 11,616,657; votes against or withheld: 728; abstention 750).

(iii) An amendment to the Company’s Amended and Restated Certificate of Incorporation to Effect Reverse Stock Split and Decrease the Authorized Number of Shares of the Company’s Common Stock on a Proportional Basis was ratified by the holders of 53.8% of the shares of Company’s outstanding shares of common stock (votes for: 11,415,110; votes against or withheld: 135,455; abstention: 903.)

(d) Inapplicable
None

ITEM 5.   Other Information

None

ITEM 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

3.1*	Amended and Restated Certificate of Incorporation of Audible
3.1.2 !	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3.2*	Amended and Restated Bylaws of Audible
10.1+*	License Agreement dated November 4, 1998, by and between Microsoft Corporation and Audible
10.15*	1999 Stock Incentive Plan
10.15.1	Amendment No. 1 to Stock Incentive Plan
10.19*	Office Lease dated June 20, 1997, by and between Audible, as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in-common, as landlord

10.20*	Sublease Agreement dated July 19, 1996, by and between Audible, as sublessee, and Painewebber
Incorporated, as sublessor
10.26*	Employment Offer Letter from Audible to Andrew Kaplan dated May 25, 1999
10.28**	Warrant Agreement to purchase 3,333 shares of Common Stock at a price of $22.95 per share, dated October 8, 1999, issued by Audible to National Public Radio, Inc.
10.29*	Common Stock Purchase Warrant, W-1, issued June 17, 1999, to Robin Williams
10.30*	Common Stock Purchase Warrant, W-2, issued June 17, 1999, to Robin Williams
10.30.1##	Amendment No. 1 to Common Stock Purchase Warrant, W-2, issued January 25, 2002, to Robin Williams (relating to Exhibit 10.30)
10.40***	Settlement Agreement by and between Audible Inc. and investor parties thereto dated February 6, 2004.
10.41***	Form of common stock warrant issued by Audible Inc. to investor parties in connection with the Series A Settlement Agreement dated February 6, 2004.
31.1	Quarterly Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
31.2	Quarterly Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
32.1	Quarterly Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
32.2	Quarterly Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*	Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985)

**	Incorporated by reference from the Company’s Form 10K/A for the fiscal year ended December 31, 1999

#	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2000

##	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2001

!	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2001.

>	Incorporated by reference from the Company’s Form 8-K filed on August 5, 2003.

***	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2003.

&	Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 2, 2003.

+	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 406 of the Securities Act of 1933.

++	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(b) Reports on Form 8-K
(1) On May 4, 2004, we filed a Form 8-K containing the press release we issued on May 4, 2004, announcing our financial results for the quarter ended March 31, 2004.

(2) On June 3, 2004, we filed a Form 8-K containing the press release we issued on June 3, 2004, announcing the approval by the Company’s stockholders of the reverse split at the Company’s annual meeting.

(3) On June 17, 2004, we filed a Form 8-K containing the press release we issued on June 16, 2004, announcing the June 17, 2004 effectiveness of the one for three reverse split of the Company’s Common Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIBLE, INC.

Date: August 13, 2004	By:	/s/

	Name:	Andrew P. Kaplan
	Title:	Chief Financial Officer and Executive Vice President, Finance and Administration

