Form 10-Q
period 2004-09-30
AUDIBLE INC
filed 2004-11-15
CIK 1077926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
☒	THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes ☐ No ☒

As of November 1, 2004, 21,289,966 shares of common stock ("Common Stock"), of the Registrant were outstanding

AUDIBLE, INC.

INDEX

FORM 10-Q

PART I -	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements:

	Condensed Balance Sheets as of September 30, 2004 (unaudited)
	and December 31, 2003	3

	Condensed Statements of Operations for the three and nine
	months ended September 30, 2004 and 2003 (unaudited)	4

	Condensed Statements of Cash Flows for the nine
	months ended September 30, 2004 and 2003 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	25

Item 3.	Qualitative and Quantitative Disclosures
	about Market Risk	41

Item 4.	Controls and Procedures	41

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

	Signatures	45

AUDIBLE, INC
PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2004	December 31, 2003
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$11,447,683	$9,074,987
Accounts receivable, net	530,230	245,641
Accounts receivable from related parties	65,762	--
Royalty advances	28,500	72,338
Prepaid expenses and other current assets	638,424	596,720
Inventory	150,838	99,936
Total current assets	12,861,437	10,089,622

Property and equipment, net	963,950	272,851
Other assets	20,805	418,524
Total assets	$13,846,192	$10,780,997

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$713,989	$526,359
Accrued expenses and compensation	3,567,463	2,809,860
Royalty obligations	261,500	408,000
Capital lease obligations	274,864	--
Deferred revenue and advances	1,186,249	873,520
Total current liabilities	6,004,065	4,617,739

Deferred cash compensation	--	58,750

Commitments and contingencies (see note 10)

Stockholders' equity:
Convertible preferred stock: Series A, par value $.01, 4,500,000 shares authorized, none and 3,277,327 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	--	13,027,375
Convertible preferred stock: Series B, par value $.01, 1,250,000 shares authorized, none and 1,250,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	--	1,137,500
Common stock, par value $.01, 40,000,000 shares authorized, 21,511,041 and 15,015,518 shares issued at September 30, 2004 and December 31, 2003 respectively	215,110	150,155
Additional paid-in capital	139,288,050	110,507,841
Deferred compensation	(169,086)	(239,425)
Notes due from stockholders for common stock	--	(58,750)
Treasury stock at cost: 229,741 shares of common stock at September 30, 2004 and December 31, 2003	(184,740)	(184,740)
Accumulated deficit	(131,307,207)	(118,235,448)
Total stockholders’ equity	7,842,127	6,104,508

Total liabilities and stockholders’ equity	$13,846,192	$10,780,997

See accompanying notes to condensed financial statements.

AUDIBLE, INC

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue, net:
Content and services:
Consumer content	$9,110,575	$4,789,921	$23,724,075	$12,882,505
Point of sale rebates	(101,640)	--	(285,645)	--
Services	17,791	20,337	47,794	78,918
Net content and services	9,026,726	4,810,258	23,486,224	12,961,423

Hardware	186,408	136,198	530,874	488,522
Related party revenue	65,762	--	65,762	--
Other	--	16,126	32,257	48,378
Total revenue, net	9,278,896	4,962,582	24,115,117	13,498,323

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	2,838,098	1,331,162	7,492,866	3,434,745
Discount certificate rebates	434,170	--	778,505	--
Total cost of content and services revenue	3,272,268	1,331,162	8,271,371	3,434,745

Cost of hardware revenue	747,734	444,544	1,879,337	1,505,356
Operations	1,318,442	960,695	3,658,374	2,847,021
Technology and development	1,271,737	1,198,418	3,807,839	3,638,851
Marketing	1,180,929	1,038,313	3,332,926	3,596,592
General and administrative	959,518	867,025	2,367,233	2,074,113
Total operating expenses	8,750,628	5,840,157	23,317,080	17,096,678

Income (loss) from operations	528,268	(877,575)	798,037	(3,598,355)

Other income (expense)
Interest income	23,467	5,171	83,122	15,183
Interest expense	(10,069)	--	(26,347)	--
Other income, net	13,398	5,171	56,775	15,183

Income (loss) before income taxes	541,666	(872,404)	854,812	(3,583,172)

Income taxes	(57,782)	--	(76,571)	--

Net income (loss)	483,884	(872,404)	778,241	(3,583,172)
Dividends on convertible preferred stock	--	(454,197)	(614,116)	(1,194,828)
Preferred stock discount	--	(1,444,444)	--	(1,444,444)
Charges related to conversion of convertible preferred stock		--	(9,873,394)	--
Total preferred stock expense	--	(1,898,641)	(10,487,510)	(2,639,272)

Net income (loss) applicable to common stockholders	$483,884	$(2,771,045)	$(9,709,269)	$(6,222,444)

Basic net income (loss) per common share	$0.02	$(0.27)	$(0.48)	$(0.60)
Basic weighted average common shares outstanding	21,270,416	10,341,019	20,394,380	10,335,469

Diluted net income (loss) per common share	$0.02	$(0.27)	$(0.48)	$(0.60)
Diluted weighted average common shares outstanding	23,678,669	10,341,019	20,394,380	10,335,469

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
	Nine months Ended
	September 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$778,241	$(3,583,172)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	377,284	403,555
Services rendered for common stock and warrants	432,327	884,068
Non-cash compensation charge	70,339	139,630
Non-cash forgiveness of notes due from stockholders for common stock	--	198,995
Deferred cash compensation	(58,750)	--
Changes in assets and liabilities:
Accounts receivable, net	(284,589)	(61,330)
Accounts receivable from related parties	(65,762)	--
Royalty advances	43,838	11,761
Prepaid expenses and other current assets	(41,704)	394,655
Inventory	(50,902)	(123,062)
Other assets	397,719	(238,427)
Accounts payable	187,630	(461,616)
Accrued expenses and compensation	765,103	646,662
Royalty obligations	(146,500)	(132,500)
Deferred revenue and advances	312,729	185,390
Net cash provided by (used in) operating activities	2,717,003	(1,735,391)

Cash flows from investing activities:
Purchases of property and equipment	(325,080)	(93,979)
Net cash used in investing activities	(325,080)	(93,979)

Cash flows from financing activities:
Proceeds from sale of Series C Convertible Preferred Stock, net	--	5,859,772
Proceeds from exercise of common stock warrants	27,500	--
Proceeds from exercise of common stock options	362,962	30,037
Principal payments made on capital lease obligations	(468,439)	--
Payments received on notes due from stockholders for common stock	58,750	--
Net cash (used in) provided by financing activities	(19,227)	5,889,809

Increase in cash and cash equivalents	2,372,696	4,060,439
Cash and cash equivalents at beginning of period	9,074,987	2,822,080
Cash and cash equivalents at end of period	$11,447,683	$6,882,519

See note 11 for supplemental disclosure of cash flow information.

See accompanying notes to condensed financial statements.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)
(1)	Reverse Stock Split

At the annual meeting of stockholders held on June 3, 2004, the stockholders approved a proposal to amend and restate the Company’s certificate of incorporation to effect a reverse stock split and to decrease the authorized number of shares of common stock on a proportional basis. The proposal granted the Company’s Board of Directors (“Board”) authority to effect a reverse stock split of the Company’s common stock of between and including two and four shares to be combined into one share of common stock. No fractional shares were to be converted.

On June 3, 2004, the Board approved a reverse stock split in the ratio of one for three shares effective June 17, 2004. On the effective date, each holder of record was deemed to hold one share of common stock for every three shares of common stock held immediately prior to the effective date. The 64,480,374 common shares then issued and outstanding were converted into 21,493,415 shares of common stock. Following the effective date of the reverse stock split, the par value of the common stock remained at $.01 per share.

All share numbers and amounts have been retroactively restated for all periods presented to reflect the 1-for-3 reverse stock split.

(2)	Description of Business and Business Conditions

The Business

Audible, incorporated on November 3, 1995, was formed to create the Audible service, a solution delivering premium digital spoken audio content from its Web site, audible.com, over the Internet for playback on personal computers and mobile devices. The Company commenced commercial operations in October 1997.

While the Company has reported net income for the three month period ended September 30, 2004, the Company has experienced prior recurring losses since its inception and as a result as of September 30, 2004, has an accumulated deficit of $131,307,207. The Company’s cash and cash equivalent balance as of September 30, 2004 was $11,447,683. The Company believes that its cash and cash equivalents balance will enable it to meet its anticipated future cash requirements for operations and capital expenditures for the foreseeable future.

The Company may need to raise additional funds to finance its continued growth. No assurance can be given that such additional financing, if needed, will be available on terms favorable to the Company or to its stockholders, if at all.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)

(3)	Summary of Significant Accounting Policies

Reclassifications

To enhance the clarity of operating expenses and to better reflect the Company’s current business operations, as fully described in the Company’s 2003 Form 10-K, presentation of the following operating expenses for the three and nine months ended September 30, 2003, have been reclassified to conform to the 2004 presentations.

Three months ended September 30, 2003	Previously Reported	Reclassifications		After Reclassification

Cost of content and services revenue	1,351,606	(20,444)	(1)	1,331,162
Operations	1,034,313	(73,618)	(2)	960,695
(formerly Production)
Technology and development	590,434	607,984	(3)	1,198,418
(formerly Development)
Marketing	1,514,568	(476,255)	(4)	1,038,313
(formerly Sales and marketing)
General and administrative	904,692	(37,667)	(5)	867,025

Nine months ended September 30, 2003	Previously Reported	Reclassifications		After Reclassification

Cost of content and services revenue	3,493,540	(58,795)	(1)	3,434,745
Operations	2,785,469	61,552	(2)	2,847,021
(formerly Production)
Technology and development	1,808,422	1,830,429	(3)	3,638,851
(formerly Development)
Marketing	4,924,963	(1,328,371)	(4)	3,596,592
(formerly Sales and marketing)
General and administrative	2,578,928	(504,815)	(5)	2,074,113

(1)	Reclassification of royalties incurred in connection with a technology license to technology and development.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)
	Three months	Nine months
	ended	ended
	September 30, 2003	September 30,2003
(2) Operations:
System infrastructure expenses	$(486,723)	$(1,479,946)
Allocated general and administrative, net	(118,799)	36,370
Customer service	348,994	993,028
Credit card fees	182,910	512,100
Total reclassification	$(73,618)	$61,552

(3) Technology and development:
System infrastructure expenses	$486,723	$1,479,946
Allocated general and administrative, net	90,084	260,821
Technology licenses	31,177	89,662
Total reclassification	$607,984	$1,830,429

(4) Marketing:
Customer service	$(348,994)	$(993,028)
Credit cards fees	(182,910)	(512,100)
Technology license	(10,733)	(30,867)
Allocated general and administrative, net	66,382	207,624
Total reclassification	$(476,255)	$(1,328,371)

(5) Reclassification of $(37,667) and $(504,815), respectively, in net allocated overhead expenses to the other operating expense line items.

Basis of Presentation

The accompanying condensed financial statements as of September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003, from the Company’s Annual Report on Form 10-K.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)

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

Point of Sale Rebates and Discount Certificate Rebates

Part of the Company’s marketing strategy to acquire new AudibleListeners includes retail promotions. These retail promotions consist of offering rebates to consumers in the form of a discount on their purchase of digital audio players from certain retailers if the customer commits to a twelve-month AudibleListener membership. These rebates take one of two forms. The first type, reflected as point of sale rebates on the statement of operations, relates to a discount given by a third party retailer to a customer on the purchase of a digital audio player at the point of sale of the Audible membership. The cost of these rebates is accounted for as a reduction in content revenue in the period the rebate is given. The second type, reflected as discount certificate rebates on the statement of operations, relate to retailer gift certificates that are given to a customer by Audible at the time the customer purchases the Audible membership. These gift certificates are honored by third party retailers and allow for the customer to purchase a digital audio player at a discounted price from the third party retailer. The cost of these gift certificates is accounted for as a cost of content revenue in the period the gift certificate is given. The accounting for both types of customer rebates as described above is pursuant to Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

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

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)

Hardware Revenue

Hardware revenue consists of sales of AudibleReady digital audio players. Most of the Company’s AudibleReady digital audio devices are sold at a discount or given away for free when a customer signs up for a one year commitment to an AudibleListener Membership. For multiple-element arrangements in which a customer signs up for a one year membership and receives an audio player for free, revenue is recognized using the relative fair value method under EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," whereby each separate unit of accounting is recognized as revenue at its relative fair value, where the delivered item (hardware) is limited to the non-contingent consideration. Since all the consideration paid by the customer is contingent upon delivery of the content, no amount is recorded as hardware revenue under these multiple-element arrangements. The free hardware device reflects the subsidy incurred to acquire a customer with a one-year commitment to AudibleListener. For players sold separately, hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling.

Related Party Revenue

Related party revenue consists of revenue earned under agreements with France Loisirs (see note 8) and Audible Germany (see note 7). Revenue under the France Loisirs agreement includes a $1,000,000 technology licensing fee that is being recognized on a straight-line basis over the initial 24-month term of the agreement. Revenue under the Audible Germany agreement includes $30,000 earned per month over the initial 30-month term of the agreement. The Company will recognizes $30,000 per month only after Audible Germany has agreed that the services delivered for the prior 60-day period were satisfactory and collection of the amount is reasonably assured. Revenue earned under each of these agreements also includes reimbursement of certain incremental costs incurred by the Company that are billed to France Loisirs and Audible Germany in accordance with EITF Issue 01-14, “Income Statement Characterization of Reimbursement Received for ‘Out-of-Pocket’ Expenses Incurred”.

Shipping and Handling Costs

Shipping and handling costs, which consist of costs and fees associated with warehousing, fulfillment, and shipment of digital audio devices to customers, are recorded as a component of marketing expense in the Condensed Statements of Operations. These costs totaled $144,000 and $108,000, respectively, for the three months ended September 30, 2004, and 2003, and $354,000 and $285,000, respectively, for the nine months ended September 30, 2004 and 2003.

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

Income Taxes

Income tax expense for the three and nine month periods ended September 30, 2004 reflects the Company's estimated effective tax rate of approximately 9% for the year ended December 31, 2004. The Company also incurs federal alternative minimum tax due to limitations on net operating losses available to offset current alternative minimum taxable income. Additionally, the Company incurs tax in the state of New Jersey due to current New Jersey tax law which places a 50% offset limitation on the amount of current income which can be offset with a New Jersey net operating loss carryforward. Accordingly, Audible is only able to offset 50% of its current New Jersey state taxable income with prior period net operating loss carryforwards, and incurs tax expense on the remaining portion of its New Jersey current taxable income.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)
Comprehensive Income (Loss)

The Company's comprehensive income (loss) is equal to its net income (loss) for all periods presented.

Basic and Diluted Net Loss Per Common Share

Basic and diluted net income (loss) per common share is presented in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 128, ''Earnings Per Share.'' Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method.

For the three month period ended September 30, 2004, diluted net income per common share is computed by dividing net income applicable to common stockholders by the diluted weighted average common shares outstanding. For all other periods presented, diluted net loss per common share is equal to basic net loss per common share, since all potential common stock is anti-dilutive for each of the other periods presented.

The reconciliation of weighted average basic common shares outstanding to weighted average diluted common shares outstanding is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Weighted average basic common shares outstanding	21,270,416	10,341,019	20,394,380	10,335,469
Effect of dilutive potential common shares:
Stock Options	2,089,718	--	--	--
Warrants	318,535	--	--	--

Weighted average diluted common shares outstanding	23,678,669	10,341,019	20,394,380	10,335,469

For the three-month period ended September 30, 2004, warrants and stock options with exercise prices greater than the average market price of the common stock in the period of $12.91 per share, were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For all other periods presented, all potential common shares have been excluded from the diluted calculation because the Company was in a net loss position, and their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Stock Options	1,075,993	3,564,133	3,165,711	3,564,133
Warrants	736,904	1,168,757	1,055,439	1,168,757
Preferred Series A Stock	--	4,669,359	--	4,669,359
Preferred Series B Stock	--	416,666	--	416,666
Preferred Series C Stock	--	3,703,703	--	3,703,703

Stock-Based Compensation

SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”), amended FASB Statement No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” provided it discloses the effect of SFAS 123, as amended by SFAS 148, in footnotes to the financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method.

The Company’s 1999 Stock Incentive Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock-based awards to employees. For options granted to new Audible employees as part of their compensation package, the exercise price is determined by the closing price of Audible’s common stock on the day immediately preceding each employee’s start date. For additional option grants made to existing employees, the exercise price is determined based on the closing price of the day immediately preceding the grant date. The majority of the options granted vest over a fifty month period and expire ten years from the date of the grant.

The Plan originally permitted up to 3,000,000 common stock shares to be issued under the Plan. In September 2003, at the annual meeting of stockholders, the stockholders approved an amendment to the Plan increasing the number of authorized common shares available for issuance under the plan to 4,200,000 shares. As of September 30, 2004 and 2003, options to purchase 3,165,711 and 3,564,133, respectively, shares of common stock were outstanding.

Compensation expense, if any, based on the intrinsic value method is recognized on a straight-line basis over the vesting term. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income (loss) applicable to common stockholders and net income (loss) per common share would have changed to the pro forma amounts indicated in the table below.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income (loss) applicable to common stockholders as reported	$483,884	$(2,771,045)	$(9,709,269)	$(6,222,444)

Add: Total stock-based employee compensation cost included in reported net income (loss) applicable to common shareholders (based on intrinsic value method)	$14,913	$29,142	$70,339	$139,630

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	$(432,845)	$(1,004,965)	$(2,163,451)	$(3,015,317)

Pro-forma net income (loss) applicable to common stockholders	$65,952	$(3,746,868)	$(11,802,381)	$(9,098,131)

Basic net income (loss) per common share:
As Reported	$0.02	$(0.27)	$(0.48)	$(0.60)

Pro Forma	$0.00	$(0.36)	$(0.58)	$(0.88)

Diluted net income (loss) per common share:
As Reported	$0.02	$(0.27)	$(0.48)	$(0.60)

Pro Forma	$0.00	$(0.36)	$(0.58)	$(0.88)

The Company has used the Black-Scholes option pricing model in calculating the fair value of options and restricted stock awards granted. The assumptions used and the weighted-average information for the three and nine months ended September 30, 2004 and 2003, are as follows:

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003

Risk-free interest rate	3.66%	5.00%	3.66%	5.00%
Expected dividend yield	--	--	--	--
Expected lives	7 years	7 years	7 years	7 years
Expected volatility	86%	106%	85%	100%

(4)	Stockholders' Equity

The following is a summary of the Stockholders’ Equity activity for the nine months ended September 30, 2004. All share data has been retroactively restated for all periods presented to reflect the 1-for-3 reverse stock split described in note 1.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)

	Series A	Series B
	Preferred	Preferred	Common Stock		Treasury Stock
	Stock	Stock	Shares	Par value	Shares	Cost

Balance, December 31, 2003	$13,027,375	$1,137,500	15,015,518	$150,155	(229,741)	$(184,740)

Conversion of Series A Preferred Stock	(13,027,375)	-	4,669,347	46,693	-	-
Conversion of Series B Preferred Stock	-	(1,137,500)	416,666	4,167	-	-
Preferred dividends and conversion inducement	-	-	1,166,666	11,667	-	-
Cashless exercise of common stock warrants	-	-	7,653	77	-	-
Exercise of warrants	-	-	18,332	183	-	-
Exercise of options	-	-	216,859	2,168	-	-
Non-cash compensation charge	-	-	-	-	-	-
Amortization of warrant charges	-	-	-	-	-	-
Repayment of note receivable from shareholders	-	-	-	-	-	-
Reversal of unused accrued expense related to Series C financing	-	-	-	-	-	-
Preferred stock expense	-	-	-	-	-	-
Net income	-	-	-	-	-	-

Balance, September 30, 2004	$-	$-	21,511,041	$215,110	(229,741)	$(184,740)

	Additional paid-in capital	Deferred Compensation	Notes due from stock- holders for common stock	Accumulated deficit	Total Stockholders' Equity

Balance, December 31, 2003	$110,507,841	$(239,425)	$(58,750)	$(118,235,448)	$6,104,508

Conversion of Series A Preferred Stock	12,980,682	-	-	-	-
Conversion of Series B Preferred Stock	1,133,333	-	-	-	-
Preferred dividends and conversion inducement	13,838,333	-	-	(3,362,490)	10,487,510
Cashless exercise of common stock warrants	(77)	-	-	-	-
Exercise of warrants	27,317	-	-	-	27,500
Exercise of options	360,794	-	-	-	362,962
Non-cash compensation charge	-	70,339	-	-	70,339
Amortization of warrant charges	432,327	-	-	-	432,327
Repayment of note receivable from shareholders	-	-	58,750	-	58,750
Reversal of unused accrued expense related to Series C financing	7,500	-	-	-	7,500
Preferred stock expense	-	-	-	(10,487,510)	(10,487,510)
Net income	-	-	-	778,241	778,241

Balance, September 30, 2004	$139,288,050	$(169,086)	$-	$(131,307,207)	$7,842,127

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)

Common Stock

On February 6, 2004, in connection with the conversion of the outstanding Series A Preferred Stock (“Series A”), the Company issued 5,836,013 shares of common stock to Apax Partners (“Apax”). The Series A conversion was the result of a negotiated agreement under which, in addition to the 4,669,347 shares of common stock issuable upon conversion of the outstanding Series A shares in accordance with the terms of conversion, the Company issued to Apax 1,166,666 common shares of common stock and warrants to purchase 333,333 shares of common stock. Of the additional 1,166,666 shares issued, 389,863 shares were issued in payment of cumulative accrued dividends at the date of conversion, and 776,803 shares together with the warrants to purchase 333,333 shares were issued as an inducement to Apax to convert its Series A shares. The warrants are exercisable at $21.00 a share and expire on February 5, 2011. The fair value of the 776,803 shares of common stock and the warrants to purchase 333,333 of approximately $9,873,394 has been recorded as a charge in the Statement of Operations for the nine months ended September 30, 2004.

On February 6, 2004, the Company issued 416,666 shares of common stock to Random House upon conversion of their outstanding Series B Preferred Stock (“Series B”) in accordance with the original terms of conversion.

As of September 30, 2004 and December 31, 2003, the Company had issued 21,511,041 and 15,015,518, respectively, shares of common stock. As of September 30, 2004 and December 31, 2003 the Company held 229,741 shares of common stock as Treasury stock. As of September 30, 2004 and December 31, 2003, the Company had 3,165,711 and 3,147,446 shares of common stock, respectively, reserved for issuance upon exercise of outstanding common stock options, and 1,055,439 and 715,447 shares of common stock, respectively, reserved for issuance upon exercise of outstanding warrants. As of December 31, 2003, the Company had 4,669,347 shares of common stock reserved for issuance upon conversion of outstanding Series A stock, and 416,666 shares of common stock reserved for issuance upon conversion of outstanding Series B stock.

The Company has on occasion issued options to purchase shares of common stock to employees at a price less than the fair value of the stock at the time of issuance. The difference between the fair value and the price of options issued is recorded as deferred compensation, a component of stockholders’ equity, and is amortized as compensation expense straight-line over the vesting term of the option. When employees who have these options leave the Company, the remaining unexpensed deferred compensation is reversed against additional paid-in-capital.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)
Convertible Preferred Stock

In February 2001, Microsoft purchased 2,666,666 shares of Series A stock for $10,000,000 at a per share price of $3.75. Each share of Series A was originally convertible into four shares of Common Stock, (equivalent to a price of $.9375 per share), subject to adjustment under certain conditions. As a result of the investment in the Company made by Special Situations Funds in the first quarter of 2002, the conversion rate was adjusted as per the Series A Certificate of Designation to 4.0323 shares of Common Stock for each share of Series A stock. The stock was convertible at the option of the holder at any time. Dividends were payable semi-annually at an annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, the Company was required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. As of August 2003, the Company had issued to Microsoft an aggregate of 807,301 additional shares of Series A in respect of the dividends payable through June 1, 2003.

In August 2003, Apax purchased from Microsoft the 3,473,967 outstanding shares of Series A stock and agreed to certain amendments to the security. As amended, the Series A was no longer mandatorily redeemable, was convertible at any time by the holders into shares of common stock, and dividends would accrue and compound semi-annually for a period of four years at the rate of 12% per annum. In the event of the conversion of the Series A stock, all accrued but unpaid preferred dividends would be converted into shares of Common Stock. In liquidation, the Series A stock was ranked pari passu with the Company’s Series B and Series C stock.

On February 6, 2004, Apax converted all of its Series A as previously described.

During the three and nine months ended September 30, 2004, none and $614,116, respectively, was recognized as dividends on the Series A stock. During the three and nine months ended September 30, 2003, $394,033 and $1,134,664, respectively, was recognized as dividends on the Series A stock.

In March 2002, the Company issued 1,250,000 shares of Series B stock in connection with an amendment to its contract with Random House (see note 6). At any time on or after March 26, 2004, subject to certain conditions, all outstanding shares of Series B stock would have automatically converted to shares of common stock at the then effective conversion price. Effective August 2003, the Series B stock was ranked pari passu on liquidation with the Company’s Series A stock and Series C stock. On February 6, 2004, Random House converted all of its outstanding Series B stock into 416,666 shares of common stock in accordance with the original terms of conversion.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)

In August 2003, Apax Partners purchased 740,741 shares, Bertelsmann Multimedia, Inc. purchased 185,185 shares and Random House Ventures, LLC purchased 185,185 shares of the Company’s Series C stock at a per share price of $5.40. Proceeds received by the Company, net of direct costs, were $5,859,772. Each share of Series C stock was convertible into 10 (pre-split) shares of Common Stock. The Series C stock was entitled to receive dividends. Such dividends accrued and compounded semi-annually at the rate of 6% per annum for four years from the date of issuance. At the time of issuance, the conversion price of the Series C stock was $0.13 per share lower than the fair market value of the Company’s common stock. Since the Series C stock was convertible at any time at option of the holder, the entire $1,444,444 in preferred stock discount was recognized as a dividend at the time of issuance, and is reflected in the net loss applicable to common stockholders, in the Statement of Operations for the three and nine months ended September 30, 2003, with the credit to additional paid-in capital.

During the three and nine months ended September 30, 2003, $60,164 was recognized as dividends on the Series C stock. There were no dividends on the Series C stock during the three and nine months ended September 30, 2004.

The Series C stock automatically converted to common stock on December 23, 2003. This automatic conversion was triggered in accordance with terms based on the average price and average trading volume of the Company’s stock over a 60-day period.

As of February 6, 2004, following the conversion of all preferred Stock, the Company no longer has any special preferences or privileges in the its capital structure.

(5)	Amazon Agreements

In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement the Company was the exclusive provider of digital spoken audio (as defined) to Amazon.com. On January 24, 2002, the Company signed Amendment No.1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. Under the amendment, the annual fee for Year 3 (which ended January 24, 2003) of the agreement was reduced from $10,000,000 to $1,500,000 and an additional fee of $1,000,000 was payable in Year 2 of the agreement. Also in connection with Amendment No.1, the Company issued 500,000 fully vested common stock warrants to Amazon.com at an exercise price of $1.50 per share, which became exercisable after January 31, 2003. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and was amortized as an expense on a straight-line basis over the remaining term of the agreement which ended in January 2003. During the nine months ended September 30, 2004 and 2003, none and $14,400, respectively, was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital. There was no expense related to this agreement during the three months ended September 30, 2004 and 2003.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)

During the three-year term of this agreement, as amended, in consideration for certain services, Amazon received $22,500,000 plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com purchased 446,677 shares of common stock from the Company for $20,000,000. Under the agreements, the consideration due from Amazon for the purchase of the common stock, and the Company’s obligation for the annual fee for the first two years per the original Co-Branding, Marketing, and Distribution Agreement, which are identical amounts, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders’ equity, and was being amortized over the first two years of the agreement on a straight-line basis. Prior to Amendment No. 1, through January 2002, $10,000,000 had been amortized as a marketing expense related to the initial $20,000,000 of deferred services. Subsequent to Amendment No. 1, the unamortized payment for Year two of $10,000,000 plus the additional $2,500,000 payment required under the amendment, or $12,500,000, was amortized on a straight-line basis over the remaining term of the agreement of 24 months which ended in January 2003. During the nine months ended September 30, 2004 and 2003, none and $416,667, respectively, was recorded as a marketing expense related to the straight-line amortization of the non-cash portion of deferred services. There was no expense related to this agreement during the three months ended September 30, 2004 and 2003.

(6)	Random House Agreement

On May 5, 2000, Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint are distributed exclusively over the Internet by Audible. As part of this alliance, Random House, through its subsidiary Random House Ventures, LLC, purchased 169,780 shares of Audible common stock from the Company for $1,000,000. Over the term of the agreement Audible was to contribute toward funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due from the Company under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment the Company issued 1,250,000 shares of Series B stock to Random House Ventures. If they had not been converted, as described above, then on March 26, 2004 all outstanding shares of Series B stock would have automatically converted to shares of common stock at the then effective conversion price. Through December 31, 2002, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004. On February 10, 2003, the agreement was further amended so that Audible was no longer required to pay the $1,500,000 in imprint fees that were due in 2003 and 2004.

The fair value of the Series B stock issued was determined in accordance with EITF Issue No. 01-1, “Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash”. Accordingly, using the measurement date of March 26, 2002, the fair value of the Series B stock issued was determined to be $1,137,500. On April 1, 2002 when the Series B was issued, the Company recorded $547,500 (the difference between the fair value of the shares and the previously recognized accrued liability of $590,000) as deferred services, a component of stockholders’ equity. During the nine months ended September 30, 2004 and 2003, none and a credit of $134,997 representing the reversal of the accrual was recorded as a credit to cost of content and services revenue related to this agreement. There was no expense related to this agreement during the three months ended September 30, 2004 and 2003.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)

The original agreement further provided for Random House to be granted a warrant to purchase 292,777 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the 50-month term of the agreement. The warrants are accounted for using variable plan accounting whereby compensation costs vary each accounting period until the final measurement date. During the three and nine months ended September 30, 2004, none and $165,256, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. During the three and nine months ended September 30, 2003, $149,438 and $428,772, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital.

The Company and Random House continue to operate under the general terms of the agreement which expired on June 30, 2004, with the exception that the works produced under the imprint are no longer exclusive to Audible.

(7)	Audible Germany Agreement

On August 30, 2004, the Company, Verlagsgruppe Random House GmbH ("Random House") and Holtzbrinck Networxs AG ("Holtzbrinck") entered into a joint venture agreement (the "Joint Venture") to form Audible GmbH ("Audible Germany"). Random House is an affiliate of Bertelsmann AG. Bertelsmann AG and its affiliates own 9.5% of Audible’s common stock, inclusive of certain common stock warrants held the entities.

Audible Germany will have the exclusive rights to operate a German language Audible website. Under the Joint Venture, Random House and Holtzbrinck each contributed approximately $16,542 in exchange for each receiving a 24.5% interest in Audible Germany. The Company was required to contribute $34,384 in exchange for a 51% interest in Audible Germany. After the initial formation, Random House and Holtzbrinck will additionally contribute $1,483,458 each in certain installments, subject to Audible Germany meeting certain milestones. The Company may, but is not obligated to, contribute additional capital to the entity. Any profits distributed by Audible Germany are to be distributed in accordance with the ownership interests.

The Company has determined that Audible Germany is not a variable interest entity as defined in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46R”) because, as a development stage enterprise, Audible Germany will have sufficient equity to permit it to finance the activities in which it is currently engaged in without additional subordinated financial support. In addition, the other criteria within FIN 46R that would characterize Audible Germany as a variable interest entity have not been met. Rather, Audible Germany is a voting interest entity.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)

Under EITF 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, the Company has determined that the minority shareholders, together, have significant participatory rights, allowing them to participate in significant decisions of Audible Germany and to block significant decisions proposed by Audible. As a result of the significant participatory rights held by the minority shareholders, the Company does not have unilateral control over Audible Germany. Therefore, Audible does not consolidate the results of Audible Germany but rather accounts for its investment in Audible Germany under the equity method of accounting. Under the equity method of accounting, the Company records 51% of the profits, if any, and 51% of the equity losses but only until such time that the Company records losses equal to the initial investment of the Company plus any profits previously recorded. Audible has no further obligation to fund the operations of Audible Germany. The Company will continue to monitor its portion of unreported equity losses in the event that Audible Germany subsequently generates income. The Company would resume applying the equity method after its share of profits equals the unreported equity method losses.

In connection with the Joint Venture, on August 30, 2004, the Company entered into a license and services agreement with Audible Germany (the "License"). Under the License, Audible Germany intends to launch a German language spoken word audio service. The terms provide for the Company to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, Audible Germany is required to pay Audible $30,000 each month for a period of 30 months, beginning in September 2004. Every sixty days during this agreement, the parties will meet to review and accept the services. The monthly payments are subject to refund if Audible Germany does not accept the services, subject to reasonable cure. Under the License, Audible recognizes $30,000 of revenue per month but only after Audible Germany has agreed that the services delivered for the prior 60-day period were satisfactory and collection of the amount is reasonably assured. Also under the License, Audible Germany will pay the Company royalties ranging from 0.5% to 3% of revenue up to an annual royalty cap of the U.S. dollar equivalent of EUR 1,500,000, subject to Audible Germany achieving certain operating margins.

No revenue was recognized during the three and nine months ended September 30, 2004 related to the first $30,000 payment because the license agreement was in effect only for 30 days and the parties have not yet had their 60 day meeting to review whether the services have been delivered in a reasonably acceptable manner. However, during the three and nine months ended September 30, 2004, the Company billed Audible Germany $44,929 in related party revenue on the accompanying Condensed Statements of Operations for certain reimbursable costs incurred in connection with the start-up of the joint venture in accordance with EITF 01-14.

For the month of September 2004, the Company recorded its 51% share of the equity losses of Audible Germany. As a result, the Company recorded losses attributable to Audible Germany equal to $34,384, the amount of the initial investment and the full investment was reduced to zero on the accompanying Balance Sheet as of September 30, 2004. This expense is included in General and Administrative expense for the three and nine months ended September 30, 2004.

(8)	France Loisirs Agreement

On September 15, 2004, the Company, France Loisirs S.A.S. (“France Loisirs”) and Audio Direct S.A.S., a wholly-owned subsidiary of France Loisirs (“Audio Direct”), entered into a 24-month Master Alliance Agreement (the “Agreement”). France Loisirs is a wholly-owned subsidiary of Bertelsmann AG. Bertelsmann AG and its affiliates own 9.5% of Audible’s common stock, inclusive of certain common stock warrants held by the entities.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)

Under the Agreement, France Loisirs intends to launch a French language spoken word audio service through Audio Direct. The terms provide for Audible to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, France Loisirs is required to pay Audible $1,000,000, payable as follows: $250,000 in September 2004, $250,000 in October 2004, $250,000 in January 2005 and $20,833 for each of the following 12 months. Once France Loisirs has recouped its start up costs, as defined in the Agreement, it will pay Audible an annual base royalty of 5% of revenue up to EUR 20,000,000 in revenue and thereafter the greater of 3% of revenue or EUR 1,000,000. In addition, the Company is entitled to receive as royalty one-half of the distributable pre-tax profits, as defined, of the business.

FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R) addresses the consolidation by business enterprises of variable interest entities (VIEs) and requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be consolidated in the financial statements of the enterprise.

Audio Direct is considered a VIE because its equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support. Audible and France Loisirs form a related party group, as defined in FIN 46R, as a result of the Bertelsmann affiliation and the number of seats that Bertelsmann holds on the Audible Board of Directors. Under FIN 46R, the entity within the related party group that is most closely associated with the variable interest entity is the primary beneficiary.

Based upon analysis, the Company determined that France Loisirs is more closely associated with Audio Direct, primarily because France Loisirs is required to fund the operations of Audio Direct, including the $1,000,000 payment due to Audible. France Loisirs is therefore considered to be the primary beneficiary of Audio Direct. As a result, the Company does not consolidate the results of Audio Direct but rather accounts for its variable interest in Audio Direct under the cost method of accounting.

Because the Company has not made and is not required to provide any funding to France Loisirs or Audio Direct, it has no exposure to loss under the Agreement.

The $1,000,000 in fees are non-refundable and not subject to any acceptance provisions. Since fair values do not exist for the different services (elements) that Audible is providing, the services are considered one unit of accounting under EITF 00-21 and accordingly, the $1,000,000 in fees is recognized as related party revenue on a straight-line basis over the 24-month term at the rate of $41,667 per month, provided collectibility is reasonably assured. During the three and nine months ended September 30, 2004, $20,833 of related party revenue has been recognized in connection with this agreement, representing one-half month of the straight line recognition of $1,000,000 in revenue being recognized over the 24-month term of the agreement.

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

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)

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

(10)	Contingencies

In June 2001, Audible, Inc. was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in July 1999. The lawsuits also named certain of the underwriters of the IPO as well as certain officers, directors, and former directors of the Company as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. An amended complaint was filed April 19, 2002. The Company and the officers, directors, and former directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the IPO Litigations. On February 19, 2003, the Court ruled on the motions. The Court granted the Company’s motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against the Company. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. The individual officers, directors and former director defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

AUDIBLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(unaudited)

In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurance carriers.

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. If the Court grants the motion for preliminary approval, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the Company cannot accurately predict the ultimate outcome of the matter.

The Company is not otherwise a party to any lawsuit or proceeding which it believes is likely to have a material effect on its business.

(11)	Supplemental Disclosure of Cash Flow Information
Non-Cash Financing and Investing Activities

Capital lease obligations of $743,302 were incurred during the nine month period ended September 30, 2004, when the Company entered into leases for new property and equipment. No capital leases were entered into during the 2003 period.

Reversal of unused accrued expense related to the Company’s Series C financing of $7,500 was recorded to additional paid-in capital during the nine month period ended September 30, 2004.

Cash Paid for Interest and Taxes
Interest expense paid was $26,347 during the nine month period ended September 30, 2004. No interest expense was paid during the 2003 period.

No income taxes were paid in the nine month periods ended September 30, 2004 and 2003.

(12)	Subsequent Events

On October 7, 2004, the Company filed a shelf registration statement for the sale of up to $125 million of common stock which includes the sale of up to 3,725,000 shares by certain stockholders of the Company identified in the registration statement. The registration statement was declared effective by the Securities and Exchange Commission on October 20, 2004.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Audible is the Internet’s largest, most diverse provider of premium spoken audio services for content download and playback on personal computers, CD or AudibleReady mobile listening devices. Our customers purchase and download their choice of content, and generally listen during their daily commute or while exercising, when “their eyes are busy but their minds are free.” We believe that the Audible service allows our customers to make better use of their time, allowing them to listen to books, newspapers and magazines that due to their busy lives, they would not have the time to read, as well as listen to time shifted radio programs on their own schedules. Our online store is located at www.audible.com and our single location of operations is Wayne, New Jersey. Audible.com is also the Apple iTunes Music Store’s exclusive provider of spoken word content for digital distribution.

Audible has more than 55,000 hours of audio programs and over 165 content providers that include leading audiobook publishers, broadcasters, entertainers, magazine and newspaper publishers and business information providers. Most of our customers join the AudibleListener program, where for a monthly fee of either $14.95 or $21.95, they may download and listen to a prescribed number of audio titles of their choice. AudibleListeners provide us with their credit card information and are billed monthly in advance for the AudibleListener service. Customers may also purchase individual audio titles from us on an a la carte basis.

Since launching the service in 1997 over 420,000 customers in 120 countries have purchased content at audible.com. We believe our growth has been driven primarily by our strong collection of content, by the growing trends of downloading and listening to audio on-the-go, and by the growing market for digital audio devices that securely play content from Audible.com. We promote the Audible service through co-marketing partnerships with device manufactures, online promotions, promotions with retailers and our customer-get-customer referral program. For example, customers at Amazon.com and the Apple iTunes music store can purchase and download Audible content of their choice.

The key drivers of our business include new customer growth, the cost of acquiring a customer, our customer cancellation rate, controlling our costs and sales of Audible content through the Apple iTunes music store. Our new customer growth is a function of developing compelling advertising and promotion programs to encourage people to try the Audible service for the first time, as well as the creation of marketing partnerships that similarly encourage consumers to try our service. One of our growing sources of new AudibleListeners is via our device rebate program. Under this program, AudibleListeners that subscribe to our AudibleListener service for twelve months qualify for a $75 or $100 rebate on certain AudibleReady device purchases. Other sources of new AudibleListeners include our “tell a friend” customer-get-customer program and our marketing efforts directed at converting a la carte purchasers to AudibleListener members. We manage customer acquisition costs by entering primarily into co-marketing deals where we pay for results, rather than advertising impressions. We believe that our customer cancellation rate is minimized by providing our customers with a wide range of high value content, a compelling value proposition and solid customer service.

We plan to continue to focus on new customer growth, expanding our content selection, improving the Audible service, broadening the range of AudibleReady listening devices, broadening our range of marketing and sales partnerships, providing solid customer service and controlling our costs. Beyond leveraging our first-to-market technology in the English language, we have recently announced a joint venture that is scheduled to launch a German language version of the Audible service in the fourth quarter of 2004. We have also entered into a license and service agreement to support the launch of a French language version of the Audible service.

Revenue from the sale of consumer content has increased in each of the last four quarters. We expect this trend to continue as we expand our customer count.

Although we have experienced revenue growth in our content sales in recent periods, there can be no assurance that such growth rates are sustainable, and therefore such growth rates should not be considered indicative of future operating results. We cannot assure you that we will be able to continue to increase our revenue, or maintain profitability as we did in the three-month period ended September 30, 2004, or if increases in revenue and profitability can be sustained. We believe that period-to-period comparisons of our historical operating results are not meaningful and should not be relied upon as an indication of future performance.

Our revenue is derived from four main categories: (1) content and services revenue, which includes consumer content and corporate services, (2) hardware revenue, (3) related party revenue; and (4) other revenue.

Consumer content and services revenue consists of content sales made from our Website and content sold through our agreement with the Apple iTunes Music Store. We recognize revenue from the sale of individual content titles in the period when the content is purchased. We recognize revenue from the sale of content subscriptions pro rata over the term of the subscription period. Revenue from the sale of monthly AudibleListener memberships is recognized ratably over the AudibleListener’s monthly membership period. This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred and recognized as content revenue in the following month. At the end of each reporting period, approximately 50% of the AudibleListener membership fees received during the last calendar month in the period is deferred as Deferred Revenue. We recognize revenue from the sale of UltimateListener, our prepaid discounted content package, and gift programs upon the earlier of when the content is downloaded or expiration.

Part of our marketing strategy to acquire new AudibleListeners includes retail promotions in which we pay retailers to offer discounts to consumers on their purchase of AudibleReady devices if they become AudibleListeners for twelve months. We also have retail promotions in which we purchase gift certificates from retailers and give them away to our customers for free when they sign up to be AudibleListeners for twelve months. Point of sale rebates which are discounts given by a third party retailer to a customer on the purchase of a digital audio player at the point of sale of the Audible membership, are recorded as a reduction of revenue in the period the discount is given in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. The cost of discount certificate rebates which relate to retailer gift certificates that are given to a customer by Audible at the time the customer purchases the Audible membership, are recorded as a cost of content and services revenue in accordance with EITF 01-9. As a result of this GAAP accounting treatment, these costs, which we consider marketing, are not included in marketing expense but instead are recorded either as a reduction of revenue, or as part of cost of content and services revenue as described above. Customer refunds, although not material, are also recorded as a reduction in revenue in the period the refund is paid.

Corporate service revenue consists of library sales and audio production services. Where applicable, we recognize corporate service revenue as services are performed after the agreement has been finalized, the price is fixed, and collectibility is assured. Collectibility is based on past transaction history and credit-worthiness of the customer.

Hardware revenue consists of sales of AudibleReady digital audio players sold primarily at a discount or given away when a customer signs up for a one year commitment to our AudibleListener membership. For multiple-element arrangements in which a customer signs up for a one year membership and receives an audio player for free, we recognize revenue using the relative fair value method under EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, whereby each separate unit of accounting is recognized as revenue at its relative fair value, whereby the delivered item (hardware) is limited to the non-contingent consideration. Since all the consideration paid by our customer is contingent upon delivery of the content, no amount is recorded as hardware revenue under these multiple-element arrangements. The free hardware device is a cost that we incur to acquire a customer with a one year commitment to AudibleListener. For players sold separately, we recognize hardware revenue upon shipment of the device, pursuant to a customer order and credit card authorization and include in hardware revenue amounts received for shipping and handling. Cost of hardware revenue, regardless of whether the player is bundled with a membership or sold separately, is recognized upon shipment.

Related party revenue consists of revenue earned under our agreements with France Loisirs and Audible Germany. Revenue under the France Loisirs agreement includes a $1,000,000 technology licensing fee to be recognized by us on a straight-line basis over the initial 24-month term of the agreement. Revenue to be earned under the Audible Germany agreement includes $30,000 per month over the initial 30-month term of the agreement. We will recognize $30,000 per month only after Audible Germany has agreed that the services delivered for the prior 60-day period were satisfactory and collection of the amount is reasonably assured. Revenue earned under each of these agreements also includes reimbursement of certain incremental costs incurred by us that are billed to France Loisirs and Audible Germany under the agreements in accordance with EITF 01-14.

Other revenue consists of revenue from a license for certain technology rights granted to a device manufacturer which is being recognized on a straight-line basis over the term of the agreement.

We have joint marketing agreements with device manufacturers such as Apple Corp., Creative Labs, Rio Audio, palmOne, and Hewlett-Packard. Under these agreements, the device manufacturer will receive a portion of the content revenue generated over a specified period of time from each new Audible customer referred by them or using their hand-held electronic device. For example, when a purchaser of an Apple iPod accesses audible.com to download content, Apple Corp. receives a percentage of the revenue related to content downloaded by this purchaser. These revenue sharing arrangements typically last one or more years from the date the device user becomes an Audible customer.

We have entered into co-marketing agreements under which our marketing partners will receive payments from us. The payments to these marketing partners are generally based upon driving potential customers to the Audible website who then become customers.

As of February 6, 2004, following the conversion of all preferred stock, we no longer have any special preferences or privileges in our capital structure.

On August 30, 2004, Audible Inc., Verlagsgruppe Random House GmbH, and holtzbrinck networXs AG entered into a joint venture agreement to form Audible GmbH, or Audible Germany. Audible Germany has the exclusive rights to operate a German language Audible website. Under the joint venture, Random House and Holtzbrinck each contributed approximately $16,000 in exchange for each receiving a 24.5% interest in Audible Germany. We contributed approximately $34,000 in exchange for a 51% interest in Audible Germany. Following initial formation, Random House and Holtzbrinck will additionally contribute approximately $1,490,000 each in certain installments subject to Audible Germany meeting certain milestones. We may, but we are not obligated to, contribute additional capital to the entity. During the three and nine months ended September 2004, to recorded our 51% share of the equity losses of Audible Germany, we wrote down our entire investment of $34,000 to zero. Under the agreement, Audible Germany is required to pay us royalties ranging from 0.5% to 3% of Audible Germany’s revenue up to an annual royalty cap of the U.S. dollar equivalent of €1.5 million, subject to Audible Germany achieving certain operating margins.

On September 15, 2004, Audible Inc., France Loisirs S.A.S. and Audio Direct S.A.S., a wholly- owned subsidiary of France Loisirs entered into a 24-month service and license agreement, whereby, France Loisirs intends to launch a French language spoken word audio service through Audio Direct. Under the agreement, we provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, France Loisirs is required to pay us a total of $1,000,000 over the term of the agreement. Commencing the first fiscal year after the business achieves positive net income, we will receive a royalty of 5% of the business’ net paid revenue. Net paid revenue means net revenues for digital spoken word content after the deduction of taxes but excluding certain hardware revenue. The 5% royalty will apply until the business’ net paid revenue exceeds €20 million. Once net paid revenue exceeds €20 million, we will receive a flat fee of €1 million. If net paid revenue exceeds €33.3 million, we will receive a royalty payment of €1 million, plus 3% of net paid revenue in excess of €33.3 million. An additional royalty is payable equal to one-half of the distributable pre-tax profits of the business.

We are working to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires us to report on our management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year with our annual report on Form 10-K. Additionally, our independent registered public accounting firm will issue reports on management’s assessment of our internal control over financial reporting and on the operating effectiveness of our management’s internal control over financial reporting.

Recently, in preparing for compliance with Section 404, we identified several significant deficiencies in our internal controls and are evaluating the aggregate impact of these deficiencies on our internal control over financial reporting. These significant deficiencies indicated that there was more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential would not be prevented or detected. These deficiencies include inadequate segregation of duties in the financial area, inadequate review and approval of journal entries in the financial statement preparation process, inadequate verification of spreadsheets used in the financial statement preparation process, an inadequate vacation accrual recordkeeping system, and a need for additional technical accounting and public company reporting resources in our finance department. Although we are in the process of implementing new controls to remediate these deficiencies, we cannot assure you that any of the measures we implement will effectively mitigate or remediate such deficiencies. Moreover, we or our independent registered public accounting firm, may identify additional deficiencies, significant deficiencies or material weaknesses in our internal controls.

Achieving compliance with Section 404 within the prescribed period, and remedying the significant deficiencies we have identified and any deficiencies, significant deficiencies or material weaknesses that we or our independent public accounting firm may identify, will require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy these deficiencies will effectively mitigate or remediate such deficiencies. In addition, we cannot assure you that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that we will be able to complete any work required for our management to be able to conclude that our internal control over financial reporting is operating effectively. We also can give no assurance that our independent registered public accounting firm will agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

If we fail to timely remedy these deficiencies, we may be unable to accurately report our financial results, detect fraud or comply with the requirements of Section 404. As a result, investors could lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenue, net:
Content and services
Consumer content	98%	97%	98%	95%
Point of sale rebates	(1)	0	(1)	0
Services	0	0	0	1
Net content and services	97	97	97	96

Hardware	2	3	3	4
Related party revenue	1	0	0	0
Other	0	0	0	0
Total revenue, net	100%	100%	100%	100%

Operating expenses:
Cost of content and services revenue
Royalties and other content charges	31	27	31	25
Discount certificate rebates	4	0	3	0
Total cost of content and services revenue	35	27	34	25

Cost of hardware revenue	8	9	8	11
Operations	14	19	15	21
Technology and development	14	24	16	27
Marketing	13	21	14	27
General and administrative	10	17	10	15
Total operating expenses	94	117	97	126

Income (loss) from operations	6	(17)	3	(26)

Other income, net	0	0	0	0

Income (loss) before taxes	6	(17)	3	(26)

Income taxes	(1)	0	0	0

Net income (loss)	5	(17)	3	(26)

Dividends on convertible preferred stock.	0	(9)	(3)	(9)
Preferred stock discount	0	(29)	0	(11)
Charges related to conversion of convertible preferred stock	0	0	(41)	0
Total preferred stock expense	0	(38)	(44)	(20)

Net income (loss) applicable to common stockholders	5%	(55)%	(41)%	(46)%

Three Months ended September 30, 2004 compared to three months ended September 30, 2003.

Content and Services Revenue

The following is our net content and services revenue for the three months ended September 30, 2004, and 2003:

Three Months Ended September 30,		Percentage Change
2004	2003	2004 vs. 2003

$9,027,000	$4,810,000	87.7%

Net content and services revenue consists of AudibleListener membership revenue, revenue from single title sales, revenue from subscriptions, revenue from sales at the Apple iTunes music store, library revenue, point of sale rebates and corporate services revenue.

Net content and services revenue grew during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 due to the growth in our customer count and strong results from single titles sold during our $9.95 sale in September 2004. In addition, we recognized $1,026,000 in revenue in the 2004 period from sales of Audible content at the Apple iTunes music store. Our customer count grew from 280,000 as of September 30, 2003 to 420,000 as of September 30, 2004. Our customer count includes all customers who have purchased Audible content at www.audible.com. Our customer count does not include customers who purchased our content at the Apple iTunes Music Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing drove the increase in our customer count.

Hardware Revenue:

The following is our hardware revenue for the three months ended September 30, 2004, and 2003:

Three Months Ended September 30,		Percentage Change
2004	2003	2004 vs. 2003

$186,000	$136,000	36.8%

Hardware revenue consists of revenue derived primarily from the shipping and handling charge to customers on devices that Audible provides for free to AudibleListeners that commit to a twelve month AudibleListener membership. Also included are separate sales of digital audio players to consumers and libraries.

Hardware revenue increased during the 2004 period primarily as a result additional shipping and handling charges related to the increase in digital audio devices we gave away for free to customers who commit to a 12-month AudibleListener membership. Under EITF No. 00-21, with these multiple-element arrangements, we do not recognize revenue for the delivery of hardware because all consideration paid by the customer is contingent upon delivery of the content.

Related Party Revenue:

The following is our related party revenue for the three months ended September 30, 2004, and 2003:

Three Months Ended September 30,
2004	2003

$66,000	$0

Related Party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany which were entered into in September 2004.

Related party revenue for the three months ended September 30, 2004 included $21,000 in fees earned from our agreement with France Loisirs representing one-half month of the straight-line recognition of $1,000,000 in fees being recognized over the 24-month term of the agreement, and $45,000 in billings to Audible Germany for reimbursement of certain incremental costs incurred by us in connection with the joint venture in accordance with EITF 01-14.

Other Revenue:

The following is our other revenue for the three months ended September 30, 2004, and 2003:

Three Months Ended September 30,
2004	2003

$0	$16,000

Other revenue consists of the straight-line amortization of revenue derived from technology licensing fees which had been fully earned as of June 30, 2004.

Cost of Content and Services Revenue:

The following is our cost of content and services revenue for the three months ended September 30, 2004, and 2003:

Cost of Content and Services	Three Months Ended September 30,			As a Percentage of Content and Services Revenue
	2004	2003		2004	2003
Royalties and other content charges	$2,838,000		$1,331,000	31.4%	27.7%
Discount certificate rebates	$434,000	$	---	4.8%	---
Total cost of content and services revenue	$3,272,000		$1,331,000	36.2%	27.7%

Cost of content and services revenue consists primarily of royalties paid to publishers, the amortization of publisher royalty advances and equity securities issued in connection with Random House Audible, as well as discount certificate rebates.

Cost of content and services increased in the 2004 period as a percentage of content and services revenue due primarily to the addition of $434,000 in discount certificate rebates. Also contributing to the increase was the price and product mix of titles sold in the period, including the introduction of sales at the Apple iTunes Music Store which began in October 2003.

Cost of Hardware Revenue:

The following is our cost of hardware revenue for the three months ended September 30, 2004, and 2003:

Three Months Ended September 30,		Percentage Change
2004	2003	2004 vs. 2003

$748,000	$445,000	68.1%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

The cost of hardware revenue increased in the 2004 primarily due to additional costs associated with the increase in the number of digital audio players given away for free to customers who commit to a 12-month AudibleListerner membership.

Operations:

The following is our operations expense for the three months ended September 30, 2004, and 2003:

Three Months Ended September 30,		Percentage Change
2004	2003	2004 vs. 2003

$1,318,000	$961,000	37.1%

Operations expense consists of payroll and related expenses for content acquisition, editorial, audio conversion and customer service and credit card fees.

Operation expenses increased in the 2004 period primarily due to $127,000 in higher credit card fees, $123,000 in higher customer service costs, $63,000 in higher other personnel expenses, and $27,000 in higher allocated overhead expenses. These increases are related to customer and revenue growth.

Technology and Development:

The following is our technology and development expense for the three months ended September 30, 2004 and 2003:

Three Months Ended September 30,		Percentage Change
2004	2003	2004 vs. 2003

$1,272,000	$1,198,000	6.2%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expenses in the 2004 period was primarily due to $74,000 in higher consultant expenses, $29,000 in higher bandwidth costs, and $15,000 in higher depreciation on website equipment, offset in part by a decline in personnel and related expenses. As our customer count grows and the number of titles downloaded increases, we will need to continue to expand our bandwidth in order for our customers to be able to download their content.

Marketing:

The following is our marketing expense for the three months ended September 30, 2004, and 2003:

Three Months Ended September 30,		Percentage Change
2004	2003	2004 vs. 2003

$1,181,000	$1,038,000	13.8%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners, and shipping and handling costs associated with selling digital devices.

Marketing expenses were higher in the 2004 period primarily due to $264,000 in higher advertising and promotional expenses and $80,000 in higher personnel expenses, offset in part by $206,000 in lower provisions for co-marketing and bounty payments.

General and Administrative:

The following is our general and administrative expense for the three months ended September 30, 2004, and 2003:

Three Months Ended September 30,		Percentage Change
2004	2003	2004 vs. 2003

$960,000	$867,000	10.7%

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The increase in general and administrative expense in the 2004 period was primarily due to $129,000 in increased audit and related fees, $123,000 in increased professional fees related to Sarbanes-Oxley compliance activities, $106,000 in increased legal fees related to our international expansion plans, $43,000 in increased other professional fees, and a $34,000 charge in the period to write-down our investment in Audible Germany based on equity method losses of the entity. These increases were offset in part by the absence in the 2004 period of $400,000 in payments made in the 2003 period to our officers in connection with an incentive bonus plan. The payments in the 2003 period were made pursuant to a plan that was put in place in calendar 2000 which provided that if we were successful in the future raising of an additional $15 million in equity, the incentive payments would be earned. In a series of financings beginning in 2001 and ending with our Series C financing in August 2003, we raised a total of $19.5 million, thus triggering the payment.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003.

Net Content and Services Revenue

The following is our content and services revenue for the nine months ended September 30, 2004, and 2003:

Nine Months Ended September 30,		Percentage Change
2004	2003	2004 vs. 2003

$23,486,000	$12,961,000	81.2%

Net content and services revenue consists of AudibleListener membership revenue, revenue from single title sales, revenue from subscriptions, revenue from sales at the Apple iTunes music store, library revenue, point of sale rebates and corporate services revenue.

Net content and services revenue grew during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to the growth in our customer count and strong results from single titles sold during our $9.95 summer sale in June and September 2004. In addition, we recognized $2,411,000 in revenue in the 2004 period from sales at the Apple iTunes music store. Our customer count grew from 280,000 as of September 30, 2003 to 420,000 as of September 30, 2004. Our customer count includes all customers who have purchased Audible content at www.audible.com. Our customer count does not include customers who purchased our content at the Apple iTunes Music Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing drove the increase in our customer count

Hardware Revenue:

The following is our hardware revenue for the nine months ended September 30, 2004, and 2003:

Nine Months Ended September 30,		Percentage Change
2004	2003	2004 vs. 2003

$531,000	$489,000	8.6%

Hardware revenue consists of revenue derived primarily from the shipping and handling charge to customers on devices that Audible provides for free to AudibleListeners that commit to a twelve month AudibleListener membership. Also included are separate sales of digital audio players to consumers and libraries.

Hardware revenue increased during the 2004 period primarily as a result additional shipping and handling charges related to the increase in digital audio devices we gave away for free to customers who commit to a 12-month AudibleListener membership. Under EITF No. 00-21, with these multiple-element arrangements, we do not recognize revenue for the delivery of hardware because all consideration paid by the customer is contingent upon delivery of the content.

Related Party Revenue:

The following is our related party revenue for the nine months ended September 30, 2004, and 2003:

Nine Months Ended September 30,
2004	2003

$66,000	$0

Related Party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany which were entered into in September 2004.

Related party revenue for the nine months ended September 30, 2004 included $21,000 in fees earned from our agreement with France Loisirs, representing one-half month of the straight-line recognition of $1,000,000 in fees being recognized over the 24-month term of the agreement, and $45,000 in billings to Audible Germany for reimbursement of certain incremental costs incurred by us in connection with the joint venture in accordance with EITF 01-14.

Other Revenue:

The following is our other revenue for the nine months ended September 30, 2004, and 2003:

Nine Months Ended September 30,
2004	2003

$32,000	$48,000

Other revenue consists of the straight-line amortization of revenue derived from technology licensing fees which had been fully earned as of June 30, 2004.

Cost of Content and Services Revenue:

The following is our cost of content and services revenue for the nine months ended September 30, 2004, and 2003:

Cost of Content and Services	Nine Months Ended September 30,			As a Percentage of Content and Services Revenue
	2004	2003		2004	2003
Royalties and other content charges	$7,493,000		$3,435,000	31.9%	26.5%
Discount certificate rebates	$778,000	$	---	3.3%	---

Total cost of content and services revenue	$8,271,000		$3,435,000	35.2%	26.5%

Cost of content and services revenue consists primarily of royalties paid to publishers, the amortization of publisher royalty advances and equity securities issued in connection with Random House Audible, as well as discount certificate rebates.

Cost of content and services increased in the 2004 period as a percentage of content and services revenue due primarily to the addition of $778,000 in point of sale rebates. Also contributing to the increase are the price and product mix of titles sold in the period, including the introduction of sales at the Apple iTunes Music Store which began in October 2003.

Cost of Hardware Revenue:

The following is our cost of hardware revenue for the nine months ended September 30, 2004, and 2003:

Nine Months Ended September 30,		Percentage Change
2004	2003	2004 vs. 2003

$1,879,000	$1,505,000	24.9%

Cost of hardware revenue primarily consists of the cost of digital audio players that are given away or sold to customers.

The cost of hardware revenue increased in the 2004 period primarily due to additional costs associated with an increase in the number of digital audio players given away for free when customers commit to a 12-month AudibleListener Membership.

Operations:

The following is our operations expense for the nine months ended September 30, 2004, and 2003:

Nine Months Ended September 30,		Percentage Change
2004	2003	2004 vs. 2003

$3,658,000	$2,847,000	28.5%

Operations expense consists of payroll and related expenses for content acquisition, editorial, audio conversion and customer service and credit card fees.

Operation expenses increased in the 2004 period primarily due to $382,000 in higher credit card fees, $289,000 in higher customer service costs, and $101,000 in higher allocated overhead expenses. These increases are related to customer and revenue growth.

Technology and Development:

The following is our technology and development expense for the nine months ended September 30, 2004 and 2003:

Nine Months Ended September 30,		Percentage Change
2004	2003	2004 vs. 2003

$3,808,000	$3,639,000	4.6%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expenses in the 2004 period was primarily due to $201,000 in higher consultant expenses and $184,000 in higher bandwidth costs, offset in part by a $191,000 decrease in personnel expenses. As our customer count grows and the number of titles downloaded increases, we will need to continue to expand our bandwidth in order for our customers to be able to download their content.

Marketing:

The following is our marketing expense for the nine months ending September 30, 2004, and 2003:

Nine Months Ended September 30,		Percentage Change
2004	2003	2004 vs. 2003

$3,333,000	$3,597,000	(7.3%)

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners, and shipping and handling costs associated with selling digital devices.

Marketing expenses were lower in the 2004 period primarily due to the elimination of $535,000 in amortization related to the expiration of our amended agreement with Amazon.com, $382,000 in lower provisions for co-marketing and bounty payments, and a reduction of $277,000 in consultant expenses, offset in part by $450,000 in higher advertising and promotional expenses, and $263,000 in charges as a result of the issuance of warrants pursuant to a services agreement as well as higher personnel costs.

General and Administrative:

The following is our general and administrative expense for the nine months ending September 30, 2004, and 2003:

Nine Months Ended September 30,		Percentage Change
2004	2003	2004 vs. 2003

$2,367,000	$2,074,000	14.1%

General and administrative expenses consist primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The increase in expense in the 2004 period was primarily due to $399,000 in increased legal fees, in part related to our international expansion plans, $182,000 in increased audit and related fees, $154,000 in increased professional fees related to Sarbanes-Oxley compliance activities, $58,000 in NASDAQ Small Cap market relisting fees, and a $34,000 charge to write-down our investment in Audible Germany based on equity method losses of the entity. These increases were offset in part by the absence of $400,000 in payments made in the 2003 period to our officers in connection with an incentive plan, and the absence of $213,000 in forgiveness of debt which occurred in the 2003 period in connection with promissory notes issued for shares of common stock to stockholders. The payments in the 2003 period were made pursuant to a place that was put in place in calendar 2000 and provides that if we were successful in the future raising an additional $15 million in equity, the incentive payments would be earned. In a series of financings beginning in 2001 and ending with our Series C financing in August 2003, we raised a total of $19.5 million was raised, thus triggering the payment.

Factors Affecting Operating Results

We have only a limited operating history with which to evaluate our business and prospects. Our limited operating history and emerging nature of the market for Internet-delivered audio content makes predicting our future operating results difficult. In addition, our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development in new and rapidly evolving markets, specifically the rapidly evolving market for delivery of audio content over the Internet. These risks include our ability to:

•	acquire and retain customers;
•	sell Audible content through the Apple iTunes Music Store
•	control customer acquisition costs
•	minimize customer cancellation rates
•	build awareness and acceptance of audible.com, the AudibleReady format and AudibleReady devices
•	extend existing and acquire new content provider relationships
•	compete against other companies that provide services similar to ours
•	generate cash from operations and/or raise capital.

If we fail to manage these risks successfully, it would materially and adversely affect our financial performance.

As of September 30, 2004, we had not entered into any derivative financial instruments or other financial instruments or derivative commodity investments that expose us to material market risk. We currently do not and do not plan to engage in derivative instruments or hedging activities.

We have incurred significant losses since inception, and as of September 30, 2004, we had an accumulated deficit of $131,307,207. We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in marketing, content acquisition and operations.

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

Liquidity and Capital Resources

From inception through the date prior to our initial public offering, we financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from the sales of redeemable convertible stock and warrants prior to our initial public offering were $28,719,000. In July 1999, we completed our IPO and received net proceeds of $36,856,000. Since our IPO, we have raised an additional $15,860,000 in net proceeds through the private sale of our redeemable convertible stock (all of which was subsequently converted to common stock), and an additional $4,186,000 in net proceeds through private sales of our common stock.

As of September 30, 2004, our cash and equivalents balance was $11,447,683. Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance will enable us to meet our anticipated cash requirements for operations and capital expenditures for the foreseeable future. Beyond that, we may need additional funds to finance our continued growth. We cannot assure you that such additional financing, if needed, will be available on terms favorable to us, if at all.

On October 7, 2004, we filed a shelf registration statement for the sale of up to $125 million of common stock which includes the sale of up to 3,725,000 shares by certain of our stockholders identified in the registration statement. The registration statement was declared effective by the Securities and Exchange Commission on October 20, 2004.

Cash Requirements:

At September 30, 2004, our principal source of liquidity was $11,447,683 in cash and cash equivalents.

The following table shows future cash payments due under our commitments and obligations as of September 30, 2004.

Year	Operating Leases	Capital Leases	Royalty Obligations	Total

2004 (remaining)	$82,530	$124,885	$261,500	$468,915
2005	352,889	149,979	--	502,868
2006	375,656	--	--	375,656
2007	398,423	--	--	398,423
2008	398,423	--	--	398,423

Total	$1,607,921	$274,864	$261,500	$2,144,285

Sources and Uses of Cash

Net cash provided by operating activities for the nine months ended September 30, 2004 was approximately $2,717,000. Net cash provided by operating activities was primarily attributable to our net income, increase in accrued expenses and compensation, increase in deferred revenue and advances, services rendered for common stock and warrants, decrease in other assets, and depreciation and amortization, offset in part by a decrease in royalty obligations and an increase in accounts receivable. Net cash used in operating activities for the nine months ended September 30, 2003 was approximately $1,735,000. Net cash used was primarily attributable to our net loss, a decrease in accounts payable, and an increase in inventory, offset in part by services rendered for common stock and warrants, an increase in accrued expenses and compensation, depreciation and amortization, and the non-cash portion of the forgiveness of employee notes.

Net cash used in investing activities for the nine months ended September 30, 2004 and 2003, was approximately $325,000 and $94,000, respectively. Net cash used during both periods was related to purchases of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2004 was approximately $19,000 resulting primarily from principal payments made on capital lease obligations offset in part by the exercise of common stock options by employees, and payments received on notes due from stockholders for common stock. Net cash provided by financing activities for the nine months ended September 30, 2003 was approximately $5,890,000 primarily attributable to the sale of our Series C stock in the amount of $5,860,000, net of direct costs and proceeds and from the exercise of common stock options.

New Accounting Standards

On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. While the statement has not been finalized, its current form will require us to expense the fair value of stock option grants rather than disclose the impact on our net income within the footnotes to our financial statements, as is our current practice.

ITEM 3.	Qualitative and Quantitative Disclosures about Market Risk

We do not have operations subject to risk of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. The interest bearing portion of our cash and cash equivalent balances are kept in money-market accounts so we are exposed to interest rate risk only to the extent of interest income.

ITEM 4.	Controls and Procedures

Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in alerting them in a timely fashion to material information relating to the Company that is required to be included in periodic filings with the Securities and Exchange Commission.

In conjunction with its preparation toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002, to date the Company has identified significant deficiencies in internal control and has not yet completed its evaluation of the aggregate impact of these deficiencies on the Company’s internal control over financial reporting. These control deficiencies indicated that there was more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential would not be prevented or detected. The significant deficiencies identified to date involve inadequate segregation of duties in the financial area, inadequate review and approval of journal entries in the financial statement preparation process, inadequate verification of spreadsheets used in the financial statement preparation process, an inadequate vacation accrual recordkeeping system and the need for additional technical accounting and SEC reporting resources in the finance department. The Company is in the process of implementing new controls to remediate these deficiencies. These matters have been discussed with the Company's independent registered public accounting firm , with the Audit Committee and with the Board of Directors of the Company.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

In June 2001, Audible was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering in July 1999. The lawsuits also named certain of the underwriters of the initial public offering as well as certain of our officers, directors, and former directors as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for our initial public offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in our initial public offering allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of our stock. An amended complaint was filed April 19, 2002. We and our officers, directors, and former directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving us. On July 15, we, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the IPO Litigations. On February 19, 2003, the Court ruled on the motions. The Court granted our motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against us. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including us. The individual officers, directors and former director defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. The settlement would provide, among other things, a release of Audible and of the individual defendants for the conduct alleged to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against the underwriters of our initial public offering. Any direct financial impact of the proposed settlement is expected to be borne by our insurance carriers.

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. If the Court grants the motion for preliminary approval, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved. We cannot assure you that this proposed settlement would be approved and implemented in its current form, or at all.

Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.

We are not otherwise party to any lawsuit or proceeding that we believe is likely to have a material effect on us.

PART II - OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Report of Offering of Securities and Use of Proceeds There from

None

ITEM 3.	Defaults Upon Senior Securities

Inapplicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6	Exhibits

3.1*	Amended and Restated Certificate of Incorporation of Audible
3.1.2 !	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3.2*	Amended and Restated Bylaws of Audible
10.1+*	License Agreement dated November 4, 1998, by and between Microsoft Corporation and Audible
10.15*	1999 Stock Incentive Plan
10.15.1	Amendment No. 1 to Stock Incentive Plan
10.19*	Office Lease dated June 20, 1997, by and between Audible, as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in-common, as landlord
10.20*	Sublease Agreement dated July 19, 1996, by and between Audible, as sublessee, and Painewebber Incorporated, as sublessor
10.26*	Employment Offer Letter from Audible to Andrew Kaplan dated May 25, 1999
10.28**	Warrant Agreement to purchase 3,333 shares of Common Stock at a price of $22.95 per share, dated October 8, 1999, issued by Audible to National Public Radio, Inc.
10.29*	Common Stock Purchase Warrant, W-1, issued June 17, 1999, to Robin Williams
10.30*	Common Stock Purchase Warrant, W-2, issued June 17, 1999, to Robin Williams
10.30.1##	Amendment No. 1 to Common Stock Purchase Warrant, W-2, issued January 25, 2002, to Robin Williams (relating to Exhibit 10.30)
10.40***	Settlement Agreement by and between Audible Inc. and investor parties thereto dated February 6, 2004.
10.41***	Form of common stock warrant issued by Audible Inc. to investor parties in connection with the Series A Settlement Agreement dated February 6, 2004.
10.42++	Shareholder Agreement by and between Audible Inc., MNO Beteiligungs GmbH, Verlagsgruppe Random House GmbH, Holtzbrinck Networxs AG, and Audible GmBH dated August 30, 2004.
10.43++	License and Services Agreement by and between Audible Inc., and Audible GmBH dated August 30, 2004.
10.44++	Master Alliance Agreement by and between Audible Inc., France Loisirs S.A.S. and Audio Direct S.A.S. dated September 15, 2004.
10.45	Articles of Association for Audible GmBH.
31.1	Quarterly Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Quarterly Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Quarterly Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Quarterly Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-76985)
**	Incorporated by reference from the Company’s Form 10K/A for the fiscal year ended December 31, 1999
#	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2000
##	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2001
!	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2001.
>	Incorporated by reference from the Company’s Form 8-K filed on August 5, 2003.
***	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2003.
&	Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 2, 2003.
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

Dated:  November 12, 2004

