Form 10-K
period 2004-12-31
AUDIBLE INC
filed 2005-03-31
CIK 1077926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
☒	THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 000-26529

AUDIBLE, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3407945 (I.R.S. Employer Identification Number)

65 WILLOWBROOK BLVD. WAYNE, NEW JERSEY (Address of principal executive offices)	07470 (Zip Code)

(973) 837-2700
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:

None	None

Securities Registered Pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant was $127,948,560 based upon the closing price on the Over-the-Counter Market on the last business day of the registrant's most recently completed second fiscal quarter. (Based upon the closing price of $12.00 per share on June 30, 2004).

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of March 23, 2005, 24,065,716 shares of common stock of the Registrant were outstanding.

AUDIBLE, INC.
FORM 10-K

PART I

Item 1. Business.

Overview

We are the leading provider of digitally delivered spoken word audio on the Web. We specialize in the spoken word, selling membership-based spoken audio content, such as audio versions of books, newspapers and magazines, original productions and public radio subscriptions. Consumers shop, purchase and download audio content from www.audible.com directly to personal computers for listening in a variety of ways. Most of our customers download audio to their PCs and Macs and then transfer the audio to MP3 players, personal digital assistants, or PDAs, or to “smart” wireless telephones for mobile listening. Others transfer, or “burn,” the content to audio CDs for playback on CD players. Others simply listen at their computers or through a digital home entertainment network. Audible.com is also the Apple iTunes Music Store’s exclusive provider of spoken word products for downloading via the Web and Amazon.com’s pre-eminent provider of spoken word content for digital distribution.

We offer customers the opportunity to join AudibleListener, a monthly membership service. For a fixed monthly fee, AudibleListener customers may download a specific number of titles of their choice from our website. Customers may also purchase individual titles, as well as subscribe to one of our 46 daily, weekly, or monthly subscription products. Customers can select from more than 70,000 hours of audio content, much of which is available in digital audio format only at our website www.audible.com. The selection of audio in our store ranges from more than 7,600 best-selling and classic audiobooks, to abridged audio editions of national periodicals such as The Wall Street Journal, Forbes, and Scientific American. Language instruction, personal development, stand-up comedy, children’s audio and historic speeches and readings, along with fiction, business, mystery and romance are among the 145 categories of listening available to our customers.

At audible.com, new customers who commit to twelve months of the AudibleListener service can receive a free MP3 player. We provide an MP3 player to new customers as an incentive to join the AudibleListener program. Several manufacturers, including Apple Computer, Creative Labs, palmOne, Hewlett-Packard, Kenwood, Motorola, PhatNoise, Rio Audio, Samsung, Thomson, Inc. and Toshiba support and promote the enjoyment of our audio on all or some of their MP3 players, PDAs or cellular telephones. Manufacturers support us by including our AudibleReady software on their devices and may also include audio samples on the device, as well as insert marketing brochures in the device box. Our manufacturing partners may also provide point-of-purchase sales support, after-market promotions, and web-based and e-mail customer outreach. We work with original equipment manufacturers of mobile audio devices, original design manufacturers, and integrated circuit vendor partners to simply and rapidly adopt Audible’s technology for use in manufactured devices.

Since launching the service in 1997, over 467,000 customers in 120 countries have purchased content at audible.com, and thousands more have purchased our content at the Apple iTunes Music Store. We acquire new customers through a variety of marketing methods, including e-mail, targeted web advertising, paid search, word-of-mouth, marketing partnerships with device manufacturers and retailers, and targeted radio advertising. Beyond leveraging our first-to-market technology in the English language, together with our joint venture partners, we launched a German language version of the Audible service in December 2004. We have also entered into a license and service agreement to support the launch of a French language version of the Audible service scheduled to launch in the second quarter of 2005. Our plans for 2005 also include the launch of Audible UK, the launch of Audible Education, and the launch of Audible Wireless.

The market for the Audible service results from the increasing usage of the internet, the growth of hand-held electronic devices that have digital audio capabilities, and the increasing number of hours commuters spend in traffic when they cannot read or look at a computer screen. In contrast to traditional radio broadcasts or satellite radio, the Audible service offers customers access to content of their choice and the ability to listen to what they want, when and where they want - whether commuting, exercising, relaxing, or sitting at their personal computers. Unlike traditional and online bookstores, which are subject to physical inventory constraints and shipping delays, we provide a selection that is readily available in a digital format that can be quickly delivered over the internet directly to our customers.

We provide new sources of revenue for publishers, writers and producers of books, newspapers, magazines, newsletters, radio shows, professional journals and business information. We add the utility of audio information, entertainment and education to a broad array of manufactured devices primarily designed to play music or provide mobile organizational or telephone applications. In addition, our service provides companies that distribute or promote our service with a wide selection of digital audio content to offer to their customers.

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

According to Harris Interactive, from 1973 to 2002 the median number of hours that people say they work jumped from 41 hours a week to 49. Over the same period, Harris reports that people’s leisure time has dropped from 26 to 19 hours per week. Listening is a way for individuals to consume content at times when they are unable to read, such as when they are driving. The Veronis Suhler Stevenson Communications Industry Forecast for 2003 estimated that on average Americans spent more than 20 hours a week listening to the radio, compared to 17.7 hours in 1998. In comparison, Veronis Suhler Stevenson estimated that book reading declined among Americans from an average of 2.3 hours in 1998 to 2.1 hours per week in 2003. According to the 2000 United States Census, 97 million people drive to and from work alone, an increase of 15% from 1989. The Census also reported that average travel time to work increased to 25.5 minutes each way, an increase of 7% from 1990. In addition, according to the Census more than 42 million individual drivers have a commute of at least 30 minutes or more each way. As individuals look to use their commuting time more efficiently and manage an increasing amount of available content, audiobooks have emerged as a personalized “pay-to-listen” alternative to radio, because radio does not allow listeners to control when they listen to a particular program. A study by the Audio Publishers Association in 2001 indicated that 23 million American households listened to audiobooks in 2001. An eBrain survey conducted in July 2002 for the Consumer Electronics Association found 20% of their sample currently listens to audiobooks and 24% expect to increase their consumption in coming months.

According to the Audio Publishers Association, the U.S. market for audiobooks on cassette and CD sold in retail stores grew to $800 million in 2003. This increasing usage of audiobooks exists despite limited types of content, high prices and the limitations of cassette tapes and CDs. For instance, the audiobook market based on retail sales does not include the many audiobooks and other spoken word products sold to consumers directly or in vertical markets such as personal improvement, training, and educational markets, nor does it address the emerging market in personalized “time-shifted” radio programming or timely print content such as newspapers, newsletters, magazines and journals.

The internet has emerged as a powerful global communications and entertainment medium, giving millions of people the ability to access large amounts of valuable, pay-for-access media. Jupiter Research reported that as of the end of 2003, 21.5 million households, or about one-fifth of U.S. households, were connected to the internet via broadband. Based on historic growth rates and current trends around broadband availability, interest, and pricing, Jupiter Research forecasted that by 2008, 46 million households, representing half of online households and 40% of all U.S. households will connect via high-speed, always-on technologies. Through the internet, people can buy various forms of information and entertainment, from books to music and video for usage both at and away from the computer.

According to the International Data Corporation, or IDC, in an April 2004 report, the worldwide converged handheld device market, which includes smartphones, will grow at a CAGR (Compound Annual Growth Rate) of 43% between 2003 and 2008. The report predicts that the worldwide market for converged mobile devices will expand from 3.2 billion in 2003 to 19.2 billion in 2008.

A key driving force in Audible’s growth is the emerging market for handheld devices that play digital or compressed audio. The AudibleReady initiative was designed to exploit this market by entering into multiple technology and co-marketing relationships with companies that manufacture digital audio-enabled devices. The AudibleReady brand exists as a spoken word digital download and playback standard that insures satisfactory interoperability between the Audible service and digital audio-enabled devices. The AudibleReady program for digital audio device manufacturers also creates a business structure by which the manufacturer markets the Audible service to its user base in return for a percentage of revenues generated by that user base or coordinated retail sales rebates and promotional programs.

Currently Audible is focused on two primary device categories and one emerging device category for the AudibleReady initiative. The primary categories are commonly referred to as “MP3 players” and “personal digital assistants” or PDAs. The emerging device category is commonly known as “smartphones” because they combine the function of PDAs such as on-board memory, and the ability to play digital audio with cellular phone services.

Within the MP3 player market, there are players that are referred to as ‘hard drive players’ - such as the Apple iPod - that have hard drive-based memory capacities of more than 1GB, and ‘flash-based players’ such as select Creative Labs and Rio Audio devices that store audio files on rewritable flash memory chips of 1GB or less.

In December 2003 Jupiter Research published a report that predicted the demand for MP3 players in the U.S. would grow at a rate of 50% a year through 2006. According to Jupiter, shipments of MP3 players in the U.S. were about 3.5 million in 2003, which is almost double 2002 figures. Jupiter also predicted that there would be more than 26 million MP3 players in use by 2006. According to Jupiter, starting in 2004, the demand for players with hard drives will surpass that of players with flash memory. The DVD player market, which we believe is a valid comparative model, has grown from 11.4 million U.S. households in 2000 to 39.3 million in 2003 according to the Consumer Electronics Association, with an average price of $490 in 1997 to an estimated $138 in 2003.

The market for personal digital assistants that have digital audio capabilities had been led by Pocket PCs -devices running on Microsoft operating systems which are manufactured by Hewlett-Packard, Toshiba, and Dell among others. In 2003 palmOne joined the audio-enabled Pocket PC market. Audible now has AudibleReady relationships with palmOne, as well as other Pocket PC manufacturers for all their devices that have audio capabilities. While research firm IDC estimated that worldwide PDA shipments in 2003 totaled less than 10 million units, the percentage of these devices that are AudibleReady increased dramatically because of the introduction of AudibleReady hand-held devices from palmOne.

In 2002 Gartner Group reported that sales of smartphones such as the Treo 600 from palmOne - the first AudibleReady smartphone - were significant enough in the U.S. to slow the sales of PDAs. IDC published a report in February 2004 that estimated that smartphones showed significant growth and future promise. In such report IDC estimated that in 2003, the worldwide smartphone market grew 181% year-over-year to 9.6 million units. IDC also reported that the smartphone market is expected to grow from 9.6 million units in 2003 to 99.4 million in 2008. Additionally, IDC reported that mobile phones with a removable card slot accounted for 70.4 million units or 15% of global handset sales. IDC expects this figure to rise to 420.6 million units or 64% in 2008.

The key characteristic of smartphones that enable support for the Audible service is the inclusion of enough internal memory to store our audio content. Since most smartphones “dock” to computers, allowing for data exchange of contact and schedule information, Audible audio can be transferred to smartphones via a personal computer. Audible’s technology also supports full wireless downloads of spoken word audio content, a capability that we expect will enable universal access to audible.com via broadband wireless and local “Wi-Fi” networks in the future.

Beyond the family of AudibleReady devices, our CD burning feature makes the Audible service attractive to a wide audience. IDC estimates that the number of CD burners for use with personal computers will increase from 180 million in 2002 to 546 million in 2005. IDC has also stated that sales of blank audio CDs have surpassed sales of music CDs.

We are also developing relationships with cell phone companies and other high technology providers. We believe wireless handheld technology is the ideal match for our business. The combination of wireless freedom and digital transmission is expected in the future to allow a consumer to download from a library of audio recordings and bypass the anchored desktop PC. This freedom to download wirelessly will allow unprecedented convenience for consumers.

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

We have more than 70,000 hours of audio content currently available on our website, featuring abridged daily audio editions of The Wall Street Journal and The New York Times - available on a subscription basis in time for the morning drive to work each day — as well as abridged Forbes, Harvard Business Review, Scientific American and Fast Company audio editions. The site offers a broad collection of audiobook best sellers and classics by authors such as Tom Clancy, Stephen King, John Grisham, Mary Higgins Clark, James Patterson, the Dalai Lama, David McCullough, Stephen Hawking, William Shakespeare, Emily Dickinson and Jane Austen. There are also speeches, lectures, and on-demand radio programs including Marketplace, All Things Considered, Car Talk, Fresh Air and This American Life, and original shows such as RobinWilliams@audible.com. We believe that our extensive audio content collection and our secure delivery system provide benefits to our customers, content providers, manufacturers of AudibleReady hand-held electronic devices and other companies, which distribute or promote our service.

Benefits to Customers

Unlike the traditional ways consumers select, organize and consume spoken audio content, Audible customers can access content of their choice and listen when, where and how they want - whether commuting, exercising, relaxing or sitting at their personal computers.

Selection

At our website, www.audible.com, customers can browse and purchase from a large and diverse collection of readily available premium spoken audio content, most of which is currently available in digital format for internet distribution only through us either pursuant to exclusive arrangements or because, to our knowledge, no one else currently has or is exploiting these rights. Our collection currently includes more than 7,600 digital audiobooks in a wide variety of categories. We are the only source of timely digital audio editions of leading newspapers and selected periodicals. We also offer popular and special interest radio programming, including interviews, commentaries and talk radio. Our collection also contains selections that are difficult to find or may not otherwise be readily or conveniently available to consumers elsewhere.

             Convenience

Audible.com provides customers with one-stop shopping for their premium digital spoken audio. Our customers can browse and sample spoken audio selections through our easy-to-navigate website. They can enroll in AudibleListener, a monthly subscription program entitling customers to download content of their choice, purchase bundled packages of selected audio titles as well as choose automated delivery of timely audio content on a subscription basis. Unlike traditional and online bookstores, which are subject to physical inventory constraints and shipping delays, we are never “out of stock” and we provide a service that is readily available in digital format and can be quickly delivered over the internet directly to our customers.

Listening Experience

Unlike terrestrial and satellite radio, which offer limited programming and no ability for the listener to control broadcast times, our service enables customers to take greater control of their time and their listening experience. Customers choose to listen to what, when and where they want. Additionally, customers can choose from four different fidelity options for their listening. Our service also allows customers to skip between selections or individual articles or chapters within selections. Customers can pause and resume listening where they left off and can “bookmark” multiple sections of content, rather than be constrained by the rewind and fast forward functions of cassette tape players.

Mobility

We offer our customers a choice of listening options tailored to their lifestyle while driving, exercising, relaxing or multi-tasking. Customers can listen to their audio with an AudibleReady MP3 player or PDA, using a CD player, certain cellular telephones, via an automobile jukebox or from their audio equipped desktop computer. Customers who subscribe to a recurring title (newspaper, magazine, radio program, etc.) can have it automatically delivered to their PC, Mac, or mobile device before they get up in the morning or leave the office for the day.

Value

We provide customers with what we believe is a strong value proposition in our AudibleListener program, where for a fixed monthly fee, the customer downloads a prescribed number of audio titles of their choice. Individual titles are typically priced 20 to 30% less than the same audiobook on cassette or CD, and if purchased within the AudibleListener membership plan, discounts can be more than 60% compared to cassette or CD.

Benefits to Business Affiliates

We help content creators, device manufacturers, online e-commerce companies, consumer electronics retailers and other companies that distribute our products or promote our service to their customers to create incremental sources of revenue by aggregating premium audio content and providing a widely-accepted system for digital spoken audio distribution.

Content Creators

We provide a new source of revenue for publishers of newspapers, magazines, journals, newsletters, professional publications and business information and producers of radio broadcasts by creating a new market for content that is too timely for distribution on cassette tape or compact disc and generally too specialized for widely-broadcast radio programs. Additionally, our electronic delivery service offers publishers of audiobooks a new distribution channel for their existing audiobook content. In a strategic alliance with Random House, Inc., Random House Audible has been established as a publishing imprint within Random House, Inc.’s Random House Audio Publishing Group Division.

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

CD Burning Software Providers

Leading CD burning software providers have agreed to support and promote the capability for our customers to burn the content they purchase to CD for playback in portable CD players or in CD players installed in automobiles. These CD burning software providers usually receive a percentage of revenue Audible receives from customers who burn their content to CD.

Device Manufacturers

Major manufacturers of audio-enabled digital players, such as Apple Corp., Creative Labs, Hewlett-Packard, Kenwood, Motorola, palmOne, PhatNoise, Rio Audio, Thomson Inc. and Toshiba have agreed to support and promote the secure playback of our content on their devices. The PhatNoise Car Audio System, among the first high-capacity media jukeboxes designed specifically for automobiles, is capable of playing content purchased from us. In addition, new customers who agree to join the AudibleListener program for a twelve-month period have the option of receiving Creative Lab’s Muvo digital audio player. The Muvo is also available for sale at our website. Our service provides these manufacturers with an attractive application that takes advantage of the audio capability of their digital audio devices, which may in turn increase their sales. In most cases, these manufacturers receive a percentage of the revenue generated over a specified period of time by each new customer referred by them. Such costs are recorded in marketing expenses.

Companies That Distribute Our Products or Promote Our Service

We have entered into marketing agreements with Apple Corp., palmOne, Toshiba, Cox Communications, Cablevision System’s Optimum Online broadband service, Time Warner Cable’s Roadrunner broadband service, Amazon.com, Microsoft, The New York Times Company, Dow Jones (The Wall Street Journal) and others to promote our content to their customers, either directly or indirectly. We have agreed with these companies to compensate them from sales of our content to their customers. In return, we have access to additional distribution channels. We have also established relationships with electronics retailers such as Crutchfield, J&R ComputerWorld, Micro Center, MobilePlanet.com, Amazon.com, BestBuy and Tweeter to promote our AudibleListener membership plan by offering consumers either a discount on the purchase of an AudibleReady device, a cash rebate on the purchase of an AudibleReady device, or a gift card to be honored by the retailer on a future purchase.

Our Strategy

Our objective is to enhance our position as the leading provider of subscription based, internet-delivered, premium spoken audio content. Key elements of our strategy to achieve this goal include:

Increase Brand Awareness

We seek to make “Audible” a more recognizable brand. We continue to use the AudibleReady brand to signify that a player is enabled to play back Audible content. We are working to enhance brand awareness of the Audible service and increase visitors to our website by expanding our marketing efforts through online initiatives as well as co-marketing agreements. Online initiatives include a wide range of promotional vehicles that we use to communicate with existing customers as well as prospective customers. We also have a well-developed “customer-get-customer” program. Our co-marketing agreements and business relationships with our content partners, cable television operators, CD burning software providers, retail partners, the Apple iTunes Music Store, Amazon.com and AudibleReady player manufacturers are key elements of our plans to make potential customers aware of, and to encourage them to use our service. We continue to seek to enter into agreements with content providers as well as owners of internet portals and e-commerce sites to promote the Audible service to internet users.

Expand Content Collection

We plan to acquire more digital distribution rights to audio versions of books, newspapers, radio broadcasts, magazines, journals, newsletters, conferences, performances, comedy, lectures, speeches, as well as other educational and original programming. With selected content providers, we plan to create additional timely digital audio editions of newspapers, periodicals and other content not otherwise available to consumers in audio format. We intend to continue to differentiate our service by expanding our collection of exclusive, original and topic-specific content, building a collection unconstrained by traditional physical inventory concerns.

    Enable Additional Electronic Devices, Wireless Phones and Systems to be AudibleReady

We intend to continue to work with the manufacturers of hand-held electronic devices to support and promote the playback of Audible content on their players. We also seek to make future generations of AudibleReady audio players that use the MP3 audio format, a digital compression format that is currently used primarily for music playback. AudibleReady technology is compliant with leading operating systems. We are seeking to expand the AudibleReady program within a variety of mobile players, such as wireless phones, other hand-held computing devices as they become audio-enabled, automobile-based media jukeboxes, personal computers and in-home digital entertainment systems. We continue to offer a packaged software library to partners who wish to add Audible support to their desktop end-user audio management applications.

    Continue To Improve the Customer Experience

We intend to make the Audible service increasingly easy for customers to use and personalize. We intend to take advantage of the flexibility of our online distribution system to offer various pricing, membership, and subscription models designed to maximize customer satisfaction and to generate recurring revenue. We continue to enhance audible.com to make it easier for customers to find specific selections and to actively suggest selections that might be of interest to them based on their prior purchasing patterns. We also are enhancing our AudibleManager software to make it simpler for customers to manage their personal audio content selections and automate downloads and transfers of content to mobile players. We provide customer service via telephone, online chat and email.

    Continue International Expansion

    In December 2004, together with our joint venture partners, we launched Audible Germany.  France Loisirs, via a licensing and services agreement with Audible, launched Audible France in the first quarter of 2005. We also intend to launch Audible UK in the second quarter of 2005. In addition, we recently announced that our strategic initiatives for 2005 will include the launch of Audible UK, which will be a spoken audio website focused on the UK marketplace.

    Pursue New Strategic Initiatives

   We recently announced that our strategic initiatives for 2005 will include the launch of Audible UK, the launch of Audible Education and the launch of Audible Wireless. Audible Education’s focus will be to bring the benefits of spoken audio to the consumer and institutional learning markets. Audible Wireless will bring direct to handset over-the-air delivery of Audible content to our customers.

The Audible Service

Audible’s integrated spoken audio delivery service includes five components: (1) our website, www.audible.com, (2) our collection of digital audio content, (3) our software for securing, downloading, managing, transferring, burning and playing audio selections, (4) a variety of AudibleReady players which include our technology and features that manage the listening experience, and (5) other services.

Audible.com

Our website, www.audible.com, offers a large and diverse selection of premium digital spoken audio content in a secure format for download by customers. At audible.com, visitors can browse, search for, sample, purchase, subscribe to, schedule, stream and download digital audio content. Customers can also contribute reviews and rate the content at audible.com, which other customers may use as part of their purchasing decision. One hour of spoken audio in our most popular format, requires about eight megabytes of storage, and downloads to a listener’s computer in approximately ten seconds using a high speed internet connection, and less than thirty seconds to transfer the content from the computer to an AudibleReady player. Customers are offered up to four different fidelity options, allowing them to trade off between fidelity and speed of download from the internet. According to The Wall Street Journal, more than 15 million American households have broadband connections. Veronis Suhler Stevenson projects that by 2005, 68.4 million U.S. households will be online and that by 2006, 41% of online households will subscribe to a broadband internet connection.

Digital Audio Content

We currently offer more than 7,600 digital audiobooks and more than 15,000 other audio selections comprising over 70,000 hours of digital spoken audio content, segmented in four major categories:

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

•
Radio broadcasts. We offer popular and special-interest public radio programs shortly after they are originally broadcast so our customers have the flexibility to listen to these programs when and where they want. We offer audio versions of broadcasts such as Fresh Air, Marketplace, This American Life, The News from Lake Wobegon, Car Talk and Science Friday.

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

We currently have licensed internet distribution rights to audio content from more than 200 publishers, producers of radio content and other content creators. Our license agreements are typically for terms of one to five years, and many provide us with exclusive internet distribution rights. Under most licensing arrangements, we pay the content creator a portion of the revenue we receive. In some of our arrangements, we also pay a guaranteed advance against the content creator’s revenue share.

    In most cases, we license audio recordings from publishers and content creators. In other cases, such as with The New York Times and The Wall Street Journal, we record and produce audio versions from the print publications. In all cases, we convert the audio into our compressed, secure, digital format.

Audible Software

Our software consists of AudibleManager for downloading, managing, scheduling and playing audio selections and AudiblePlayer for Pocket PC PDAs and for devices running the palmSource 5 or 6 Operating System, such as the palmOne Zire, Tungsten or Treo 600.

AudibleManager enables our customers to download and listen to spoken audio content and transfer it to AudibleReady players for mobile playback. AudibleManager implements Audible’s security system for ensuring that downloaded content is playable only by authorized players and devices. AudibleManager can also be used to organize individual selections, to specify listening preferences, to manage delivery options for subscriptions, and to burn purchased audio to audio CDs. Selections that exceed playback time limitations on a customer’s hand-held electronic device can be listened to over successive sessions by reconnecting the player to the customer’s personal computer and initiating a synchronization command that automatically replaces the sections that have been played with new content.

Our AudiblePlayer software enables users of hand-held PDAs to control and customize their listening experience. Unlike cassette tapes, AudibleReady players allow fast navigation of the content through section markers and bookmarks that can be set by the user. Users can skip between selections, individual articles or chapters, effectively allowing them to control their listening experience.

AudibleReady Devices

AudibleReady devices are personal computers and other electronic devices that have a speaker or an audio output jack and can play back our audio content. The AudibleManager and AudiblePlayer software enable these devices to receive and play back Audible content and are available for download for free from audible.com. Several device manufacturers have bundled the AudibleManager and AudiblePlayer software with their devices. The audio output jack of these players can work with headphones or a cassette adapter to enable the content to be played through a car stereo system. Audible customers may also burn their audio to CDs for listening through a CD player. The Apple iTunes jukebox software incorporates AudibleReady features to enable owners of personal computers and the Apple iPod to download and listen to spoken audio from audible.com.

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

We have formed co-marketing relationships with a number of consumer electronics and computer companies to promote AudibleReady electronic devices and our content to consumers. The device manufacturers are generally required to promote the Audible service through a variety of means, which may include (1) providing audio samples, (2) displaying the AudibleReady logo on the outside of the player package, (3) including our brochures inside the player package and (4) referring to Audible and AudibleReady in their software, brochures and manuals. In most cases, the device manufacturers receive a percentage of the revenue related to the content purchased by owners of their AudibleReady players. These revenue sharing arrangements typically last one or more years from the date the device owner becomes an Audible customer.

Other Services

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

We compete with (1) traditional and online retail stores, catalogs, clubs and libraries that sell, rent or loan audiobooks on cassette tape or compact disc, (2) websites that offer streaming access to spoken audio content using tools such as the RealPlayer or Windows Media Player and (3) other companies vying for consumers’ time, such as satellite radio, as well as digital music streaming and download services.

Audiobooks on cassette tape or compact disc have been available from a variety of sources for a number of years. Traditional bookstores, such as Borders and Barnes & Noble, and online bookstores, such as barnesandnoble.com offer a variety of audiobooks. The Audio Book Club offers discounted audiobooks by mail order. MediaBay.com offers a small number of digital downloads of spoken audio and has announced its intention to supply MSN Music with spoken audio content. Various rental services offer low pricing for time-limited usage of physical audiobooks on tape or CD, and libraries loan a limited selection of audiobooks. One or more of these competitors might develop a competing electronic service for delivering audio content.

Companies and portal companies including America Online, Yahoo! or MSN may in the future compete directly with us by selling premium spoken audio content for digital download. Competition from websites that provide streaming audio content is intense and is expected to increase significantly in the future. Online music services such as the Apple iTunes Music Store and Real Network’s Rhapsody offer a wide selection of streaming and downloadable music content. Other companies have announced their intention to launch music services in the future.

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

We hold ten patents and have filed several continuations cases containing multiple claims covering and further expanding various aspects of the Audible system. We do not know if the other pending patents will ever be issued and, if issued, if they will survive legal challenges. Legal challenges to our patents, whether successful or not, may be very expensive to defend.

Audible’s patent portfolio concerns systems that author and deliver content for secure delivery to portable devices. Audible has maintained open continuation cases based on the original disclosure and continues to craft claims that match industry practice as it evolves. In addition to content security, Audible has pioneered the updating of a portable digital device’s contents based on user preferences and content types (e.g. recurrent subscription content). Audible has a separate family of patents that applies to relevant methods and systems, including claims for portable devices with the characteristics needed to support these usage models, notably maintenance of the state of the user’s consumption of media stored on a device. Audible’s patents are not limited to audio content but instead apply to a broad range of media types, and the device types include not only tethered but untethered (e.g. wireless) devices as well.

We have registered in the United States several of our trademarks and service marks, including but not limited to “Audible Entertainment,” “Audible Entertainment Network,” “Audible Hear, There, and Everywhere,” “Audible,” “audible.com,” “AudibleManager,” “AudibleReady,” “AudibleMobilePlayer,” “AudibleListener,” “Internet Theatre,” “Click.Hear,” and “AudiblePlayer.” In addition, we have begun to take affirmative steps to protect our trademarks outside of the United States as effective trademark, service mark, and copyright protection is not necessarily available in every country in which our services are available online.

We also license some of our intellectual property to others, including our AudibleReady technology and various trademarks and copyrighted material. While we attempt to ensure that the quality of our brand is maintained, others might take actions that materially harm the value of either these proprietary rights or our reputation.

We license technology from others, including elements of our compression-decompression technology that we incorporate into the Audible system. If these technologies become unavailable to us, we would need to license other technology, which would require us to redesign our system and recode our content. Although we are generally indemnified against claims that technology licensed by us infringes the intellectual property rights of others, such indemnification is not always available for all types of intellectual property and proprietary rights and in some cases the scope of such indemnification is limited. Even if we receive broad indemnification, third party indemnitors may not have the financial resources to fully indemnify us in the event of infringement, resulting in substantial exposure to us. We cannot assure you that infringement or invalidity claims arising from the incorporation of this technology, resulting from these claims, will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential redevelopment costs and delays, all of which could materially and adversely affect our business, operating results, and financial condition.

Employees

As of December 31, 2004, we had a total of 97 full-time employees: 53 in operations, 24 in technology and development, 15 in marketing, and 5 in general and administrative.

Item 2. Properties.

Our principal administrative, marketing, technology and development, and operations facility is located at 65 Willowbrook Boulevard, Wayne, New Jersey, 07470, where we lease approximately 22,000 square feet. Our lease expires on December 31, 2008.  We anticipate leasing approximately an additional 7,600 square feet at this facility in the beginning of 2005.

Item 3. Legal Proceedings.

On February 22, 2005, a purported class action complaint was filed in the United States District Court for the District of New Jersey by Dennis Carter on behalf of himself and all other similarly situated investors against us, our Chief Executive Officer and our Chief Financial Officer. The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, and alleges that the defendants did not make complete and accurate disclosures concerning our future plans and prospects. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our securities during the period from November 2, 2004 through February 15, 2005. It is possible that additional complaints may be filed in the future. We expect that all individual lawsuits will be consolidated into a single civil action. We believe that the complaint is without merit and intend to defend the litigation vigorously. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome of this matter.

In June 2001, we and certain of our officers were named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to our initial public offering (“IPO”) in July 1999. The lawsuits also named certain of the underwriters of the IPO as well as certain of our directors and former directors as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for our IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in our IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of our stock. An amended complaint was filed April 19, 2002. We and certain of our officers, directors, and former directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving us. On July 15, we along other non-underwriter defendants in the coordinated cases also moved to dismiss the IPO Litigations. On February 19, 2003, the Court ruled on the motions. The Court granted our motion to dismiss the claims against us under Rule 10b-5, due to the insufficiency of the allegations against us. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including us. Our individual officers, directors and former director defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. The settlement would provide, among other things, a release for us and for the individual defendants for the conduct alleged to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims us that may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurance carriers.

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. The parties are directed to report back to the court regarding the modifications. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.

On March 23, 2005, Digeo, Inc., a Delaware corporation, filed, but did not serve, a complaint for patent infringement in Federal District Court in the State of Washington. We believe the claims made in the complaint are without merit and will not have a material adverse impact on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was traded on the NASDAQ National Market under the symbol "ADBL" from our public offering on July 16, 1999 through August 6, 2002, at which time we moved to the NASDAQ Small Cap Market. On February 18, 2003, our stock was delisted from the NASDAQ Small Cap Market and began trading on the Over-the-Counter Market (OTCBB) under the symbol "ADBLD". On July 1, 2004, our stock was relisted on the NASDAQ Small Cap Market under the symbol “ADBL”, and on November 16, 2004, returned to trading on the NASDAQ National Market. Prior to July 16, 1999, there was no established public trading market for any of our securities.

The following table sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock as reported on the NASDAQ National Market, NASDAQ Small Cap Market or Over-the-Counter Market, as adjusted for a one-for-three reverse stock split of our common stock effective June 17, 2004.

	High	Low

2003
First Quarter	$1.05	$0.60
Second Quarter	2.25	0.78
Third Quarter	4.38	1.56
Fourth Quarter	12.66	3.48

2004
First Quarter	$12.42	$8.88
Second Quarter	14.70	10.65
Third Quarter	17.93	10.60
Fourth Quarter	29.97	15.35

2005
First Quarter (through March 23, 2005)	$28.90	$12.37

On March 23, 2005, the last reported sale price of our common stock was $13.40 per share. As of March 23, 2005, we had approximately 166 stockholders of record of our common stock, although there are a significantly larger number of beneficial owners of our common stock.

We have never paid or declared any cash dividends on our common stock. Our present policy is to retain any earnings to finance the growth and development of the business and, therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

From January 2004 through December 2004, we issued the following unregistered securities, as adjusted for the reverse stock split of one for three that occurred on June 17, 2004:

Warrants:

In February 2004, in connection with the conversion of our preferred stock, we issued warrants to purchase 333,333 shares of common stock at a price of $21.00 per share, which expire February 6, 2011.

In March 2004, in connection with a services agreement, we issued a warrant to purchase 25,000 shares of common stock at a price of $1.50 per share, and a warrant to purchase 8,333 shares of common stock at a price of $9.75 per shares, which both expire March 29, 2009.

In October 2004, in connection with a hardware manufacturing agreement, we issued a warrant to purchase 1,000 shares of common stock at a price of $17.00 per share, which expires October 19, 2009.

The above securities were offered and sold by us in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering.

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with the financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information appearing elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 2003 and 2004 and for the years ended December 31, 2002, 2003 and 2004, are derived from, and are qualified by reference to, our audited financial statements included elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 2000, 2001 and 2002, and for the years ended December 31, 2000 and 2001 are derived from our audited financial statements not included in this Form 10-K. All share data shown reflects the one for three reverse stock split that occurred on June 17, 2004.

Certain operating expenses within the following selected financial data for 2000, 2001, and 2002 have been reclassified to conform to the presentation for later periods. These reclassifications had no effect on net income or net loss.

	Year Ended December 31,

	2000	2001	2002	2003	2004

Statement of operations data:
Revenue, net:
Content and services revenue:
Consumer content	$1,443,554	$5,143,002	$10,939,871	$18,594,531	$33,838,272
Point of sales rebates	—	—	—	(104,710)	(696,044)
Services	575,791	883,921	347,816	104,569	68,127
Bulk content	500,000	1,435,048	—	—	—

Total content and service revenue	2,519,345	7,461,971	11,287,687	18,594,390	33,210,355

Hardware	1,273,117	1,293,533	931,785	665,584	694,900
Related party revenue	—	—	—	—	362,170
Other	756,518	315,909	150,067	64,504	52,144

Total revenue, net	4,548,980	9,071,413	12,369,539	19,324,478	34,319,569

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	3,637,683	4,843,720	4,904,245	5,318,919	10,650,382
Discount certificate rebates	—	—	—	—	1,461,719
Total cost of content and services revenue	3,637,683	4,843,720	4,904,245	5,318,919	12,112,101
Cost of hardware revenue	2,571,994	2,858,495	2,717,542	2,085,254	2,197,013
Operations	4,901,457	4,528,783	3,742,713	3,843,311	5,145,855
Technology and development	7,161,815	6,353,932	4,997,860	4,784,648	5,058,314
Marketing	16,087,187	14,210,142	11,107,981	4,494,702	5,184,618
General and administrative	4,382,118	3,837,677	2,485,434	2,633,031	3,540,016

Total operating expenses	38,742,254	36,632,749	29,955,775	23,159,865	33,237,917

(Loss) income from operations	(34,193,174)	(27,561,336)	(17,586,236)	(3,835,387)	1,081,652

Other income, net	1,601,830	565,565	85,158	25,451	220,652

(Loss) income before income tax expense and state income tax benefit	(32,591,444)	(26,995,771)	(17,501,078)	(3,809,936)	1,302,304

Income tax expense	—	—	—	—	(1,330)

State income tax benefit	316,310	326,898	313,580	250,408	723,724

Net (loss) income	(32,275,134)	(26,668,873)	(17,187,498)	(3,559,528)	2,024,698

Dividends on preferred stock	—	(1,049,516)	(1,365,720)	(5,656,894)	(614,116)
Preferred stock discount	—	—	—	(1,444,444)	—
Charges related to conversion of convertible preferred stock	—	—	—	—	(9,873,394)

Total preferred stock expense	—	(1,049,516)	(1,365,720)	(7,101,338)	(10,487,510)

Net loss applicable to common shareholders	($32,275,134)	($27,718,389)	($18,553,218)	($10,660,866)	($8,462,812)

Basic and diluted net loss applicable to common shareholders per common share	($3.63)	($3.09)	($1.82)	($1.01)	($0.40)

Weighted average basic and diluted common shares outstanding	8,881,196	8,972,504	10,169,406	10,506,704	20,912,997

	As of December 31,

	2000	2001	2002	2003	2004

Balance sheet data:
Cash and cash equivalents	$14,149,027	$7,627,802	$2,822,080	$9,074,987	$13,296,006
Short-term investments	1,957,733	—	—	—	48,386,399
Total assets	20,731,849	10,999,493	4,608,058	10,780,997	64,773,790
Noncurrent liabilities	713,065	219,830	134,999	58,750	38,000
Redeemable convertible preferred stock	—	10,318,902	12,289,976	—	—
Total stockholders’ equity (deficit)	14,593,102	(5,549,488)	(13,326,129)	6,104,508	57,090,709

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto, and other financial information included elsewhere in this report on Form 10-K.

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

Overview

Audible, Inc. is the internet’s largest, most diverse provider of premium spoken audio services for content download and playback on personal computers, CD or AudibleReady mobile listening devices. Our customers purchase and download their choice of content, and generally listen during their daily commute or while exercising, when “their eyes are busy but their minds are free.” We believe that the Audible service allows our customers to make better use of their time, allowing them to listen to books, newspapers and magazines that, due to their busy lives, they would not have the time to read, as well as to listen to time shifted radio programs on their own schedules. Our online store is located at audible.com and our single location of operations is in Wayne, New Jersey. Audible.com is also the Apple iTunes Music Store’s exclusive provider of spoken word content for digital distribution.

Audible has more than 70,000 hours of audio programs and over 200 content providers that include leading audiobook publishers, broadcasters, entertainers, magazine and newspaper publishers and business information providers. Most of our customers join the AudibleListener program, where for a monthly fee of either $14.95 or $21.95, they may download and listen to a prescribed number of audio titles of their choice. AudibleListeners provide us with their credit card information and are billed monthly in advance for the AudibleListener service. Customers may also purchase individual audio titles from us on an á la carte basis.

Since launching the service in 1997, over 467,000 customers in 120 countries have purchased content at audible.com. We believe our growth has been driven primarily by our strong collection of content, value to our customers by the growing trends of downloading and listening to audio on-the-go, and by the growing market for digital audio devices that securely play content from audible.com. We promote the Audible service through co-marketing partnerships with device manufacturers, online promotions, promotions with retailers and our customer-get-customer referral program. In addition, customers at Amazon.com and the Apple iTunes Music Store can purchase and download Audible content of their choice.

The key drivers of our business include new customer growth, the cost of acquiring a customer, our customer cancellation rate, controlling our costs and sales of Audible content through the Apple iTunes music store. Our new customer growth is a function of developing compelling advertising and promotion programs to encourage people to try the Audible service for the first time, as well as the creation of marketing partnerships that similarly encourage consumers to try our service. One of our growing sources of new AudibleListeners is via our device rebate program. Under this program, AudibleListeners that subscribe to our AudibleListener service for twelve months qualify for a $100 rebate or discount on certain AudibleReady device purchases. Other sources of new AudibleListeners include our “tell a friend” customer-get-customer program and our marketing efforts directed at converting á la carte purchasers to AudibleListener members. We manage customer acquisition costs by entering primarily into co-marketing deals where we pay for results, rather than advertising impressions. We believe that providing our customers with a wide range of high value content, a compelling value proposition and solid customer service minimizes our customer cancellation rate.

We plan to continue to focus on new customer growth, expanding our content selection, improving the Audible service, broadening the range of AudibleReady listening devices, broadening our range of marketing and sales partnerships, providing solid customer service, controlling our costs and pursuing our strategic initiatives of international expansion, entering the consumer and institutional learning markets as well as wireless delivery of content to our customers.

Revenue from the sale of consumer content has increased in each of the last four quarters. We expect this trend to continue as we expand our customer count.

Although we have experienced revenue growth in our content sales in recent periods, we cannot assure you that such growth rates are sustainable, and therefore such growth rates should not be considered indicative of future operating results. We cannot assure you that we will be able to continue to increase our revenue, or that increases in revenue and profitability can be sustained. We believe that period-to-period comparisons of our historical operating results are not meaningful and should not be relied upon as an indication of future performance.

Our revenue is derived from four main categories: (1) content and services revenue, which includes consumer content and corporate services, (2) hardware revenue, (3) related party revenue, and (4) other revenue.

Consumer content revenue consists of content sales made from our website and content sold through our agreement with the Apple iTunes Music Store. We recognize revenue from the sale of individual content titles in the period when the content is purchased. We recognize revenue from the sale of content subscriptions pro rata over the term of the subscription period. We recognize revenue from the sale of monthly AudibleListener memberships ratably over the AudibleListener’s monthly membership period. This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred at month end and recognized as content revenue in the following month. We recognize revenue from the sale of UltimateListener, our prepaid discounted content package, and gift programs when the content is downloaded.

Part of our marketing strategy to acquire new AudibleListeners includes retail promotions in which we pay retailers to offer discounts to consumers on their purchase of AudibleReady devices if they become AudibleListeners for twelve months. We also have retail promotions in which we purchase electronic discount certificates or gift cards from retailers and give them away to our customers for free when they sign up to be AudibleListeners for twelve months. Point of sale rebates, which are discounts given by a third party retailer to a customer on the purchase of a digital audio player at the point of sale of the Audible membership, are recorded as a reduction of revenue in the period the discount is given in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, or EITF 01-9. The cost of discount certificate rebates and gift cards that are given to a customer by Audible at the time the customer purchases the Audible membership, are recorded as a cost of content and services revenue in accordance with EITF 01-9. As a result, these costs, which we consider marketing, are not included in marketing expense but instead are recorded either as a reduction of revenue or as part of cost of content and services revenue as described above. Customer returns and chargebacks are also recorded as a reduction in revenue. Estimates for future returns and chargebacks are made and recorded as an allowance for returns and chargebacks at each period end.

    Corporate service revenue consists of library sales and audio production services. Where applicable, we recognize corporate service revenue as services are performed after the agreement has been finalized, the price is fixed, and collectibility is reasonably assured. Collectibility is based on past transaction history and credit-worthiness of the customer.

Hardware revenue consists of sales of AudibleReady digital audio players sold primarily at a discount or given away when a customer signs up for a one-year commitment to our AudibleListener membership. For multiple-element arrangements in which a customer signs up for a one year membership and receives an audio player for free, we recognize revenue using the relative fair value method under EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, whereby each separate unit of accounting is recognized as revenue at its relative fair value, the delivered item (hardware) is limited to the non-contingent consideration. Since all the consideration paid by the customer is contingent upon delivery of our content, no amount is recorded as hardware revenue under these multiple-element arrangements. The free hardware device is a cost that we incur to acquire a customer with a one-year commitment to AudibleListener. For players sold separately, we recognize hardware revenue upon shipment of the device, pursuant to a customer order and credit card authorization and include in hardware revenue amounts received for shipping and handling. Cost of hardware revenue, regardless of whether the player is bundled with a membership or sold separately, is recognized upon shipment.

Related party revenue consists of revenue recognized in connection with our agreements with Audible Germany, France Loisirs S.A.S. and Audio Direct S.A.S., which were entered into during 2004.

Other revenue consists of revenue from a license for certain technology rights granted to a device manufacturer recognized on a straight-line basis over the term of the agreement, and commissions earned from a retail partner related to our referral of customers to purchase their digital mobile players. Such commissions are based on a percentage of the purchase price of the players.

We have marketing agreements with device manufacturers such as Apple Corp., Creative Labs, Hewlett-Packard, Kenwood, Motorola, palmOne, Rio Audio, and Toshiba. Under these agreements, the device manufacturer will receive a portion of the content revenue generated over a specified period of time from each new Audible customer referred by them or using their hand-held electronic device. For example, when a purchaser of an Apple iPod accesses audible.com to download content, Apple Corp. receives a percentage of the revenue related to content downloaded by this purchaser. These revenue sharing arrangements typically last one or more years from the date the device user becomes an Audible customer. We have also entered into marketing agreements with Cox Communications, Cablevision System’s Optimum Online broadband service, Time Warner Cable’s Roadrunner broadband service, Amazon.com, Microsoft, The New York Times Company, Dow Jones (The Wall Street Journal) and others to promote our content to their customers, either directly or indirectly under which these marketing partners will receive payments from us. The payments to these marketing partners are generally based upon driving potential customers to the Audible website who then become customers.

We have also established relationships with electronics retailers such as Crutchfield, J&R ComputerWorld, Micro Center, MobilePlanet.com, and Tweeter to promote our AudibleListener membership plan at the point of purchase, offering consumers a discount against the cost of an AudibleReady device.

On August 30, 2004, Audible Inc., Verlagsgruppe Random House GmbH, and Holtzbrinck networXs AG entered into a joint venture agreement to form Audible GmbH (“Audible Germany”). Audible Germany has the exclusive rights to operate a German language Audible website. Under the joint venture, Random House and Holtzbrinck each contributed approximately $16,000 in exchange for each receiving a 24.5% interest in Audible Germany. We contributed approximately $34,000 in exchange for a 51% interest in Audible Germany. Following initial formation, Random House and Holtzbrinck are obligated to provide additional financing of approximately $1,490,000 each in certain installments subject to Audible Germany meeting certain milestones. In the event of liquidation of Audible Germany, this additional financing by Random House and Holtzbrinck, which accrues interest at 8% per annum, is senior in right of payment to our investment. We may, but we are not obligated to, contribute additional capital to the entity. Pursuant to a license agreement, beginning in September 2004, Audible Germany is required to pay us $30,000 per month for thirty months subject to certain conditions. The agreement also requires Audible Germany to pay us a royalty ranging from 0.5% to 3% of Audible Germany’s revenue up to an annual royalty cap of the U.S. dollar equivalent of €1.5 million, subject to Audible Germany achieving certain operating margins. Audible Germany is a related party to Audible.

    On September 15, 2004, Audible Inc., France Loisirs S.A.S. and Audio Direct S.A.S., a wholly-owned subsidiary of France Loisirs entered into a 24-month service and license agreement, whereby France Loisirs intends to launch a French language spoken word audio service through Audio Direct. Under the agreement, we provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, France Loisirs is required to pay us a total of $1,000,000 over the term of the agreement. Commencing the first fiscal year after the business achieves positive net income, we will receive a royalty of 5% of the business’s net paid revenue. Net paid revenue means net revenues for digital spoken word content after the deduction of taxes but excluding certain hardware revenue. The 5% royalty will apply until the business’s net paid revenue exceeds €20 million. Once net paid revenue exceeds €20 million, we will receive a flat fee of €1 million. If net paid revenue exceeds €33.3 million, we will receive a royalty payment of €1 million, plus 3% of net paid revenue in excess of €33.3 million. An additional royalty is payable equal to one-half of the distributable pre-tax profits of the business.

    In September 2003, we entered into a four year agreement with Apple Computer, Inc. under which Audible is the Apple iTunes Music Store's exclusive provider of spoken word content for digital distribution. Under the agreement, Apple is required to incorporate into the Apple iTunes jukebox software AudibleReady features to enable owners of personal computers and the Apple iPod to download and listen to spoken audio from audible.com. The iTunes Music Store is the only digital download music service through which we are permitted to distribute our content. We began selling content at the Apple iTunes Music Store in October 2003. Apple may convert the agreement to a non-exclusive arrangement for both us and Apple upon 120 days prior written notice, although Apple will have a continuing obligation to incorporate AudibleReady features into the Apple iPod and Apple iTunes jukebox software. Under the agreement, when the Apple iTunes Music Store sells Audible content, we receive from Apple a fixed price per content title. During the year ended December 31, 2004, we recognized approximately $3,677,000 in revenue, or approximately 11% of our total revenue, from sales at the Apple iTunes Music Store, as compared to approximately $395,000 recognized during 2003.

As of February 6, 2004, following the conversion of all of our preferred stock, we no longer have any special preferences or privileges in our capital structure.

Progress on Sarbane-Oxley Compliance

Following our fourth quarter and year end earnings release on February 15, 2005, as a result of internal control and audit testing conducted in connection with our required review under Section 404 of the Sarbanes-Oxley Act of 2002, we identified certain errors in our financial statements, resulting in a net charge of approximately $190,000. Accordingly, our fourth quarter and full year 2004 earnings, as reflected in our February 15, 2005 earnings release, have been reduced by approximately $190,000. Our net income for 2004 was $2,024,698, as compared to our previously announced net income of $2,214,429. The revised results are reflected in our audited financial statements included in this Form 10-K. The principal error related to the way we accounted for our retail promotion program, as further described in Item 9A of this Form 10-K.

We are working to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires us to report on management’s assessment of the effectiveness of the our internal control over financial reporting as of the end of the fiscal year. Additionally, our independent registered public accounting firm will issue reports on management’s assessment of our internal control over financial reporting and on the operating effectiveness of management's internal control over financial reporting. Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, supervised and participated in the performance of an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective in alerting them in a timely fashion to material information required to be included in our periodic filings with the Securities and Exchange Commission, due to the material weaknesses in internal control over financial reporting, as described in further detail in Item 9A.

In reliance on SEC Release No. 34-50754 (Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of the Exchange Act Rule 13a-1 and 15d-1)(the “Order), which allows us a 45 day extension to present our report on internal control over financial reporting, we have not included in this report on Form 10-K management’s annual report on internal control over financial reporting and the related attestation report of our independent registered public accounting firm. We intend to file an amendment to this report on Form 10-K containing the omitted management annual report and auditor attestation not later than May 2, 2005.

In conjunction with our continued progress toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002, through the date of this report, we have identified three material weaknesses in internal control over financial reporting as described in Item 9A of this Form 10-K. We are using the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Control-Integrated Framework, in conducting our assessment, but we have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We have identified material weaknesses involving internal controls over accounting for our retail promotion program, internal controls over accounting for content costs, and internal controls over our financial statement closing process. See Item 9A for additional details regarding these material weaknesses. As a result, we expect that our independent registered public accounting firm will issue an adverse opinion on the effectiveness of internal control over financial reporting.

Although we are in the process of implementing new controls to remediate these material weaknesses, we cannot assure you that any of the measures we implement will effectively mitigate or remediate such material weaknesses. In addition to the material weaknesses described above, during the third quarter of 2004 we identified significant deficiencies in segregation of duties in the financial area and an inadequate vacation accrual recordkeeping system. We have remediated these deficiencies prior to year-end. We or our independent registered public accounting firm may identify additional deficiencies, significant deficiencies or material weaknesses in our internal controls.

Achieving compliance with Section 404 within the prescribed period, and remedying the material weaknesses we have identified and any additional deficiencies, significant deficiencies or other material weaknesses that we or our independent registered public accounting firm may identify, will require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy these deficiencies will effectively mitigate or remediate such deficiencies. We also can give no assurance that our independent registered public accounting firm will agree with our management’s assessment.

Management has discussed these matters with our independent registered public accounting firm, our Audit Committee and our Board of Directors.

Results of Operations

The following table sets forth certain financial data, as a percentage of total revenue during 2002, 2003, and 2004.

	Year Ended December 31,
	2002	2003	2004
Revenue, net:
Content and services revenue:
Consumer content	88%	97%	99%
Point of sale rebates	—	(1)%	(2)%
Services	3%	1%	—

Total content and services revenue	91%	97%	97%

Hardware	8%	3%	2%
Related party revenue	—	—	1%
Other	1%	—	—

Total revenue, net	100%	100%	100%

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	40%	27%	31%
Discount certificate rebates	—	—	4%
Total cost of content and services revenue	40%	27%	35%
Cost of hardware revenue	22%	11%	7%
Operations	30%	20%	15%
Technology and development	40%	25%	15%
Marketing	90%	23%	15%
General and administrative	20%	14%	10%

Total operating expenses	242%	120%	97%

(Loss) income from operations	(142)%	(20)%	3%
Other income, net	1%	1%	1%
(Loss) income before income tax and state income tax benefit	(141)%	(19)%	4%
Income tax expense	---	---	---
State income tax benefit	2%	1%	2%
Net (loss) income	(139)%	(18)%	6%
Dividends on preferred stock	(11)%	(29)%	(2)%
Preferred stock discount	—	(8)%	—
Charges related to conversion of convertible preferred stock	—	—	(29)%
Total preferred stock expense	(11)%	(37)%	(31)%
Net loss applicable to common shareholders	(150)%	(55)%	(25)%

Total Content and Services Revenue

The following is our content and services revenue for the last three years:

Year Ended December 31,			Percentage Change
2002	2003	2004	2003 vs. 2002	2004 vs. 2003
$11,287,687	$18,594,390	$33,210,355	64.7%	78.6%

Total content and services revenue consists of AudibleListener membership revenue, revenue from single title sales, revenue from subscriptions, revenue from sales at the Apple iTunes Music Store, point of sale rebates, library revenue, and corporate services revenue.

Total content and services revenue has increased primarily due to the growth in our customer count and to a lesser extent due to price increases. In addition, we recognized approximately $3,677,000 in revenue in the 2004 period from sales at the Apple iTunes Music Store, as compared to approximately $395,000 recognized in the 2003 period. We began selling at the Apple iTunes Music Store in October 2003. Our total customer count has grown from approximately 206,000, 311,000, and 467,000, at the end of 2002, 2003, and 2004 respectively. Our customer count includes all customers who have purchased Audible content at audible.com. Our customer count does not include customers who purchased our content at the Apple iTunes Music Store. We believe the increase in our customer count was driven by continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing.

Hardware Revenue

The following is our hardware revenue for the last three years:

Year Ended December 31,			Percentage Change
2002	2003	2004	2003 vs. 2002	2004 vs. 2003
$931,875	$665,584	$694,900	(28.6)%	4.4%

Hardware revenue is earned primarily from the shipping and handling charge that customers pay us to receive a free digital audio player when they commit to a twelve-month AudibleListener membership. Revenue from separate sales of digital audio players to consumers and libraries is also included in hardware revenue.

Hardware revenue increased from 2003 to 2004 primarily as a result of a higher number of free digital audio player device shipments, partially offset by lower sales of digital audio players to consumers and libraries. Under EITF No. 00-21, with these multiple-element arrangements, we do not recognize revenue for the delivery of hardware because all consideration paid by the customer is contingent upon delivery of the content. Hardware revenue declined from 2002 to 2003 as we shifted from a strategy of selling discounted devices to giving them away for free to customers who commit to a twelve-month AudibleListener membership.

Related Party Revenue

The following is our related party revenue for the last three years:

Year Ended December 31,
2002	2003	2004
$0	$0	$362,170

Related party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004.

Related party revenue for the 2004 period includes $145,832 in fees earned from our agreement with France Loisirs, representing the straight-line recognition of $1,000,000 in fees we will receive pursuant to the arrangement, which is being recognized over the initial 24-month term of the agreement, as well as $53,784 in billings for reimbursement of certain incremental costs. Related party revenue for the 2004 period also included $90,000 in fees earned from our agreement with Audible Germany, as well as $72,554 in billings to Audible Germany for reimbursement of certain incremental costs incurred by us in connection with our license and services agreement.

Other Revenue

The following is our other revenue for the last three years:

Year Ended December 31,			Percentage Change
2002	2003	2004	2003 vs. 2002	2004 vs. 2003
$150,067	$64,504	$52,144	(57.0)%	(19.2)%

Other revenue in 2004 includes $32,257 in straight-line amortization of revenue earned from technology licensing fee arrangements, which ended on June 30, 2004. Also included are $19,887 in sales commissions earned by allowing one of our marketing partners to sell AudibleReady digital audio players at audible.com.

Other revenue in 2003 consisted of $64,504 in straight-line amortization of revenue derived from technology licensing fees.

Other revenue in 2002, included our profit participation in Random House Audible titles sold in physical formats.

We do not expect other revenue to be a significant source of revenue in the future.

Cost of Content and Services Revenue

The following is our cost of content and services revenue for the last three years:

Cost of Content and Services	Year Ended December 31,			As a Percentage of Total Content and Services Revenue
	2002	2003	2004\\	2002	2003	2004
Royalties and other content charges	$4,904,245	$5,318,919	$10,650,382	43.4%	28.6%	32.1%
Discount certificate rebates	—	—	1,461,719	—	—	4.4%

Total cost of content and services revenue	$4,904,245	$5,318,919	$12,112,101	43.4%	28.6%	36.5%

Cost of content and services revenue consists primarily of royalties paid to publishers, the amortization of publisher royalty advances and equity securities issued in connection with Random House Audible, as well as discount certificate rebates.

Royalties and other content charges both in total dollars and as a percentage of content and services revenue increased from 2003 to 2004 primarily due to the product mix and quantity of titles sold in the period, including sales at the Apple iTunes Music Store beginning in October 2003. Discount certificate rebates, introduced in 2004, are electronic discount certificates or gift cards given to certain AudibleListeners who commit to joining the AudibleListener program for twelve months. AudibleListener customers use these when purchasing an AudibleReady digital audio player.

Cost of content and services as a percentage of content and services revenue decreased from 2002 to 2003 due to lower charges during the 2003 period relating to our agreement with Random House entered into in May 2002, partially offset by higher royalties as a function of the growth in content and services revenue.

Cost of Hardware Revenue

The following is our cost of hardware revenue for the last three years:

Year Ended December 31,			As a Percentage of Hardware Revenue
2002	2003	2004	2002	2003	2004
$2,717,542	$2,085,254	$2,197,013	291.6%	313.3%	316.2%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

The increase in cost of hardware revenue from 2003 to 2004 was due primarily to the increase in the quantity of digital devices given away for free to customers who commit to a twelve-month AudibleListener membership. The reduction in cost of hardware revenue from 2002 to 2003 was due primarily to a decline in the per unit cost of digital audio players.

Operations

The following is our operations expense for the last three years:

Year Ended December 31,			As a Percentage of Total Content and Services Revenue
2002	2003	2004	2002	2003	2004
$3,742,713	$3,843,311	$5,145,855	33.2%	20.7%	15.5%

Operations expense consists of payroll and related expenses for content acquisition, editorial, audio conversion, customer service and credit card fees.

The increase in costs from 2003 to 2004 was primarily due to higher credit card fees, customer service related expenses, allocated overhead expenses and non-customer service personnel costs. The increase in costs from 2002 to 2003 is primarily due to higher customer service related expenses and credit card fees. These increases were related to customer growth and revenue growth. Our operating expenses have declined as a percentage of net content and services revenue, from 2003 to 2004, and from 2002 to 2003, as our content and services revenue during these periods grew faster than the increases in our operating expenses as our revenues grow without a commensurate increase in operating expenses.

Technology and Development

The following is our technology and development expense for the last three years:

Year Ended December 31,			As a Percentage of Total Content and Services Revenue
2002	2003	2004	2002	2003	2004
$4,997,860	$4,784,648	$5,058,314	44.3%	25.7%	15.2%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expense from 2003 to 2004 was due primarily to higher consulting fees related to software development work performed in connection with our agreements with France Loisers and Audible Germany, and higher website expenses due to higher bandwidth charges, partially offset by reduced personnel and related expenses.

The decrease in technology and development expense from 2002 to 2003 is due primarily to reduced depreciation expense as a result of certain equipment becoming fully depreciated, offset in part by higher website, personnel and related expenses. As our customer base continues to grow and the number of titles downloaded increases, we will need to continually purchase additional bandwidth and to further invest in our information technology infrastructure.

Marketing

The following is our marketing expense for the last three years:

Year Ended December 31,			As a Percentage of Total Content and Services Revenue
2002	2003	2004	2002	2003	2004
$11,107,981	$4,494,702	$5,184,618	98.4%	24.2%	15.6%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments, which we pay to our marketing partners.

The increase in marketing expenses from 2003 to 2004 was primarily due to higher advertising costs, higher warrant charges incurred in connection with entering into certain service agreements, and higher personnel costs. These increases were offset in part by lower expenses recognized during the 2004 period in connection with our co-branding, marketing and distribution agreement with Amazon.com, which ended in January 2003.

The decrease in marketing expense from 2002 to 2003 was due primarily to an approximate $5.9 million reduction in amortization related to the expiration of our amended agreement with Amazon.com, lower advertising costs, and lower warrant charges in connection with the expiration of a service agreement, offset in part by higher personnel costs.

General and Administrative

The following is our general and administrative expense for the last three years:

Year Ended December 31,			As a Percentage of Total Content and Services Revenue
2002	2003	2004	2002	2003	2004
$2,485,434	$2,633,031	$3,540,016	22.0%	14.2%	10.7%

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The increase in general and administrative expense from 2003 to 2004 was primarily due to higher audit and related fees and higher professional fees related to our Sarbanes-Oxley compliance activities, higher legal fees, related in part to our international expansion plans, and NASDAQ fees. These increases were offset in part by the absence during 2004 of $400,000 in payments made during 2003 to our officers pursuant to an incentive plan, as well as the absence in 2004 of a $213,000 expense incurred during 2003 in connection with our forgiveness of employee promissory notes issued to us in exchange for shares of our common stock.

The increase in general and administrative expense from 2002 to 2003 was due primarily to higher compensation expense and the forgiveness of debt in 2003 in connection with employee promissory notes issued for shares of our common stock. These increases were offset in part by the absence during the 2003 period of stock exchange listing fees and lower depreciation charges in leasehold improvements due to certain leasehold improvements being fully depreciated.  Our 2005 expense will continue to include ongoing Sarbanes-Oxley compliance costs as well as cost to improve our internal controls.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition;

•	royalty expense;

•	warrants issued to non-employees in exchange for goods and services; and

•	employee stock-based compensation arrangements.

Revenue Recognition

We derive our revenue from four main categories:

•	content and services revenue, which includes consumer content, corporate services and bulk content sales;

•	hardware revenue;

•	related party revenue; and

•	other revenue.

    Content and Services. Consumer content revenue consists of content sales made from our website and content sold through our agreement with the Apple iTunes Music Store. Revenue from the sale of individual content titles is recognized in the period when the content is purchased. Revenue from the sale of content subscriptions is recognized pro rata over the term of the subscription period. Revenue from the sale of monthly AudibleListener memberships is recognized ratably over the AudibleListener’s monthly membership period. This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred at month-end and recognized as content revenue in the following month. Revenue from the sale of UltimateListener, our prepaid discounted content package and gift programs is recognized when the content is downloaded.

Part of our marketing strategy to acquire new AudibleListeners includes retail promotions in which we pay retailers to offer point of sale discounts to consumers on their purchase of digital audio players made by others when they commit to a 12-month AudibleListener membership. These discounts are recorded as a reduction of content and services revenue in the period the discount is given in accordance with EITF 01-9. As a result of this GAAP accounting treatment, these discounts, which we consider marketing, are not included in marketing expense, but instead, are recorded as a reduction of revenue. Customer returns and chargebacks are also recorded as a reduction of revenue. Estimates for future returns and chargebacks are based on historical experience and are recorded as an allowance for returns and chargebacks at each period end.

Corporate service revenue consists of library sales and audio production services. Where applicable, corporate service revenue is recognized as services are performed after the agreement has been finalized, the price is fixed, and collectibility is reasonably assured. Collectibility is based on past transaction history and credit-worthiness of the customer.

Hardware. Hardware revenue consists of sales of AudibleReady digital audio players sold primarily at a discount or given away when a customer signs up for a one-year commitment to our AudibleListener membership. For multiple-element arrangements in which a customer signs up for a one year membership and receives an audio player for free, revenue is recognized using the relative fair value method under EITF 00-21, whereby each separate unit of accounting is recognized as revenue at its relative fair value, where the delivered item (hardware) is limited to the non-contingent amount. Since all the consideration paid by the customer is contingent upon delivery of the content, no amount is recorded as hardware revenue under these multiple-element arrangements. The free hardware device reflects the subsidy that we incur to acquire a customer with a one-year commitment to AudibleListener. For players sold separately, hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling. Cost of hardware revenue, regardless of whether the player is bundled with a membership or sold separately, is recognized upon shipment. We plan to continue the program of offering a free device when a customer signs up for a one-year commitment to our AudibleListener Membership, so hardware revenue is not expected to increase in the future.

Related Party Revenue. Related party revenue consists of revenue earned under our agreements with France Loisirs and Audible Germany. Revenue under the France Loisirs agreement includes a $1 million technology licensing fee recognized on a straight-line basis over the initial 24-month term of the agreement. Revenue earned under the Audible Germany agreement includes $30,000 earned per month over the initial 30-month term of the agreement. We recognize $30,000 per month only after Audible Germany has agreed that the services delivered for the prior 60-day period were satisfactory and collection of the amount is reasonably assured. Revenue earned under each of these agreements also includes reimbursement of certain out-of-pocket costs incurred by us that are billed to France Loisirs and Audible Germany.

Other. Other revenue in 2004 consists of sales commissions we earned from a marketing partner that sells digital audio players at audible.com and from a technology license that expired in 2004. In 2003, other revenue consisted of straight-line amortization derived from a technology license. In 2002 other revenue included our profit participation in Random House Audible titles sold in physical formats. We do not expect other revenue to be a significant source of revenue in the future.

Royalty Expense

Royalty expense is a component of cost of content and services revenue, and includes amortization of guaranteed royalty obligations to various content providers, earned royalties on sales of content, and net realizable value adjustments to royalty advances. Many of our early content provider agreements contained a requirement to pay guaranteed amounts to the provider. Anticipating that sales from these agreements would not be sufficient to recoup the amount of the guarantees, we adopted a policy of amortizing royalty guarantees straight-line over the term of the royalty agreement, or expensing the royalty guarantees as earned, whichever was sooner. In addition, each quarter we review and compare any remaining unamortized guarantee balance with current and projected sales by provider to determine if any additional net realizable value adjustments are required. Royalty expense for sales of content is either paid based upon a percentage of revenue or as a fixed price per title as per the royalty agreement. In certain cases, the cost per title may differ depending upon whether the title is sold as part of the AudibleListener membership or sold as an a la carte sale.

Warrants Issued To Non Employees In Exchange For Goods and Services

We occasionally issue warrants to purchase shares of common stock to non-employees as part of their compensation for providing goods and services. We account for these warrants in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, or EITF 96-18. The exercise price of the warrants is determined by the closing price of Audible’s common stock on the day of the agreement. Fair value of the warrant issued is estimated using the Black-Scholes model with the best available assumptions concerning risk free interest rate, life of the warrant, dividend yield and expected volatility. The fair value of the warrant is expensed on a straight-line basis over the term of the agreement and is recorded within the operating expense line item that best represents the nature of the goods and services provided. Depending on the terms of the warrant, we apply variable plan or fixed plan accounting in accordance with EITF 96-18.

Employee Stock-Based Compensation Arrangements

Our 1999 Stock Incentive Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock-based awards to employees. For options granted to new Audible employees as part of their compensation package, the exercise price is determined by the closing price of Audible’s stock on the day immediately preceding the employee’s start date. For additional option grants made to existing employees, the exercise price is determined by the closing price on the day immediately preceding the grant date. The majority of the options granted vest over a fifty-month period and expire ten years from the date of the grant. We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB Opinion No. 25,” in accounting for our stock-based compensation, as permitted by Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, as amended by SFAS No. 148. For options granted at an exercise price lower than the fair market value of the stock on the grant date, the intrinsic value is recorded as deferred compensation with a credit to additional paid-in capital and is expensed on a straight-line basis over the vesting term. If we had adopted the fair value-based method of accounting for stock-based employee compensation pursuant to SFAS No. 123, as amended by SFAS No. 148, compensation expense would increase.

Liquidity and Capital Resources

From inception through the date prior to our initial public offering, we financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from the sales of redeemable convertible stock and warrants prior to our initial public offering were approximately $28,719,000. In July 1999, we completed our initial public offering and received net proceeds of approximately $36,856,000. From the time of our IPO we have raised an additional approximately $15,860,000 in net proceeds through the private sale of shares of our convertible stock (all of which were subsequently converted to common stock), approximately $4,186,000 in net proceeds through the private sales of our common stock, and approximately $1,294,000 in net proceeds through the exercise of common stock warrants. In November 2004, we completed a public offering of our common stock resulting in net proceeds to us of approximately $46,457,000.

As of December 31, 2004, our cash and cash equivalents balance was approximately $13,296,000. In addition, as of December 31, 2004 we had approximately $48,386,000 in short-term investments which we intend to hold until maturity. Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance and short-term investment balance as of December 31, 2004 will enable us to meet our anticipated cash requirements for operations and capital expenditures for the foreseeable future. Beyond that, we may need additional cash to fund our business and finance our continued growth. No assurance can be given that such additional financing, if needed, will be available on terms favorable to the Company or the stockholders, if at all.

Cash Requirements

At December 31, 2004, our principal source of liquidity was approximately $13,296,000 in cash and cash equivalents and $48,386,000 in short-term investments which we intend to hold until maturity.

The following table shows future cash payments due under our commitments and obligations as of December 31, 2004:

Year	Operating Leases	Capital Leases	Royalty Obligations	Inventory Purchase Commitment	Total
2005	$352,889	$122,292	$150,800	$187,760	$813,741
2006	375,656	—	38,000	—	413,656
2007	398,423	—	—	—	398,423
2008	398,423	—	—	—	398,423
Total	$1,525,391	$122,292	$188,800	$187,760	$2,024,243

Sources and Uses of Cash

Operating Activities.  Net cash used in operating activities was approximately $7,853,000 and $1,144,000, in 2002 and 2003, respectively. Net cash provided by operating activities was approximately $5,188,000 in 2004. Net cash used in operating activities in 2002 was primarily attributable to our net loss, offset in part by services rendered for common stock and warrants, depreciation and amortization, and a increase in accrued expenses. Net cash used in operating activities in 2003 was primarily attributable to our net loss, offset in part by services rendered for common stock and warrants, depreciation and amortization, and an increase in accrued expenses. Net cash provided by operating activities in 2004 was primarily attributable to our net income, an increase in deferred revenue and advances, an increase in accrued expenses and compensation, an increase in accounts payable, services rendered for common stock and warrants, and depreciation and amortization, offset in part by an increase in accounts receivable, an increase in inventory, and a decrease in royalty obligations.

Investing Activities. Net cash used in investing activities was approximately $150,000, $138,000, and $48,702,000, in 2002, 2003, and 2004, respectively.  Net cash used in investing activities in 2002 and 2003 related to purchases of property and equipment.  Net cash used in 2004 was attributable to the purchase of short-term investments from the proceeds of our November 2004 public offering, as well as purchases of property and equipment.

Financing Activities. Net cash provided by financing activities was approximately $3,197,000, $7,534,000 and $47,735,000 in 2002, 2003 and 2004, respectively. Net cash provided by financing activities in 2002 resulted primarily from the sale of common stock, from the exercise of employee stock options and from payments received from notes due from stockholders. Net cash provided by financing activities in 2003 resulted primarily from the issuance of our shares of convertible preferred stock, exercise of warrants, and the exercise of employee stock options. Net cash provided by financing activities in 2004 resulted primarily from the November 2004 public offering and from the exercise of employee stock options, offset in part by principal payments on capital lease obligations.

As of December 31, 2004, we had available net operating loss carryforwards totaling approximately $120,782,000, which expire beginning in 2010. The Tax Reform Act of 1986 imposes limitations on our use of net operating loss carryforwards because certain stock ownership changes have occurred.

As a result of selling certain of our New Jersey state income tax loss benefits for cash, we realized $313,580, $250,408, and $723,724, in state income tax benefits during the years ended December 31, 2002, 2003, and 2004, respectively. We cannot assure you that this program will be available to us in the future.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151, amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS No. 151 shall be effective for the Company beginning on September 1, 2005 and is not expected to have a significant impact on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS No. 153”), “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”, which addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective beginning after June 15, 2005 and is not expected to have a significant impact on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123 (R)”), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and amends SFAS No. 95, “Statements Of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective, for us, beginning July 1, 2005. We have not yet completed our evaluation but we expect the adoption to have a material effect on our financial statements.

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities,” or FIN 46R, that addresses the consolidation of variable interest entities. FIN 46R provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. We adopted FIN 46R on March 31, 2004. Our agreement with France Loisirs, entered into September 15, 2004, concerning Audio Direct, as described in “Overview” above, is considered a variable interest in Audio Direct, a variable interest entity. Because we are not required to provide any funding under this agreement, we do not have any exposure to loss as a result of the agreement and, accordingly, do not consolidate the results of France Loisirs.

RISK FACTORS

We have a limited operating history with which you can evaluate our business and our future prospects.
Our limited operating history and limited number of customers makes predicting our future operating results difficult. From the time we were incorporated in November 1995 until September 1997, we generated no revenue while we developed our secure delivery system and a prototype audio playback device, created our audible.com website and established relationships with providers of audio content. Although we began earning limited revenue in October 1997, we have continued to focus our resources on refining and enhancing our website, playback and management software, expanding our content selections, and developing relationships with manufacturers of digital audio players. We have a limited history of selling content and content subscription services to users of portable electronic devices manufactured by other parties. We expect to spend resources on growing our customer base, expanding internationally, starting Audible Education and Audible Wireless, improving customer service and investing in other areas where we believe our business can be strengthened.

We have limited revenue, we have a history of losses, we may not be profitable in the future, and we may need additional financing, which may not be available to us.
We had total revenue of approximately $12,370,000, $19,324,000, and $34,320,000, in 2002, 2003 and 2004, respectively. This limited revenue makes it difficult to predict our future quarterly results and our revenue and operating results can vary significantly quarter to quarter. Our revenue is dependent on the availability and sales of AudibleReady players by third-party manufacturers. We had content and services revenue of approximately $11,288,000, $18,594,000, and $33,210,000, in 2002, 2003 and 2004, respectively. We had operating expenses of approximately $29,956,000, $23,160,000, and $33,238,000, in 2002, 2003, and 2004, respectively. Because many of our expenses, such as employee compensation and rent, are relatively fixed in the short term, we may be unable to significantly adjust our spending to compensate for unexpected revenue shortfalls. Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance and our short-term investment balance as of December 31, 2004, will enable us to meet our anticipated cash requirements for operations and capital expenditures for the foreseeable future. However, there can be no assurance that additional financing will be available to us when needed, if at all. This would likely affect the market price of our common stock in a manner, which may be unrelated to our long-term operating performance. As of December 31, 2004, we have an accumulated deficit of approximately $130,061,000.

Our common stock has been relatively thinly traded and we cannot predict the extent to which a trading market will develop, which may adversely affect our share price.
Our common stock currently trades on the NASDAQ National Market. Our common stock is thinly traded compared to larger more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for the common stock will develop or be sustained in the future.

We are working to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.
We are working to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires us to report on management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year with this annual report on Form 10-K. Additionally, our independent registered public accounting firm also is to issue a report on management’s assessment of our internal control over financial reporting. Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, supervised and participated in the performance of an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective in alerting them in a timely fashion to material information required to be included in our periodic filings with the Securities and Exchange Commission, due to the material weaknesses in internal control over financial reporting, as described in further detail in Item 9A.

In reliance on SEC Release No. 34-50754 (Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of the Exchange Act Rule 13a-1 and 15d-1)(the “Order), which allows us a 45 day extension to present our report on internal control over financial reporting, we have not included in this report on Form 10-K management’s annual report on internal control over financial reporting and the related attestation report of our independent registered public accounting firm. We intend to file an amendment to this report on Form 10-K containing the omitted management annual report and auditor attestation not later than May 2, 2005.

In conjunction with our continued progress toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002, through the date of this report, we have identified three material weaknesses in internal control over financial reporting as described below. We are using the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Control-Integrated Framework, in conducting our assessment, but we have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We have identified material weaknesses involving accounting for our retail promotion program, accounting for content costs, and our financial statement closing process. See Item 9A for additional details regarding these material weaknesses. As a result, we expect that our independent registered public accounting firm will issue an adverse opinion on the effectiveness of internal control over financial reporting.

Although we are in the process of implementing new controls to remediate these material weaknesses, we cannot assure you that any of the measures we implement will effectively mitigate or remediate such material weaknesses. In addition to the material weaknesses described above, during the third quarter of 2004 we identified significant deficiencies in segregation of duties in the financial area and an inadequate vacation accrual recordkeeping system. We have remediated these deficiencies prior to year-end. We or our independent registered public accounting firm may identify additional deficiencies, significant deficiencies or material weaknesses in our internal controls.

Achieving compliance with Section 404 within the prescribed period, and remedying the material weaknesses we have identified and any additional deficiencies, significant deficiencies or other material weaknesses that we or our independent registered public accounting firm may identify, will require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy these deficiencies will effectively mitigate or remediate such deficiencies. In addition, we cannot assure you that we will be able to complete the work necessary for our management to issue its management report due by May 2, 2005. We also can give no assurance that our independent registered public accounting firm will agree with our management’s assessment.

We must retain a significant portion of our AudibleListener customers, or our revenue will be affected adversely.
Our AudibleListener service is a major source of our revenue. If too many AudibleListener customers cancel their membership, our revenue will suffer. The funds we spend on marketing and promotional activities to acquire new customers reflect assumptions about how many customers we can acquire and how long they will remain customers. If our actual experience falls short of our assumptions, our revenue will be materially affected.

The market for our service is uncertain and consumers may not be willing to use the internet to purchase spoken audio content, which could harm our business.
There can be no assurance that our current business strategy will enable us to sustain profitable operations. Downloading of audio content from the Internet is a relatively new method of distribution and its growth and market acceptance is highly uncertain. Our success will depend in large part on more widespread consumer willingness to purchase and download spoken audio content over the Internet. Purchasing this content over the Internet involves changing purchasing habits, and if consumers are not willing to purchase and download this content over the Internet, our revenue will be limited, and our business will be materially adversely affected. We believe that acceptance of this method of distribution may be subject to network capacity constraints, hardware limitations, company computer security policies, the ability to change user habits, and the quality of the audio content delivered. While we believe we have had some measure of success in gaining market acceptance of this method of distribution, particularly through our sales of content at the Apple iTunes Music Store, there can be no assurance that this will continue. Under our Apple arrangement, Apple may convert the spoken word provision elements of the agreement related to the Apple iTunes Music Store from an exclusive arrangement to a non-exclusive arrangement for both us and Apple upon 120 days notice.

We may not be able to license or produce sufficiently compelling audio content to attract and retain customers and grow our revenue.
If we are unable to obtain licenses from the creators and publishers of content to have that content available on our website on terms acceptable to us, or if a significant number of content providers terminate their agreements with us, we would have less content available for our customers, which would limit our revenue growth and materially adversely affect our financial performance. Our future success depends upon our ability to accumulate and deliver premium spoken audio content over the internet. Although we currently collaborate with the publishers of periodicals and other branded print materials to convert their written material into original spoken audio content, the majority of our content originates from producers of audiobooks, radio broadcasts, and other forms of spoken audio content. Although many of our agreements with content providers are for terms of one to five years, our content providers may choose not to renew their agreements with us or may terminate their agreements early if we do not fulfill our contractual obligations. We cannot be certain that our content providers will enter into new agreements with us on the same or similar terms as those currently in effect, or that additional content providers will enter into agreements on terms acceptable to us.

Manufacturers of electronic devices may not manufacture, make available, or sell a sufficient number of products suitable for our service, which would limit our revenue growth.
If manufacturers of electronic devices do not manufacture, make available, or sell a sufficient number of players promoted as AudibleReady, or if these players do not achieve sufficient market acceptance, we will not be able to grow revenue, and our business will be materially adversely affected. Manufacturers of electronic devices have experienced delays in their delivery schedule of their digital players due to parts shortages and other factors. Although the content we sell can be played on personal computers, we believe that a key to our future success is the ability to playback this content on hand-held electronic devices that have digital audio capabilities. We depend in large measure on manufacturers, such as Apple Computer, Creative Labs, palmOne, Hewlett-Packard, Rio Audio, and Samsung to develop and sell their own products and promote them as AudibleReady.

We must establish, maintain, and strengthen our brand names, trademarks, and service marks in to acquire customers and generate revenue, or our business will be harmed.
If we fail to promote and maintain our brand names, our business, operating results and financial condition could be materially adversely affected. We believe that building awareness of the “Audible,” “Audible.com,” “AudibleComedy,” “Audible Hear There and Everywhere,” “AudibleListener,” “AudibleManager,” “AudibleOriginals,” “AudibleReady,” and “Click.Hear” brand names is critical to achieving widespread acceptance of our service by customers, content providers, device manufacturers, and marketing and distribution companies with which we have business relationships. To promote our brands, we will need to increase our marketing expenditures. We have applied for registration in the United States of several of our trademark and service marks, including but not limited to “Audible Entertainment Network,” “AudibleMusic,” “AudibleErotica,” and “Who You Gonna Listen To.” We cannot assure you that these trademarks and service marks will be granted.

Increasing availability of digital audio technologies may increase competition and reduce our revenue, market share, and profitability.
If we do not continue to enhance our service and adapt to new technology, we will not be able to compete with new and existing distributors of spoken audio content. As a result, we may lose market share and our business would be materially adversely affected. The market for the Audible service is rapidly evolving and intensely competitive. We expect competition to intensify as advances in and standardization of digital audio distribution, download, security, management, and playback technologies reduce the cost of starting a digital audio delivery system or a service that gathers audio content. To remain competitive, we must continue to license or develop technology internally that will enhance the features of the Audible service, our software that manages the downloading and playback of audio content, our ability to compress audio files for downloading and storage, and our security and playback technologies. Increased competition is likely to result in price reductions, reduced revenues, and loss of market share - any of which could materially adversely affect our financial performance.

Our industry is highly competitive and we cannot assure you that we will be able to compete effectively, which would harm our business.
We face competition in all aspects of our business and we cannot assure you that we will be able to compete effectively. We compete for consumers of audio content with other internet-based audio distributors and distributors of audio on cassette tape or compact disc. We compete with others for relationships with manufacturers of electronic devices with audio playback capabilities. The business of providing content over the internet is experiencing rapid growth and is characterized by rapid technological changes, changes in consumer habits and preferences, and the emergence of new and established companies. We compete with (1) traditional and online retail stores, catalogs, clubs, and libraries that sell, rent, or loan audiobooks on cassette tape or compact disc, such as Audio Book Club, Borders and Barnes & Noble, (2) websites that offer streaming access to spoken audio content using tools such as the RealPlayer or Windows Media Player, (3) other companies offering services similar to ours, such as Media Bay or AudioFeast and (4) online and internet portal companies such as America Online, Inc., Yahoo! Inc., and Microsoft Network, with the potential to offer audio content. Many of these companies have financial, technological, promotional, and other resources that are much greater than those available to us and could use or adapt their current technology, or could purchase technology, to provide a service directly competitive with the Audible service.

Capacity constraints and failures, delays, or overloads could interrupt our service and reduce the attractiveness of our service to existing or potential customers.
    Any capacity constraints or sustained failure or delay in using our website could reduce the attractiveness of the Audible service to consumers, which would materially adversely affect our financial performance. Our success depends on our ability to electronically, efficiently and with few interruptions or delays distribute spoken audio content through our website to a large number of customers. Accordingly, the performance, reliability and availability of our website, our transaction processing systems and our network infrastructure are critical to our operating results. We have experienced periodic systems interruptions including planned system maintenance, hardware and software failures triggered by high traffic levels and network failure in the internet and our internet service providers. We believe the complexities of our software and hardware and the potential instability of the internet due to rapid user growth mean that periodic interruptions to our service are likely to continue. A significant increase in visitors to our website or simultaneous download requests could strain the capacity of our website, software, hardware and telecommunications systems, which could lead to slower response times or system failures. These interruptions may make it difficult to download audio content from our website in a timely manner.

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
If our computer systems are damaged or interrupted by a disaster for an extended period of time, our business, results of operations, and financial condition would be materially adversely affected. We do not have a comprehensive disaster recovery plan in effect and do not have fully redundant systems for the Audible service at an alternate site. Our operations depend upon our ability to maintain and protect our computer systems - all of which are located in our headquarters and at a third party offsite hosting facility. Although we maintain insurance against general business interruptions, we cannot assure you that the amount of coverage will be adequate to compensate us for our losses.

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
If the internet fails to develop or develops more slowly than we expect as a commercial medium, our business may also grow more slowly than we anticipate, if at all. Our success will depend in large part on increasing use of the internet. There are critical issues concerning the commercial use of the internet which we expect to affect the development of the market for the Audible service, including:

•	Secure transmission of customer credit card numbers and other confidential information;

•	Reliability and availability of internet service providers;

•	Cost of access to the internet;

•	Availability of sufficient network capacity; and

•	Ability to download audio content through computer security measures employed by businesses.

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
The failure to hire new personnel could damage our ability to grow and expand our business. Our future success depends on our ability to attract, hire, and retain highly skilled technical, managerial, editorial, marketing, and customer service personnel, and competition for these individuals is intense.

We may not be able to protect our intellectual property, which could jeopardize our competitive position.
If we fail to protect our intellectual property, we may be exposed to expensive litigation or risk jeopardizing our competitive position. The steps we have taken may be inadequate to protect our technology and other intellectual property. Our competitors may learn or discover our trade secrets or may independently develop technologies that are substantially equivalent or superior to ours. We rely on a combination of patents, licenses, confidentiality agreements, and other contracts to establish and protect our technology and other intellectual property rights. We also rely on unpatented trade secrets and know-how to maintain our competitive position. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and the diversion of our management and technical resources, which would harm our business.

Other companies may claim that we infringe their copyrights or patents, which could subject us to substantial damages.
If the Audible service violates the proprietary rights of others, we may be required to redesign our software, and re-encode the Audible content, or seek to obtain licenses from others to continue offering the Audible service without substantial redesign and such efforts may not be successful. We do not conduct comprehensive patent searches to determine whether our technology infringes patents held by others. In addition, software development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed with regard to similar technologies. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. A party making a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering the Audible service. Any of these events could have a material adverse effect on our business, operating results, and financial condition.

We could be sued for content that we distribute over the internet, which could subject us to substantial damages.
A lawsuit based on the content we distribute could be expensive and damaging to our business. Our service involves delivering spoken audio content to our customers. As a distributor and publisher of content over the internet, we may be liable for copyright, trademark infringement, unlawful duplication, negligence, defamation, indecency, and other claims based on the nature and content of the materials that we publish or distribute to customers. Although we generally require that our content providers indemnify us for liability based on their content (and we carry general liability insurance), the indemnity and the insurance may not cover claims of these types or may not be adequate to protect us from the full amount of the liability. If we are found liable in excess of the amount of indemnity or of our insurance coverage, we could be liable for substantial damages and our reputation and business may suffer.

Future government regulations may increase our cost of doing business on the internet, which could adversely affect our cost structure.
Laws and regulations applicable to the internet, covering issues such as user privacy, pricing, and copyrights are becoming more prevalent. The adoption or modification of laws or regulations relating to the internet could force us to modify the Audible service in ways that could adversely affect our business.

We may become subject to sales and other taxes for direct sales over the internet, which could affect our revenue growth.
Increased tax burden could make our service too expensive to be competitive. We do not currently collect sales or other similar taxes for download of content into states other than in New Jersey. Nevertheless, one or more local, state, or foreign jurisdictions may require that companies located in other states collect sales taxes when engaging in online commerce in those states. If we open facilities in other states, our sales into such states may be taxable. If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our content, the increased cost to our customers could discourage them from purchasing our services, which would materially adversely affect our business.

A variety of risks could adversely affect our international activities.
The operation of our international activities will require significant management attention as well as financial resources. If international content publishers fail to provide us with sufficient content, we may not be able to attract customers with the broad selection of local content required to be successful. In addition, the concept of digital spoken audio is not as well developed in Germany, France and the UK as it is in the United States. This may make it more difficult to acquire new customers in Germany, France and the UK. These factors may have a material adverse affect on our financial performance.

Our charter and bylaws could discourage an acquisition of our company that would benefit our stockholders.
    The following provisions could have the effect of delaying, deterring, or preventing a change in the control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, or may otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect the market price of our common stock:

•
Our Board of Directors, without stockholder approval, may issue preferred stock on terms that they determine. This preferred stock could be issued quickly with terms that delay or prevent the change in control of our company or make removal of management more difficult. Also, the issuance of preferred stock may cause the market price of our common stock to decrease.

•	Our Board of Directors is “staggered” so that only a portion of its members are elected each year.

•	Only our Board of Directors, our Chairman of the Board, our President or stockholders holding a majority of our stock can call special stockholder meetings.

•	Special procedures must be followed in order for stockholders to present proposals at stockholder meetings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The information required by Item 8 of Part II is incorporated herein by reference to the financial statements filed with this report; see Item 15 of Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, supervised and participated in the performance of an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective in alerting them in a timely fashion to material information required to be included in our periodic filings with the Securities and Exchange Commission, due to the material weaknesses in internal control over financial reporting, as described below.

Internal Control over Financial Reporting

In reliance on SEC Release No. 34-50754 (Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of the Exchange Act Rule 13a-1 and 15d-1)(the “Order), which allows us a 45 day extension to present our report on internal control over financial reporting, we have not included in this Report on Form 10-K management’s annual report on internal control over financial reporting and the related attestation report of our independent registered public accounting firm. We intend to file an amendment to this Report on Form 10-K containing the omitted management annual report and auditor attestation not later than May 2, 2005.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A significant deficiency in internal control is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external information reliably in accordance with U.S. generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness in internal control is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In conjunction with our continued progress toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002, through the date of this report, we have identified three material weaknesses in internal control over financial reporting as described below. We are using the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Control-Integrated Framework, in conducting our assessment, but we have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We have identified material weaknesses involving internal controls over accounting for our retail promotion program, internal controls over accounting for content costs, and internal controls over our financial statement closing process. As a result, we expect that when we issue our amended Form 10-K, we will conclude that our internal control over financial reporting was not effective and our independent registered public accounting firm will issue an adverse opinion on the effectiveness of internal control over financial reporting. There can be no assurance that additional deficiences, significant deficiencies or material weaknesses will not be identified.

Accounting for Retail Promotion Program

Our retail promotion program provides certain customers with a $100 incentive towards the cost of an AudibleReady digital audio player. To qualify for this incentive, the customer must join the AudibleListener program and agree to remain a member for 12 months. As of December 31, 2004, we did not have controls that were adequately designed to capture the expense for those customers who received promotional incentives through our customer service department. During 2004, we correctly provided our customers with these incentives and correctly paid the retailers, but we did not properly record the expense of these programs in our February 15, 2005 earnings release announcing our 2004 annual and fourth quarter results. This has resulted in a net charge to earnings of approximately $184,000 in the fourth quarter of 2004. The impact to prior quarters in 2004 was determined to be immaterial. We were unaware of this material weakness until after releasing our full year and fourth quarter earnings. To improve our internal controls over this program and to ensure that our retail promotion expense is complete and accurate, in 2005 we began using information generated by our system that tracks how many customers signed up for the incentive program and were issued electronic discount certificates or gift cards or qualified for a point of purchase discount at the retailer, instead of our previous e-mail confirmation tracking method that failed to capture customers who received the incentives through our customer service department. We are also tracking our inventory of discount certificates and gift cards to ensure that the movement in these items equals the system-generated information.

Accounting for Content Costs

This material weakness arose as a result of aggregating several significant deficiencies, all of which impacted the cost of content revenue, as described below.  As of December 31, 2004, we did not have effective controls over the reconciliation of royalty expense to revenue earned.  In analyzing our accrued royalty balances, we identified that we had recognized excess royalty expense on AudibleListener membership revenue that was deferred. As of December 31, 2004,  our review control over the accuracy of royalty rates being utilized in our royalty calculations was not operating effectively. We had been recognizing royalties for one content provider at a rate that was higher than the rate stipulated in the agreement. We also learned that our process for calculating royalties on AudibleListener membership revenue did not include an adequate review of the royalty allocation factor to prevent or detect a misstatement that was more than inconsequential.  As a result, we adjusted our cost of content revenue. To address this material weakness, we are in the process of adding and changing internal controls related to accounting for content costs.

Financial Statement Closing Process

This material weakness arose as a result of aggregating several significant deficiencies: inadequate review and approval of journal entries in the financial statement preparation process, ineffective review of spreadsheet calculations used in the financial statement preparation process, and the need for additional technical accounting and public company reporting personnel in the finance department. Additionally, we identified a significant deficiency related to an ineffective review process over supporting documentation and assumptions used in account analyses. These significant deficiencies were not remediated as of December 31, 2004 and resulted in adjustments to our financial statements. Because these significant deficiencies all have an impact on the financial statement closing process, their aggregate impact is deemed to be a material weakness in the financial statement closing process. To correct this material weakness we will require a more formal review of certain elements of the financial statement closing process and supporting schedules. Also, we have recently added an additional accounting staff member whose responsibility it will be to review account analyses, spreadsheets and journal entries to ensure they are complete and accurate.

Management has discussed these matters with our independent registered public accounting firm, our Audit Committee and our Board of Directors.

Changes in Internal Controls

During the third quarter of 2004 we had also disclosed that we had identified significant deficiencies in the segregation of duties in the financial area and in accruing for vacation time. We remediated these deficiencies prior to year-end.

Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 is hereby incorporated by reference from the Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 is hereby incorporated by reference from the Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Proxy Statement for our 2005 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report:		Page Number

(1)	Financial Statements

	Report of Independent Registered Public Accounting Firm	F-1

	Balance Sheets at December 31, 2003 and 2004	F-2

Statements of Operations for the years ended
	December 31, 2002, 2003 and 2004	F-3

	Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2002, 2003 and 2004	F-4

	Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004	F-7

	Notes to Financial Statements	F-8

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because the applicable information has been included in the accompanying footnotes to the financial statements

(3)	Exhibits
The following exhibits are filed or incorporated by reference, as stated below:

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Audible
3.1.2***	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Audible
3.2*	Amended and Restated Bylaws of Audible, Inc.
3.3!	Certificate of Retirement dated March 12, 2004
10.1+*	License Agreement dated November 4, 1998, by and between Microsoft Corporation and Audible, Inc.
10.2+*	Digital Rights Management Agreement dated November 4, 1998, between Microsoft Corporation and Audible, Inc.
10.3+*	Development Agreement dated November 12, 1998, by and between RealNetworks, Inc. and Audible, Inc.
10.4*	RealMedia Architecture Partner Program Internet Agreement dated November 12, 1998, between RealNetworks, Inc. and Audible, Inc.
10.15*	1999 Stock Incentive Plan
10.19*	Office lease dated June 20, 1997, by and between Audible, Inc., as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in-common, as landlord
10.20*	Sublease Agreement dated July 19, 1996, by and between Audible, Inc., as sublessee, and Painewebber Incorporated, as sublessor
10.26*	Employment Offer Letter from Audible, Inc. to Andrew Kaplan dated May 25, 1999
10.28**	Warrant Agreement to purchase 10,000 Shares of common stock at a price of $7.65 per share, dated October 8, 1999, issued by Audible, Inc. to National Public Radio, Inc.
10.29*	Common stock Purchase Warrant, W-1, issued June 17, 1999, to Robin Williams
10.30*	Common stock Purchase Warrant, W-2, issued June 17, 1999, to Robin Williams
10.30.1#	Amendment No. 1 to common stock Purchase Warrant, W-2, issued January 25, 2001, to Robin Williams (relating to Exhibit 10.30)
10.32++#	Co-Branding, Marketing and Distribution Agreement dated January 30, 2000 by and between Audible, Inc. and Amazon.com Commerce Services, Inc.
10.34++	Amendment No. 1 to Co-Branding, Marketing and Distribution Agreement dated as of January 24, 2001 by and between Amazon.com Commerce Services, Inc. and Audible, Inc. (relating to Exhibit 10.32)
10.36***
Registration Rights Agreement dated January 25, 2002 by and between Audible Inc., Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.

10.38>	Series C Convertible Preferred Stock Purchase Agreement by and between Audible Inc. and the investor parties thereto dated as of August 1, 2003.
10.39>	Series A Investor Rights Agreement.
10.40!	Series A Settlement Agreement by and between Audible Inc. and investor parties thereto dated February 6, 2004.
10.41!	Form of common stock warrant issued by Audible Inc. to investor parties in connection with the Series A Settlement Agreement dated February 6, 2004.
10.43++	License and Services Agreement by and between Audible Inc., and Audible GmBH dated August 30, 2004.
10.44++	Master Alliance Agreement by and between Audible Inc., France Loisirs S.A.S. and Audio Direct S.A.S. dated September 15, 2004.
10.45@	Articles of Association of Audible GmBH.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Annual Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Annual Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Annual Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Annual Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-76985

**	Incorporated by reference from the Company's 10-K/A for the period ended December 31, 1999

***	Incorporated by reference from the Company's 10-K for the fiscal year ended December 31, 2001

#	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended June 30, 2001.

>	Incorporated by reference from the Company's Form 8-K filed on August 5, 2003.

!	Incorporated by reference from the Company's 10-K for the fiscal year ended December 31, 2003.

@	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2004.

^	Executive Compensation Plans and Arrangements.

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

Donald R. Katz
Chairman and Chief Executive Officer

Date: March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated. Each person whose signature appears below in so signing also makes, constitutes, and appoints Donald R. Katz and Andrew P. Kaplan, and each of them, his or her true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this report, with exhibits thereto and other documents in connections therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Name	Title	Date

/s/ Donald R. Katz		March 29, 2005

Donald R. Katz	Chairman and Chief Executive Officer

/s/ Andrew P. Kaplan		March 29, 2005

Andrew P. Kaplan	Chief Financial Officer, Executive Vice President, Finance

/s/ Winthrop Knowlton		March 29, 2005

Winthrop Knowlton	Director

/s/ Richard Sarnoff		March 29, 2005

Richard Sarnoff	Director

/s/ Gary L. Ginsberg		March 29, 2005

Gary L. Ginsberg	Director

/s/ Johannes Mohn		March 29, 2005

Johannes Mohn	Director

/s/ Alan Patricof		March 29, 2005

Alan Patricof	Director

/s/ Oren Zeev		March 29, 2005

Oren Zeev	Director

/s/ William Washecka		March 29, 2005

William Washecka	Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Audible, Inc.

We have audited the accompanying balance sheets of Audible, Inc. as of December 31, 2003 and 2004, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2004. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Audible, Inc. as of December 31, 2003 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey
March 29, 2005

AUDIBLE, INC.
BALANCE SHEETS

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,074,987	$13,296,006
Short-term investments	—	48,386,399
Interest receivable on short-term investments	—	76,151
Accounts receivable, net of allowance for returns and chargebacks of $14,200 and $14,600 at December 31, 2003 and 2004, respectively	245,641	786,987
Accounts receivable - related party	—	87,625
Royalty advances	72,338	140,634
Prepaid expenses	596,720	665,984
Inventory	99,936	394,109

Total current assets	10,089,622	63,833,895

Property and equipment, net	272,851	919,090
Other assets	418,524	20,805

Total assets	$10,780,997	$64,773,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$526,359	$850,906
Accrued expenses	2,448,630	3,628,556
Royalty obligations	408,000	150,800
Accrued compensation	361,230	448,156
Capital lease obligations	—	120,795
Deferred revenue	873,520	2,445,868

Total current liabilities	4,617,739	7,645,081

Deferred cash compensation	58,750	—
Royalty obligations-noncurrent	—	38,000

Commitments and contingencies

Stockholders’ equity:
Convertible Series A preferred stock, par value $0.01, Authorized 4,500,000 shares at December 31, 2003 and 2004; 3,473,967 and no shares issued and outstanding as of December 31, 2003 and 2004, respectively	13,027,375	—
Convertible Series B preferred stock, par value $0.01, Authorized 1,250,000 shares at December 31, 2003 and 2004; 1,250,000 and no shares issued and outstanding as of December 31, 2003 and 2004, respectively	1,137,500	—
Common stock, par value $.01. Authorized 40,000,000 shares at December 31, 2003 and 2004; 15,015,518 and 24,169,775 shares issued at December 31, 2003 and 2004, respectively	150,155	241,697
Additional paid-in capital	110,507,841	187,248,675
Deferred compensation	(239,425)	(154,173)
Notes due from stockholders for common stock	(58,750)	—
Treasury stock at cost; 229,741 shares of common stock at December 31, 2003 and 2004	(184,740)	(184,740)
Accumulated deficit	(118,235,448)	(130,060,750)

Total stockholders’ equity	6,104,508	57,090,709

Total liabilities and stockholders’ equity	$10,780,997	$64,773,790

See accompanying notes to financial statements.

AUDIBLE, INC.

 STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2003	2004
Revenue, net:
Content and services revenue:
Consumer content	$10,939,871	$18,594,531	$33,838,272
Point of sale rebates	—	(104,710)	(696,044)
Services	347,816	104,569	68,127

Total content and services revenue	11,287,687	18,594,390	33,210,355
Hardware	931,785	665,584	694,900
Related party revenue	—	—	362,170
Other	150,067	64,504	52,144

Total revenue, net	12,369,539	19,324,478	34,319,569

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	4,904,245	5,318,919	10,650,382
Discount certificate rebates	—	—	1,461,719

Total cost of content and services revenue	4,904,245	5,318,919	12,112,101
Cost of hardware revenue	2,717,542	2,085,254	2,197,013
Operations	3,742,713	3,843,311	5,145,855
Technology and development	4,997,860	4,784,648	5,058,314
Marketing	11,107,981	4,494,702	5,184,618
General and administrative	2,485,434	2,633,031	3,540,016

Total operating expenses	29,955,775	23,159,865	33,237,917

(Loss) income from operations	(17,586,236)	(3,835,387)	1,081,652

Other income (expense):
Interest income	85,158	25,451	252,873
Interest expense	—	—	(32,221)

Total other income	85,158	25,451	220,652

(Loss) income before income tax expense and state income tax benefit	(17,501,078)	(3,809,936)	1,302,304

Income tax expense	—	—	(1,330)

State income tax benefit	313,580	250,408	723,724

Net (loss) income	(17,187,498)	(3,559,528)	2,024,698
Dividends on preferred stock	(1,365,720)	(5,656,894)	(614,116)
Preferred stock discount	—	(1,444,444)	—
Charges related to conversion of convertible preferred stock	—	—	(9,873,394)

Total preferred stock expense	(1,365,720)	(7,101,338)	(10,487,510)

Net loss applicable to common shareholders	$(18,553,218)	$(10,660,866)	$(8,462,812)
Basic and diluted net loss applicable to common shareholders per common share	$(1.82)	$(1.01)	$(0.40)
Basic and diluted weighted average common shares outstanding	10,169,406	10,506,704	20,912,997

See accompanying notes to financial statements.

AUDIBLE, INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

				Common Stock
	Convertible Series A Preferred Stock	Convertible Series B Preferred Stock	Series C Preferred Stock	Shares	ParValue
Balance at December 31, 2001	$—	$—	$—	9,182,229	$91,822
Common stock repurchases	—	—	—	—	—
Sale of common stock	—	—	—	1,356,589	13,566
Common stock issued in connection with a technology license	—	—	—	16,666	167
Amortization of deferred compensation	—	—	—	—	—
Amortization of deferred services	—	—	—	—	—
Amortization of warrants for services	—	—	—	—	—
Exercise of common stock options	—	—	—	3,704	37
Series B Preferred stock issued in connection with Co-Publishing and Distribution agreement	—	1,137,500	—	—	—
Payments received on notes due from stockholders	—	—	—	—	—
Reclassification of common shares outstanding	—	—	—	3,100	31
Net loss	—	—	—	—	—
Accrued dividends on redeemable preferred stock	—	—	—	—	—
Balance at December 31, 2002	—	1,137,500	—	10,562,288	105,623
Deferred compensation related to stock options issued below fair market value	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—
Amortization of deferred services	—	—	—	—	—
Amortization of warrants for services	—	—	—	—	—
Cashless exercise of common stock warrants	—	—	—	14,083	141
Exercise of common stock options	—	—	—	238,523	2,385
Exercise of common stock warrants	—	—	—	408,643	4,086
Series A Preferred stock reclassification due to removal of mandatory redemption feature	13,027,375	—	—	—	—
Sale of Series C Preferred stock	—	—	5,859,772	—	—
Conversion of Series C Preferred Stock and accrued dividends into common stock	—	—	(5,859,772)	3,791,981	37,920
Forgiveness of notes due from stockholders	—	—	—	—	—
Elimination of payments due to Amazon	—	—	—	—	—
Preferred stock issuance discount
Net loss	—	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	—
Balance at December 31, 2003	13,027,375	1,137,500	—	15,015,518	150,155
Conversion of Series A Preferred Stock	(13,027,375)	—	—	4,669,347	46,693
Conversion of Series B Preferred Stock	—	(1,137,500)	—	416,666	4,167
Preferred dividends and conversion inducement	—	—	—	1,166,666	11,667
Sale of common stock	—	—	—	2,022,500	20,225
Cashless exercise of common stock warrants	—	—	—	39,888	398
Exercise of common stock options	—	—	—	801,525	8,015
Exercise of common stock warrants	—	—	—	37,665	377
Deferred compensation related to stock options issued below fair market value	—	—	—	—	—
Amortization of warrants for services	—	—	—	—	—
Payments received on notes due from stockholders	—	—	—	—	—
Reversal of unused accrued expense related to Series C financing	—	—	—	—	—
Preferred stock expense	—	—	—	—	—
Income tax benefit due to exercise of stock options	—	—	—	—	—
Net income	—	—	—	—	—
Balance at December 31, 2004	$—	$—	$—	24,169,775	$241,697

See accompanying notes to financial statements.

AUDIBLE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Additional paid-in capital	Deferred compensation	Deferred services
Balance at December 31, 2001	$93,912,212	$(467,600)	$(5,416,667)
Common stock repurchases.	—	—	—
Sale of common stock	3,145,684	—	—
Common stock issued in connection with a technology license	26,833	—	—
Amortization of deferred compensation.	—	293,112	—
Amortization of deferred services	—	—	5,547,500
Amortization of warrants for services	1,153,998	—	—
Exercise of common stock options	5,519	—	—
Series B Preferred stock issued in connection with Co-Publishing and Distribution agreement	—	—	(547,500)
Payments received on notes due from stockholders	—	—	—
Reclassification of common shares outstanding	(31)	—	—
Net loss	—	—	—
Accrued dividends on redeemable preferred stock	—	—	—
Balance at December 31, 2002	98,244,215	(174,488)	(416,667)
Deferred compensation related to stock options issued below fair market value	238,680	(238,680)	—
Amortization of deferred compensation	—	173,743	—
Amortization of deferred services	—	—	416,667
Amortization of warrants for services	719,357	—	—
Cashless exercise of common stock warrants	(141)	—	—
Exercise of common stock options	434,673	—	—
Exercise of common stock warrants	1,233,453	—	—
Series A Preferred stock reclassification due to removal of mandatory redemption feature	—	—	—
Sale of Series C Preferred stock	—	—	—
Conversion of Series C Preferred Stock and accrued dividends intocommon stock	6,693,160	—	—
Forgiveness of notes due from stockholders	—	—	—
Elimination of payments due to Amazon	1,500,000	—
Preferred stock issuance discount	1,444,444	—	—
Net loss	—	—	—
Accrued dividends on preferred stock	—	—	—
Balance at December 31, 2003	110,507,841	(239,425)	—
Conversion of Series A Preferred Stock	12,980,682	—	—
Conversion of Series B Preferred Stock	1,133,333	—	—
Preferred dividends and conversion inducement	13,838,333	—	—
Sale of common stock	46,436,368	—	—
Cashless exercise of common stock warrants	(398)	—	—
Exercise of common stock options	1,777,369	—	—
Exercise of common stock warrants	56,123	—	—
Deferred compensation related to stock options issued below fair market value	—	85,252	—
Amortization of warrants for services	510,744	—	—
Payments received on notes due from stockholders	—	—	—
Reversal of unused accrued expense related to Series C financing	7,500	—	—
Preferred stock expense	—	—	—
Net income	—	—	—
Balance at December 31, 2004	$187,248,675	$(154,173)	$—

See accompanying notes to financial statements.

AUDIBLE, INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

		Treasury stock
	Notes due from stockholders for common stock	Shares	Cost	Accumulated deficit	Total stockholders’ equity (deficit)
Balance at December 31, 2001	$(294,456)	(225,575)	$(179,990)	$(93,194,809)	$(5,549,488)
Common stock repurchases	—	(4,166)	(4,750)	—	(4,750)
Sale of common stock	—	—	—	—	3,159,250
Common stock issued in connection with a technology license	—	—	—	—	27,000
Amortization of deferred compensation	—	—	—	—	293,112
Amortization of deferred services	—	—	—	—	5,547,500
Amortization of warrants for services	—	—	—	—	1,153,998
Exercise of common stock options	—	—	—	—	5,556
Series B Preferred stock issued in connection with Co-Publishing and Distribution agreement	—	—	—	—	590,000
Payments received on notes due from stockholders	4,911	—	—	—	4,911
Reclassification of common shares outstanding	—	—	—	—	—
Net loss	—	—	—	(17,187,498)	(17,187,498)
Accrued dividends on redeemable preferred stock	—	—	—	(1,365,720)	(1,365,720)
Balance at December 31, 2002	(289,545)	(229,741)	(184,740)	(111,748,027)	(13,326,129)
Deferred compensation related to stock options issued below fair market value	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	173,743
Amortization of deferred services	—	—	—	—	416,667
Amortization of warrants for services	—	—	—	—	719,357
Cashless exercise of common stock warrants	—	—	—	—	—
Exercise of common stock options	—	—	—	—	437,058
Exercise of common stock warrants	—	—	—	—	1,237,539
Series A Preferred stock reclassification due to removal of mandatory redemption feature	—	—	—	—	13,027,375
Sales of Series C Preferred stock	—	—	—	—	5,859,772
Conversion of Series C Preferred Stock and accrued dividends into common stock	—	—	—	—	871,308
Forgiveness of notes due from stockholders	230,795	—	—	—	230,795
Elimination of payments due to Amazon	—	—	—	—	1,500,000
Preferred stock issuance discount	—	—	—	(1,444,444)	—
Net loss	—	—	—	(3,559,528)	(3,559,528)
Accrued dividends on preferred stock	—	—	—	(1,483,449)	(1,483,449)
Balance at December 31, 2003	(58,750)	(229,741)	(184,740)	(118,235,448)	6,104,508
Conversion of Series A Preferred Stock	—	—	—	—	—
Conversion of Series B Preferred Stock	—	—	—	—	—
Preferred dividends and conversion inducement	—	—	—	(3,362,490)	10,487,510
Sale of common stock	—	—	—		46,456,593
Cashless exercise of common stock warrants	—	—	—	—	—
Exercise of common stock options	—	—	—	—	1,785,384
Exercise of common stock warrants	—	—	—	—	56,500
Deferred compensation related to stock options issued below fair market value	—	—	—	—	85,252
Amortization of warrants for services	—	—	—	—	510,744
Payments received on notes due from stockholders	58,750	—	—	—	58,750
Reversal of unused accrued expense related to Series C financing	—	—	—	—	7,500
Preferred stock expense	—	—	—	(10,487,510)	(10,487,510)
Income tax benefit due to exercise of stock options	—	—	—	—	780
Net income	—	—	—	2,024,698	2,024,698
Balance at December 31, 2004	$—	(229,741)	$(184,740)	$(130,060,750)	$57,090,709

See accompanying notes to financial statements.

AUDIBLE, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net (loss) income	$(17,187,498)	$(3,559,528)	$2,024,698
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,506,815	498,206	498,959
Services rendered for common stock and warrants	6,153,998	1,136,024	510,744
Services rendered for preferred stock	547,500	—	—
Noncash compensation charge	293,112	173,743	85,252
Noncash forgiveness of notes due from stockholders forcommon stock	—	198,995	—
Non-cash bonus in satisfaction of note receivable fromstockholder	40,250	—	—
Deferred cash compensation	(3,000)	—	(58,750)
Income tax benefit from exercise of stock options	—	—	780
Amortization of discounts on investments	—	—	(86,164)
Changes in assets and liabilities:
Interest receivable on short-term investments	1,260	—	(76,151)
Accounts receivable, net	(36,141)	(56,378)	(541,346)
Accounts receivable from related party	—	—	(87,625)
Royalty advances	(1,743)	(13,913)	(68,296)
Prepaid expenses and other current assets	(76,891)	140,103	(69,264)
Inventory	371,958	(22,674)	(294,173)
Other assets	(75,000)	(327,719)	397,719
Accounts payable	(442,077)	(551,150)	324,547
Accrued expenses	1,907,174	996,317	1,187,426
Royalty obligations	(321,950)	(215,500)	(219,200)
Accrued compensation	(430,569)	81,651	86,926
Deferred revenue	(100,092)	378,019	1,572,348
Net cash (used in) provided by operating activities	(7,852,894)	(1,143,804)	5,188,430
Cash flows from investing activities:
Purchases of property and equipment	(149,545)	(137,657)	(401,895)
Purchases of short-term investments	—	—	(48,300,235)
Net cash used in investing activities	(149,545)	(137,657)	(48,702,130)
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred stock, net	—	5,859,772	—
Proceeds from the sale of common stock, net	3,186,250	—	46,456,593
Payments received on notes due from stockholders for common stock	4,911	—	58,750
Proceeds from exercise of common stock options	5,556	437,057	1,785,384
Proceeds from exercise of common stock warrants	—	1,237,539	56,500
Payment of principal on obligations under capital leases	—	—	(622,508)
Net cash provided by financing activities	3,196,717	7,534,368	47,734,719
(Decrease) increase in cash and cash equivalents	(4,805,722)	6,252,907	4,221,019
Cash and cash equivalents at beginning of year	7,627,802	2,822,080	9,074,987
Cash and cash equivalents at end of year	$2,822,080	$9,074,987	$13,296,006

See note 17 for supplemental disclosure of cash flow information.

See accompanying notes to financial statements.

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004

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

On June 3, 2004, the Board approved a reverse stock split in the ratio of one for three shares effective June 17, 2004. On the effective date, each holder of record was deemed to hold one share of common stock for every three shares of common stock held immediately prior to the effective date. The 64,480,245 common shares then issued and outstanding were converted into 21,493,415 shares of common stock. Following the effective date of the reverse stock split, the par value of the common stock remained at $.01 per share.

All share numbers and amounts have been retroactively restated for all periods presented to reflect the one for three reverse stock split.

(2)     Description of Business and Business Conditions

The Business

Audible Inc. (the “Company”), incorporated on November 3, 1995, was formed to create the Audible service, a solution delivering premium digital spoken audio content from its website, audible.com, over the internet for playback on personal computers and mobile devices. The Company commenced commercial operations in October 1997.

The Company has experienced net losses applicable to common shareholders of $18,553,218, $10,660,866, and $8,462,812, during the years ended December 31, 2002, 2003, and 2004, respectively, and has an accumulated deficit of $130,060,750 as of December 31, 2005. The Company raised $46,456,593, net of direct costs from the sale of common stock in an offering in November 2004. As of December 31, 2004, the Company’s cash and cash equivalents balance was $13,296,006, and its short-term investments balance was $48,386,399. The Company believes that its cash and cash equivalents and short-term investment balances will enable it to meet its anticipated future cash requirements for operations and capital expenditures for the foreseeable future.

The Company may need to raise additional funds to finance its continued growth. No assurance can be given that such additional financing, if needed, will be available on terms favorable to the Company or to its stockholders, if at all.

(3)        Summary of Significant Accounting Policies

 Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents at December 31, 2003 and 2004 were $8,531,628, and $13,033,728, respectively, and consisted primarily of money market funds and notes due from governmental agencies. Cash balances at December 31, 2003 and 2004 were $543,359 and $262,278, respectively, and consisted of funds in the Company’s checking account.
	December 31,
	2003	2004
Cash	$543,359	$262,278
Cash equivalents	8,531,628	13,033,728
Total	$9,074,987	$13,296,006

Restricted Cash

In addition, the Company has restricted cash deposits being held as a reserve by the Company’s credit card processors. These restricted cash deposits at December 31, 2003 and 2004 were $402,719 and $5,000 repsectively, and are included in Other Assets on the accompanying Balance Sheets.

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004
Short-Term Investments

Investments purchased with a maturity of more than three months, and less than twelve months, are classified as short-term investments. The Company's short-term investments, as of December 31, 2004, of $48,386,399, consisted of governmental agency notes and mortgage-backed securities that are to be held to maturity because the Company has the positive intent and ability to hold these securities to maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Dividend and interest income are recognized when earned. Premiums and discounts are amortized or accreted over the life of the related held to maturity security as an adjustment to yield using the effective interest method. A decline in the market value of held-to-maturity security below that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intends to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in the value subsequent to year-end, and forecasted performance of the investee.

The amortized cost, gross unrealized holding losses and the fair value of held-to-maturity debt securities by major security type and class of security at December 31, 2004 were as follows:

	Amortized cost	Gross unrealized holding losses	Fair Value
Held to maturity:
Mortgage Backed Securities	$4,917,761	$4,476	$4,913,285
Governmental agency securities	43,468,638	16,018	43,452,620
	$48,386,399	$20,494	$48,365,905

All of the debt securities classified as held to maturity mature during the 2005 fiscal year.

Allowance for Returns and Chargebacks

The allowance for returns and chargebacks is recorded as a reduction of revenue and is estimated based on a percentage of revenue, taking into account historical experience. A portion of the allowance is recorded as a reduction of accounts receivable based on an estimate of returns that will be made related to sales that were unpaid at period-end. The remaining portion of the allowance is reflected as an accrued liability at period-end.

The activity in the allowance accounts during the years ended December 31, 2002, 2003, and 2004 was as follows:

Balance at December 31, 2001	$12,400
Provision for returns	374,282
Returns provided	(377,182)
Balance at December 31, 2002	9,500
Provision for returns	323,772
Returns provided	(319,072)
Balance at December 31, 2003	14,200
Provision for returns and chargebacks	1,036,963
Returns and chargebacks provided	(867,979)
Balance at December 31, 2004	$183,184

The amount of the allowance that was recorded as a reduction of accounts receivable as of December 31, 2003 and 2004 was $14,200 and $14,600, respectively.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method. As of December 31, 2003 and 2004, inventory consists of digital audio players manufactured by third party manufacturers.

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004
Property and Equipment

Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which are three years for computer server and website equipment, and two years for office furniture and equipment, and studio equipment.

Property and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever is shorter. Their amortization is included with depreciation expense.

Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The Company reviews its long-lived assets (property, plant and equipment) for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the related asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

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

The Plan originally permitted up to 3,000,000 common stock shares to be issued under the Plan. In September 2003, at the annual meeting of stockholders, the stockholders approved an amendment to the Plan increasing the number of authorized common shares available for issuance under the plan to 4,200,000 shares. As of December 31, 2003 and 2004, options to purchase 3,147,363 and 2,600,331, respectively, shares of common stock were outstanding.

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004

Compensation expense, if any, based on the intrinsic value method is recognized on a straight-line basis over the vesting term. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income (loss) applicable to common stockholders and net income (loss) applicable to commons shareholders per common share would have changed to the pro forma amounts indicated in the table below.

	2002	2003	2004
Net loss applicable to common shareholders as reported	$(18,553,218)	$(10,660,866)	$(8,462,812)
Add: Total stock-based employee compensation cost included in reported net loss applicable to common shareholders (based on intrinsic value method)	293,112	173,743	85,252
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	6,349,116	4,103,294	2,669,870
Pro-forma net loss applicable to common shareholders	$(24,609,222)	$(14,590,417)	$(11,047,430)
Basic and diluted net loss applicable to common shareholders per common share:
As Reported	$(1.82)	$(1.01)	$(0.40)
Pro Forma	$(2.42)	$(1.39)	$(0.53)

The Company has used the Black-Scholes option pricing model in calculating the fair value of options and restricted stock awards granted. The assumptions used and the weighted-average information for the years ended December 31, 2002, 2003 and 2004 are as follows:

	December 31,
	2002	2003	2004
Risk-free interest rate	5.00%	5.00%	3.66%
Expected dividend yield	—	—	—
Expected lives	7 years	7 years	5 years
Expected volatility	109%	117%	122%
Weighted-average grant date fair value of stock options granted during the year	$2.60	$2.58	$10.61

Stock and Equity Instruments Issued for Goods and Services

The Company issues warrants to purchase shares of common stock to non- employees as part of their compensation for providing goods and services. The Company accounts for these warrants in accordance with the EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The exercise price of the warrants is determined by the closing price of Audible’s common stock on the day of the agreement. Fair value of the warrant issued is estimated using the Black-Scholes model with the best available assumptions concerning risk-free interest rate, life of the warrant, dividend yield and expected volatility. The fair value of the warrant is expensed on a straight-line basis over the term of the agreement and is recorded within the operating expense line item that best represents the nature of the goods and services provided. Depending on the terms of the warrant, the Company applies variable plan or fixed plan accounting in accordance with EITF No. 96-18.

Cost of Content and Services Revenue

Cost of content and services revenue includes earned royalties on sales of content as specified by the terms of the content agreements, periodic net realizable value adjustments to royalty advances, amortization of warrants issued to content providers in connection with content agreements, other non-recoupable content costs, and discount certificate rebates. Royalty expense for sales of content is either paid based upon a percentage of revenue or as a fixed price per title as per the royalty agreement. In certain cases, the cost per title may differ depending upon whether the title is sold as part of the AudibleListener membership or sold as an a la carte sale. Cost of content and services revenue for the years ended December 31, 2002, 2003, and 2004 was as follows:

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004

	Year Ended December 31,
	2002	2003	2004
Earned royalties	$3,352,448	$4,742,388	$10,393,330
Net realizable value adjustments	79,702	17,979	---
Amortization of warrants issued to providers	496,705	685,936	181,254
Random House Audible content costs (see note 11)	922,497	(134,997)	---
Other content costs	52,893	7,613	75,798
Royalties and other content charges	$4,904,245	$5,318,919	$10,650,382
Discount certificate rebates	—	—	1,461,719
Total cost of content and services revenue	$4,904,245	$5,318,919	$12,112,101

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. These costs are included in marketing expense in the accompanying statements of operations and totaled $1,511,788, $1,040,507, and $1,609,571, for the years ended December 31, 2002, 2003, and 2004, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method of SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period in which the tax change occurs. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits, which are more likely than not, not going to be realized.

Basic and Diluted Net Loss Applicable to Common Shareholders Per Common Share

Basic and diluted net income (loss) applicable to common shareholders per common share is presented in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.” Basic net income (loss) applicable to common shareholder per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) applicable to common shareholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method.

For 2002, 2003, and 2004, all potential common shares have been excluded from the diluted calculation because the Company had a net loss applicable to common shareholders, and their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year ended December 31,

	2002	2003	2004
Stock Options	2,515,633	3,147,363	2,600,331
Warrants	1,174,414	715,438	1,035,329
Convertible Series A Stock	4,405,055	4,669,347	—
Convertible Series B Stock	416,666	416,666	—

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004
Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is equal to its net income (loss) for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Significant items subject to estimates include the recoverability of the carrying amount of property and equipment, the allowance for chargebacks and returns, recoverability of  royalty advances, valuation allowance on deferred tax assets and fair value of equity-based compensation. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, accounts receivable from related parties, accounts payable and accrued expenses. At December 31, 2003 and 2004, the fair values of these financial instruments approximated their carrying values due to the short-term nature of these instruments.

Revenue Recognition

Consumer Content Revenue

Consumer content revenue consists of content sales made from the Company’s website and content sold through the Company’s agreement with the Apple iTunes Music Store. Revenue from the sale of individual content titles is recognized in the period when the content is purchased. Revenue from the sale of content subscriptions is recognized pro rata over the term of the subscription period. Revenue from the sale of monthly AudibleListener memberships is recognized ratably over the AudibleListener’s monthly membership period. This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred at month-end and recognized as content revenue in the following month. Revenue from the sale of UltimateListener, a prepaid discounted content package, and gift programs are recognized when the content is downloaded.

Point of Sale Rebates and Discount Certificate Rebates

Part of the Company’s marketing strategy to acquire new AudibleListeners includes retail promotions. These retail promotions consist of offering rebates to consumers on their purchase of digital audio players from certain retailers if the customer commits to a twelve month AudibleListener membership. These rebates take one of two forms. The first type, reflected as point of sale rebates on the statement of operations, relates to a discount given by a third party retailer to a customer on the purchase of a digital audio player at the point of sale of the Audible membership. The cost of these rebates is accounted for as a reduction in content revenue in the period the discount is given. The second type, reflected as discount certificate rebates on the statement of operations, relates to retailer promotional codes or retailer gift cards that are given to a customer by Audible at the time the customer purchases the Audible membership. These promotional codes are honored by third party retailers and allow the customer to purchase a digital audio player at a discounted price from the third party retailer. The gift cards are honored by third party retailers on a future purchase. The cost of these promotional codes and gift cards is accounted for as a cost of content revenue when the customer commits to a twelve-month AudibleListener membership under one of the retailer promotion programs. The accounting for both types of customer rebates as described above is pursuant to Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004
Services Revenue

Services revenue consists of library sales and audio production services. Service revenue is recognized as services are performed after the agreement has been finalized, the price is fixed and collectibility is reasonably assured. Collectibility is based on past transaction history and credit-worthiness of the customer.

Hardware Revenue

Hardware revenue consists of sales of AudibleReady digital audio players. Most of the Company’s AudibleReady digital audio devices are sold at a discount or given away for free when a customer signs up for a one-year commitment to an AudibleListener Membership. For multiple-element arrangements in which a customer signs up for a one year membership and receives an audio player for free, revenue is recognized using the relative fair value method under EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” whereby each separate unit of accounting is recognized as revenue at its relative fair value, where the delivered item (hardware) is limited to the non-contingent consideration. Since all the consideration paid by the customer is contingent upon delivery of the content, no amount is recorded as hardware revenue under these multiple-element arrangements. The free hardware device reflects the subsidy incurred to acquire a customer with a one-year commitment to AudibleListener. For players sold separately, hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling.

Related Party Revenue

Related party revenue consists of revenue earned under agreements with France Loisirs (see note 13) and Audible Germany (see note 12). Revenue under the France Loisirs agreement includes a $1,000,000 technology licensing fee that is being recognized on a straight-line basis over the initial 24-month term of the agreement. Revenue under the Audible Germany agreement includes $30,000 earned per month over the initial 30-month term of the agreement. The Company recognizes $30,000 per month only after Audible Germany has agreed that the services delivered for the prior 60-day period were satisfactory and collection of the amount is reasonably assured. Revenue earned under each of these agreements also includes reimbursement of certain incremental out-of-pocket costs incurred by the Company that are billed to France Loisirs and Audible Germany in accordance with EITF Issue 01-14, “Income Statement Characterization of Reimbursement Received for ‘Out-of-Pocket’ Expenses Incurred”.

Other Revenue

Other revenue for the years ended December 31, 2002, 2003 and 2004, included revenue from a license granted for certain technology rights to a device manufacturer which was recognized on a straight-line basis over the term of the agreement which expired in June 2004. Other revenue for the year ended December 31, 2004 also included revenue from commissions earned by the Company for referring customers to a retail partner to purchase a digital audio device, which is recognized in the period when the purchase is completed. Other revenue for the year ended December 31, 2002 also included profit participation from hard copy sales of products in connection with the agreement with Random House, which was recognized upon receipt of the final sales data from Random House.

Shipping and Handling Costs

Shipping and handling costs, which consist of costs and fees associated with warehousing, fulfillment, and shipment of digital audio devices to customers, are recorded as a component of marketing expense in the Statements of Operations. These costs totaled $363,560, $383,851 and $486,790, for the years ended December 31, 2002, 2003, and 2004, respectively.

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004
(4)    Property and Equipment

Property and equipment at December 31, 2003 and 2004 consists of the following:

	Balance as of December 31, 2003	Balance as of December 31, 2004

Studio equipment	$799,145	$549,359
Computer server and Web site equipment	3,724,554	4,567,189
Office furniture and equipment	1,248,353	850,750
Leasehold improvements	827,317	827,317
Equipment in process	---	28,384
Total property and equipment	6,599,369	6,822,999
Less accumulated depreciation and amortization	(6,326,518)	(5,903,909)
Total property and equipment, net	$272,851	$919,090

Depreciation and amortization expense on property and equipment totaled $1,506,815, $498,206, and $498,959, in 2002, 2003 and 2004, respectively.

As of December 31, 2003 and 2004, property and equipment of zero and $743,302, respectively, were held under capital leases.

(5)   Accrued Expenses

The components of the accrued expenses balance as of December 31, 2003 and 2004 are are follows:

	December 31, 2003	December 31, 2004
Royalties	$1,629,038	$1,882,039
Retail rebates and discounts	-	461,182
Professional fees	221,000	346,000
Revenue sharing and bounty payments	386,740	304,718
Other accrued expenses	211,852	634,617

Total accrued expenses	$2,448,630	$3,628,556

(6)    Notes Due from Stockholders for Common Stock

Notes due from stockholders were received by the Company for payment for shares of common stock purchased under the Company’s Stock Restriction Agreements. These notes have been reflected as a reduction to stockholders’ (deficit) equity. The notes are full recourse promissory notes bearing interest at fixed rates ranging from 7.0% to 8.5% through December 31, 2002 and at 4% subsequent thereto until December 31, 2003. The notes began maturing in the year 2000.

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

On January 29, 2003, the unpaid principal and unpaid interest balance due on these notes to the Company from stockholders that were employees, net of deductions from the bonuses due to the employees, was $263,240. On January 29, 2003 the employees were notified that the Company would not require them to repay the unpaid principal nor the unpaid interest on the notes payable. The employees were individually responsible for the personal income tax consequences of this debt forgiveness. In connection with this debt forgiveness, the Company recorded a charge of $212,566 in the first quarter of 2003 as a general and administrative expense. This expense is the net of the total amount forgiven by the Company, less the combined amount of all accrued interest. Of this $212,566 forgiveness of debt charge, $198,995 was a non-cash charge, with the remaining $13,571 representing the Company’s payroll tax obligations in connection with the bonuses paid.

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

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004
(7)    Stockholders’ (Deficit) Equity

Common Stock

On February 6, 2004, in connection with the conversion of the outstanding Series A Preferred Stock (“Series A”), the Company issued 5,836,013 shares of common stock to Apax Partners (“Apax”). The Series A conversion was the result of a negotiated agreement under which, in addition to the 4,669,347 shares of common stock issuable upon conversion of the outstanding Series A shares in accordance with the terms of conversion, the Company issued to Apax 1,166,666 common shares of common stock and warrants to purchase 333,333 shares of common stock. Of the additional 1,166,666 shares issued, 389,863 shares were issued in payment of cumulative accrued dividends at the date of conversion, and 776,803 shares together with the warrants to purchase 333,333 shares were issued as an inducement to Apax to convert its Series A shares. The warrants are exercisable at $21.00 per share and expire on February 5, 2011. The fair value of the 776,803 shares of common stock and the warrants to purchase 333,333 of $9,873,394 has been recorded as a charge to the net loss applicable to common shareholders in the Statement of Operations for the year ended December 31, 2004.

On February 6, 2004, the Company issued 416,666 shares of common stock to Random House upon conversion of their outstanding Series B Preferred Stock (“Series B”) in accordance with the original terms of conversion.

On November 17, 2004, the Company issued 2,022,500 shares of common stock in connection with a secondary public offering at a price of $24.50 per share. Net proceeds received by the Company were $46,456,593 net of direct costs.

At December 31, 2003 and 2004, the Company had 15,015,518 and 24,169,775, respectively, common stock shares issued. At December 31, 2003 and 2004, the Company had 3,862,801 and 3,635,660, respectively, common shares reserved for common stock warrants and options. Additionally, at December 31, 2003, the Company had 4,669,347 shares of common stock reserved for the conversion of outstanding Series A Convertible Preferred Stock, and 416,666 shares of common stock reserved for the conversion of outstanding Series B Convertible Preferred Stock.

Prior to the Company’s initial public offering, shares of common stock outstanding were purchased under the Company’s Stock Restriction Agreements, which contain certain restrictions related to the sale and transfer of the shares and certain vesting and buyback provisions. Under the Stock Restriction Agreements, shares were purchased by employees and consultants of the Company through the issuance of full recourse promissory notes. In general, shares sold to employees vest over a 50-month period, with the Company maintaining an option to repurchase unvested shares. Shares of common stock were also, on occasion, issued in exchange for services.

At December 31, 2002 the balance of notes due from stockholders under the Company’s Stock Restriction Agreements related to both current employees and several former directors was $289,545. As of January 29, 2003, the unpaid principal and unpaid interest balance due on these notes from current employees, net of deductions from the bonuses due to the employees, was $263,240. On January 29, 2003, the employees were notified that the Company would not require them to repay the unpaid principal or the unpaid interest on the notes. The remaining notes issued to former directors in the amount of $58,750 were not covered under this debt forgiveness and were paid in 2004.

Employee Stock-based Compensation

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

During the years ended December 31, 2002, 2003 and 2004, $293,112, $173,743, and $85,252 respectively, of compensation expense was recognized related to these transactions.

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004

Employee Stock Incentive Plan

In April 1999, the Company established the 1999 Stock Incentive Plan (the Plan), which permits up to 3,000,000 shares of common stock to be issued under the Plan. In September 2003, at the annual meeting of stockholders, the stockholders approved an amendment to the Plan increasing the number of authorized common shares available for issuance under the Plan to 4,200,000 shares. The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards. The majority of the options granted vest over a fifty-month period and expire ten years from the date of the grant.

A summary of the stock option activity under the Plan is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price

Balance, December 31, 2001	2,003,300	$1.08-$46.68	$9.12
Granted	835,666	$0.93-$3.54	$2.85
Canceled	(319,629)	$1.17-$46.68	$7.80
Exercised	(3,704)	$1.50	$1.50
Balance, December 31, 2002	2,515,633	$0.93-$46.50	$7.20
Granted	1,238,000	$0.66-$12.60	$2.67
Canceled	(367,746)	$1.17-$46.50	$11.40
Exercised	(238,524)	$0.66-$3.75	$1.83
Balance, December 31, 2003	3,147,363	$0.66-$38.25	$5.34
Granted	277,691	$9.30-$29.70	$12.63
Canceled	(23,217)	$0.66-$12.60	$3.92
Exercised	(801,506)	$0.66-$16.50	$2.23
Balance, December 31, 2004	2,600,331	$0.69-$38.25	$6.80
Exercisable:
December 31, 2004	315,642	$0.69-$1.98	$1.54
	811,412	$2.13-$9.30	$3.24
	412,651	$10.05-$38.25	$23.46
	1,539,705	$0.69-$38.25	$8.31

A summary of the total stock options outstanding as of December 31, 2004 is as follows:

Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

667,749	$0.69-$1.98	$1.57	7.95 years
1,324,588	$2.13-$9.30	$3.31	7.72 years
607,994	$10.05-$38.25	$20.13	6.91 years
2,600,331	$0.69-$38.25	$6.80	7.59 years

At December 31, 2004, approximately 551,000 shares of common stock were available for future grants under the Plan.

Warrants

The Company frequently issues common stock warrants to third parties in exchange for services. The fair values of warrants issued in exchange for services are determined in accordance with EITF Issue No. 96-18 and are recognized as an expense under fixed plan or variable accounting using the Black-Scholes pricing model depending on the terms of the agreements over the periods in which services are being performed. The assumptions used in the Black-Scholes pricing model to calculate fair values, including risk-free interest rate and volatility, were determined using available information on the measurement date. Expected dividend yield of zero was used for all calculations. For the years ended December 31, 2002, 2003, and 2004, $1,153,998, $719,357, and $510,744, respectively, was recognized as expense related to warrants, as follows:

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004

	2002	2003	2004

Cost of content and services revenue	$496,705	$685,936	$181,254
Cost of hardware revenue	—	—	16,417
Marketing expenses	657,293	33,421	313,073
	$1,153,998	$719,357	$510,744

A summary of the warrant activity for the years ended December 31, 2002, 2003, and 2004 is as follows:

	Number of Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Balance, December 31, 2001	$818,542	$0.03-$150.00	$14.88
Issued	425,143	$0.93-$3.45	$3.36
Cancelled	(69,271)	$24.00	$24.00
Balance, December 31, 2002	1,174,414	$0.03-$150.00	$10.89
Exercised	(430,643)	$0.96-$3.03	$2.94
Issued	6,333	$0.60-$0.99	$0.84
Expired	(34,666)	$27.00	$27.00
Balance, December 31, 2003	715,438	$0.03-$150.00	$14.55
Exercised	(81,108)	$0.60-$2.73	$1.77
Issued	400,999	$1.50-$21.00	$17.98
Balance, December 31, 2004	1,035,329	$0.03-$150.00	$16.96

Exercisable:
December 31, 2004	388,718	$0.03-$4.50	$3.01
	217,168	$9.75-$17.67	$17.21
	429,443	$21.00-$150.00	$29.29

	1,035,329	$0.03-$150.00	$16.89

Of the 81,108 warrants exercised in 2004, 43,443 were exercised through cashless transactions in accordance with the original terms of the warrant agreements. Accordingly, the number of common stock shares issued as result of these cashless exercises was 39,888. In 2003, 22,000 warrants were exercised through cashless transactions resulting in the issuance of 14,083 common shares. No warrants were exercised during 2002.

A summary of the total common stock warrants outstanding as of December 31, 2004 is as follows:

Number of Warrants	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average RemainingContractual Life

388,718	$ 0.03-$ 4.50	$ 3.01	2.74 years
217,168	$ 9.75-$ 17.67	$ 17.21	2.42 years
429,443	$21.00-$150.00	$ 29.29	5.25 years
1,035,329	$ 0.03-$150.00	$ 16.89	3.71 Years

Convertible Preferred Stock

Series A

In February 2001, Microsoft purchased 2,666,666 shares of Series A Preferred stock (“Series A”) for $10,000,000 at a per share price of $3.75. Each share of Series A was originally convertible into one and one-third shares of common stock, (equivalent to a price of $2.8125 per share), subject to adjustment under certain conditions. As a result of the investment in the Company made by Special Situations Funds in the first quarter of 2002, the conversion rate was adjusted as per the Series A Certificate of Designation to 1.3441 shares of Common Stock for each share of Series A stock. The stock was convertible at the option of the holder at any time. Dividends were payable semi-annually at an annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, the Company was required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. As of August 2003, the Company had issued to Microsoft an aggregate of 807,301 additional shares of Series A in respect of the dividends payable through June 1, 2003.

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004

In August 2003, Apax Partners purchased from Microsoft the 3,473,967 then-outstanding shares of Audible Series A Preferred Stock and agreed to certain amendments to the security. As amended, the Series A was no longer mandatorily redeemable, therefore the Series A was reclassified into permanent equity, was convertible at any time by the holders into shares of common stock, and dividends would accrue and compound semi-annually for a period of four years at the rate of 12% per annum. In the event of the conversion of the Series A, all accrued but unpaid preferred dividends would have converted into shares of common stock. In liquidation, the Series A ranked pari passu with the Company’s Series B Preferred Stock.

On February 6, 2004, Apax Partners converted all of its Series A and accrued dividends into 4,669,347 shares of common stock. The Series A conversion was the result of a negotiated agreement with the Company, where the Company issued 1,166,666 shares and 333,333 warrants to purchase common stock to Apax Partners. Of the common shares issued, 389,863 were issued as dividends due at the date of conversion, and 776,803 shares and 333,333 warrants were issued as an inducement to Apax Partners to immediately convert its Series A shares. The 333,333 warrants are exercisable at $21.00 and expire on February 5, 2011. The fair value of the 776,803 shares of common stock and the 333,333 warrants of approximately $9,873,374 was determined in accordance with EITF Issue No. 96-18 and this expense is included in the charges related to conversion of convertible preferred stock in the accompanying 2004 statement of operations.

Series B

In March 2002, the Company issued 1,250,000 shares of Series B Preferred Stock (“Series B”) in connection with an amendment to its contract with Random House (see note 11). At any time on or after March 26, 2004, subject to certain conditions, all outstanding shares of Series B stock were to automatically convert to shares of common stock at the then effective conversion price. Effective August 2003, the Series B stock ranked pari passu with the Company’s Series A and Series C preferred stock. On February 6, 2004 Random House converted the Series B into 416,666 shares of common stock in accordance with the original terms of conversion.

Series C

In August 2003, Apax Partners purchased 740,741 shares, Bertelsmann Multimedia, Inc. purchased 185,185 shares and Random House Ventures, LLC purchased 185,185 shares of Audible Series C Preferred Stock (“Series C”) at a per share price of $5.40. Proceeds received by the Company, net of direct costs, were approximately $5,859,772. Each share of Series C stock was convertible into three and one-third shares of common stock. The Series C stock is entitled to receive dividends that accrue and compound semi-annually at the rate of 6% per annum for four years from the date of issuance. In the event of the conversion of the Series C stock, all accrued but unpaid preferred dividends would have converted into shares of common stock. In liquidation, the Series C stock ranked pari passu with the Company’s Series A stock and Series B stock. At the time of issuance, the conversion price of the Series C stock was $0.39 per share lower than the fair market value of the Company’s common stock. Since the Series C stock is convertible at any time at option of the holder, the entire $1,444,444 in preferred stock discount was recognized as a dividend at the time of issuance, and is reflected in the accompanying 2003 Statement of Operations within net loss applicable to common shareholders, with the credit to additional paid-in capital.

The Series C stock automatically converted to common stock on December 23, 2003. The automatic conversion was triggered in accordance with terms based on the average price and average trading volume of the company’s common stock over a 60-day period. Upon conversion all 1,111,111 outstanding shares of Series C were converted into 3,703,703 shares of common stock. In addition, at conversion date, all accrued dividends were due to be paid in common stock. Upon conversion, 88,278 shares of common stock were issued to satisfy accrued dividends. The common stock issued was valued at $9.87 per share, the closing price of the common stock on the conversion date. This $871,308 expense is included in the dividends on preferred stock in the accompanying 2003 Statement of Operations.

Amendment to Certificate of Incorporation

On March 12, 2002, stockholders of Audible approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 16,666,666 shares to 25,000,000 shares. On September 25, 2003, stockholders of Audible approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares on common stock from 25,000,000 shares to 40,000,000 shares.

Special Situation Funds Investment

On February 15, 2002, Special Situations Funds purchased 1,356,589 shares of common stock for $3,500,000 at a per share price of $2.58. Net proceeds received by the Company were $3,159,000 after deducting direct costs of $331,000 in finders fees and $10,000 in legal fees. In connection with this transaction, the Company issued warrants to purchase an additional 406,977 shares of common stock. The warrants were exercisable at a price of $3.45 per share anytime prior to the fifth anniversary of the issue date. As a result of the issuance of the Series C Preferred Stock at a conversion price of $1.62, the exercise price of the Special Situation Fund’s warrants was adjusted down to $3.03 per share in accordance with the original terms. The Company had the right to demand the warrant holder exercise its rights in the event that the closing bid price of a share of the Company’s common stock exceeds $6.90 for twenty consecutive trading sessions.

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004

On November 26, 2003, as a result of the price of the Company’s common stock exceeding $6.90 for twenty consecutive trading sessions, the Company called these warrants. Special Situations Fund exercised all 406,977 outstanding warrants and on December 2, 2003 paid the Company $1,233,139 in exchange for the issuance of 406,977 shares of common stock.

(8)    Income Taxes

There is no federal provision for income tax expense in 2002 or 2003 due to the Company’s net losses in each of those years. Income tax expense in 2004 was $1,330. As a result of selling certain of its New Jersey state income tax loss benefits for cash, the Company realized $313,580, $250,408, and $723,724, in state income tax benefits during the years ended December 31, 2002, 2003 and 2004, respectively.

The difference between the actual income tax benefit and that computed by applying the U.S. federal income tax rate of 34% to pretax loss is summarized below:

	Year Ended December 31,
	2002	2003	2004
Computed “expected” tax (benefit) expense	$(5,950,271)	$(1,295,378)	$442,783
(Increase) decrease in tax (benefit) expense resulting from:
State tax benefit, net of federal benefit	(206,962)	(165,269)	(476,328)
Increase/(decrease) in the federal valuation allowance	5,839,000	1,205,000	(691,963)
Permanent differences	4,653	5,239	3,114
	(313,580)	$(250,408)	$(722,394)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2003 and 2004 are as follows:

	December 31,
	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$45,504,000	$48,977,000
Capitalized research and developmental costs	166,000	44,000
Book depreciation in excess of tax depreciation	1,331,000	864,000
Deferred compensation and accrued vacation	88,000	68,000
Advances	148,000	---
Other, net	232,000	136,000
Total deferred tax assets	47,469,000	50,089,000

Deferred tax liability:
Prepaid expense	---	(234,000)
Net deferred tax assets	47,469,000	49,855,000

Less valuation allowance:
Federal	38,608,000	41,760,000
State	8,861,000	8,095,000
Total valuation allowance	47,469,000	49,855,000
Net deferred taxes	$—	$—

    In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s historical net losses, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance, which increased by $7,325,000, $1,386,000 and $2,386,000, in 2002, 2003, and 2004 respectively, has been recorded on the deferred tax assets as of December 31, 2003 and 2004.

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004

Of the deferred tax asset and valuation allowance related to Federal and State net operating loss carry forwards, approximately $4,840,000 relates to a current year tax deduction attributable to stock options and warrants. The company will increase paid-in capital when these benefits are realized. The change in federal valuation allowance for the year ended December 31, 2004 includes $3,827,000 attributable to current tax deductions related to stock option activity. An income tax benefit of $692,000 was recognized in the actual income tax provision due to a decrease in the federal valuation allowance that was associated with a corresponding decrease in the related deferred tax assets.

As of December 31, 2004, the Company has net operating loss carry-forwards for federal income tax purposes of approximately $120,782,000, which begin to expire in 2010 if not used to offset future taxable income. As of December 31, 2004, the Company has net operating loss carry-forwards for New Jersey income tax purposes of approximately $87,901,000, which begin to expire in 2008 if not used to offset future taxable income. The Company has experienced certain ownership changes, which, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, result in an annual and aggregate limitation on the Company’s ability to utilize its net operating losses in the future. The Company is currently conducting a study to determine the extent of the limitations.

 (9)    Services Agreement

In June 1999, in connection with a services agreement, the Company issued a warrant to purchase 50,000 shares of common stock at $0.03 per share, which was fully vested, and a warrant to purchase 166,666 shares of common stock at $24.00 per share, which was subject to vesting over a three-year period. The agreement allows for an additional warrant to purchase 83,333 shares of common stock at $24.00 per share upon extension of the agreement for an additional year, also subject to vesting. In addition to the warrants, the agreement also allowed for the purchase of 50,000 shares of common stock at the IPO price of $27.00 per share on the IPO date. In January 2001, the services agreement was amended, whereby the warrant to purchase 166,666 shares of common stock was cancelled and a new warrant to purchase 133,333 shares of common stock at $2.73 per share was issued. The second warrant to purchase 133,333 shares of common stock at $2.73 per share vested over a 20-month period ending January 2003.

The fair value of these warrants and purchase option was determined in accordance with EITF Issue No. 96-18 and was being amortized as an expense on a straight-line basis using variable plan accounting over the remaining term of the service agreement. During the years ended December 31, 2002, and 2003, $479,869, and $20,296, respectively, was recorded primarily as a marketing expense related to this agreement with the non-cash credit for services to additional paid-in capital. There was no expense related to this agreement during the year ended December 31, 2004.

(10)    Amazon Agreement

In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement the Company was the exclusive provider of digital spoken audio (as defined) to Amazon.com. On January 24, 2002, the Company signed Amendment No.1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. Under the amendment, the annual fee for Year 3 (which ended January 24, 2003) of the agreement was reduced from $10,000,000 to $1,500,000 and an additional fee of $1,000,000 was payable in Year 2 of the agreement. Also in connection with Amendment No.1, the Company issued 166,667 fully vested common stock warrants to Amazon.com at an exercise price of $4.50 per share, which became exercisable after January 31, 2003. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and was amortized as an expense on a straight-line basis over the remaining term of the agreement which ended in January 2003. During the years ended December 31, 2002, 2003, and 2004, $172,800, $14,400, and none, respectively, was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital.

During the three-year term of this agreement, as amended, in consideration for certain services, Amazon.com received $22,500,000 plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com purchased 446,677 shares of common stock from the Company for $20,000,000. Under the agreements, the consideration due from Amazon.com for the purchase of the common stock, and the Company’s obligation for the annual fee for the first two years per the original Co-Branding, Marketing, and Distribution Agreement, which are identical amounts, were offset and no cash was exchanged. Accordingly, $20,000,000 was recorded as deferred services, a component of stockholders’ equity, and was being amortized over the first two years of the agreement on a straight-line basis. Prior to Amendment No. 1, through January 2002, $10,000,000 had been amortized as a marketing expense related to the initial $20,000,000 of deferred services. Subsequent to Amendment No. 1, the unamortized payment for year two of $10,000,000 plus the additional $2,500,000 payment required under the amendment, or $12,500,000, was amortized on a straight-line basis over the remaining term of the agreement of 24 months, which ended in January 2003. During the years ended December 31, 2002, 2003, and 2004, $5,000,000, $416,667, and none, respectively, was recorded as a marketing expense related to the straight-line amortization of the non-cash portion of deferred services. During the years ended December 31, 2002, 2003, and 2004, $1,250,000, $104,167, and none, respectively, was recorded as a marketing expense representing the straight-line amortization of the cash portion of payments due under this agreement.

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004

(11)    Random House, Inc. Agreement

On May 5, 2000, Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint are distributed exclusively over the internet by Audible. As part of this alliance, Random House, through its subsidiary Random House Ventures, LLC, purchased 56,593 shares of Audible common stock from the Company for $1,000,000. Over the term of the agreement Audible was to contribute toward funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due from the Company under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment the Company issued 1,250,000 shares of Series B stock to Random House Ventures. If they had not been converted, as described above, then on March 26, 2004 all outstanding shares of Series B stock would have automatically converted to shares of common stock at the then effective conversion price. Through December 31, 2002, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004. On February 10, 2003, the agreement was further amended so that Audible was no longer required to pay the $1,500,000 in imprint fees that were due in 2003 and 2004.

The fair value of the Series B stock issued was determined in accordance with EITF Issue No. 01-1, “Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash”. Accordingly, using the measurement date of March 26, 2002, the fair value of the Series B stock issued was determined to be $1,137,500. On April 1, 2002 when the Series B was issued, the Company recorded $547,500 (the difference between the fair value of the shares and the previously recognized accrued liability of $590,000) as deferred services, a component of stockholders’ equity. During the years ended December 31, 2002 and 2003, $922,497, and a credit of $134,997, respectively, representing the reversal of the accrual, was recorded as a credit to cost of content and services revenue related to this agreement. There was no expense related to this agreement during the year ended December 31, 2004.

The original agreement further provided for Random House to be granted a warrant to purchase 292,777 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the 50-month term of the agreement. The warrants are accounted for using variable plan accounting whereby compensation costs vary each accounting period until the final measurement date. During the years ended December 31, 2002 and 2003, $448,336, and $680,728, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. There was no expense related to this warrant during the year ended December 31, 2004.

The Company and Random House continue to operate under the general terms of the agreement, which expired on June 30, 2004, with the exception that the works produced under the imprint are no longer exclusive to Audible.

(12)     Audible Germany Agreement

On August 30, 2004, the Company, Verlagsgruppe Random House GmbH (“Random House”) and Holtzbrinck Networxs AG (“Holtzbrinck”) entered into a joint venture agreement (the “Joint Venture”) to form Audible GmbH (“Audible Germany”). Random House is an affiliate of Bertelsmann AG. Bertelsmann AG and its affiliates own approximately 5.8% of Audible’s common stock, inclusive of certain common stock warrants held by the entities.

Audible Germany will have the exclusive rights to operate a German language Audible website. Under the Joint Venture, Random House and Holtzbrinck each contributed approximately $16,542 in exchange for each receiving a 24.5% interest in Audible Germany. The Company was required to contribute $34,384 in exchange for a 51% interest in Audible Germany. After the initial formation, Random House and Holtzbrinck will provide additional financing of approximately $1,490,000 each in certain installments, subject to Audible Germany meeting certain milestones. In the event of liquidation of Audible Germany, this additional financing by Random House and Holtzbrinck accrues interest at 8% per annum and is senior to Audible’s capital investment. The Company may, but is not obligated to, contribute additional capital to the entity. Any profits distributed by Audible Germany are to be distributed in accordance with the ownership interests.

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004

The Company has determined that Audible Germany is not a variable interest entity as defined in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”) because, as a development stage enterprise, Audible Germany will have sufficient equity to permit it to finance the activities in which it is currently engaged in without additional subordinated financial support. In addition, the other criteria within FIN 46R that would characterize Audible Germany as a variable interest entity have not been met. Rather, Audible Germany is a voting interest entity.

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

In connection with the Joint Venture, on August 30, 2004, the Company entered into a license and services agreement with Audible Germany (the “License”). Under the License, Audible Germany intends to launch a German language spoken word audio service. The terms provide for the Company to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, Audible Germany is required to pay Audible $30,000 each month for a period of 30 months, beginning in September 2004. Every 60-days during this agreement, the parties will meet to review and accept the services. The monthly payments are subject to refund if Audible Germany does not accept the services, subject to reasonable cure. Under the License, Audible recognizes $30,000 of revenue per month but only after Audible Germany has agreed that the services delivered for the prior 60-day period were satisfactory and collection of the amount is reasonably assured. Also under the License, Audible Germany will pay the Company royalties ranging from 0.5% to 3% of revenue up to an annual royalty cap of the U.S. dollar equivalent of €1.5 million, subject to Audible Germany achieving certain operating margins.

During the year ended December 31, 2004 the Company recognized $90,000 under the license agreement as the services were deemed to have been delivered and accepted. In addition, the Company also recognized $72,554 in billings for certain incremental reimbursable costs incurred in connection with the License in accordance with EITF 01-14. These amounts are included in related party revenue on the 2004 Statements of Operations.

The Company recorded its 51% share of the equity losses of Audible Germany. As a result, the Company recorded losses attributable to Audible Germany equal to $34,384, the amount of the initial investment and the full investment was reduced to zero on the Balance Sheet as of December 31, 2004. This expense is included in General and Administrative expense for the year ended December 31, 2004.

(13)     France Loisirs Agreement

On September 15, 2004, the Company, France Loisirs S.A.S. (“France Loisirs”) and Audio Direct S.A.S., a wholly owned subsidiary of France Loisirs (“Audio Direct”), entered into a 24-month Master Alliance Agreement (the “Agreement”). France Loisirs is a wholly owned subsidiary of Bertelsmann AG. Bertelsmann AG and its affiliates own 5.8% of Audible’s common stock, inclusive of certain common stock warrants held by the entities.

Under the Agreement, France Loisirs intends to launch a French language spoken word audio service through Audio Direct. The terms provide for Audible to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, France Loisirs is required to pay Audible $1,000,000, payable as follows: $250,000 in September 2004, $250,000 in October 2004, $250,000 in January 2005 and $20,833 for each of the following 12 months. Commencing the first fiscal year after the business achieves positive net income, the Company will receive a royalty of 5% of the business’s net paid revenue. Net paid revenue means net revenues for digital spoken word content after the deduction of taxes but excluding certain hardware revenue. The 5% royalty will apply until the business’s net paid revenue exceeds €20,000,000. Once net paid revenue exceeds €20,000,000, the Company will receive a flat fee of €1,000,000. If net paid revenue exceeds €33,300,000, the Company will receive a royalty payment of €1,000,000, plus 3% of net paid revenue in excess of €33,300,000. An additional royalty is payable equal to one-half of the distributable pre-tax profits of the business.

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004

FIN46R addresses the consolidation by business enterprises of variable interest entities (VIEs) and requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be consolidated in the financial statements of the enterprise.

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

During the year ended December 31, 2004, $145,832 of revenue was recognized in connection with this agreement, representing the straight-line recognition of $1,000,000 in revenue being recognized over the 24-month term of the agreement. In addition, the Company also recognized $53,784 in billings for certain incremental reimbursable costs incurred in connection with the license in accordance with EITF 01-14. These amounts are included in related party revenue on the 2004 Statements of Operations.

(14)    Employee Benefit Plan

The Company has a 401(K) plan based on contributions from employees and discretionary Company contributions. As of December 31, 2004, the Company had not contributed to the 401(K) plan to date. Beginning January 1, 2005, the Company has adopted a policy to match up to the first two percent of salary contributions made from employees into the 401(K) plan.

(15)    Commitments and Contingencies

Lease Obligations

The Company has an operating lease on its office space that expires in December 2008. The lease contains a renewal options for a period of three years. Future minimum lease obligations under these lease arrangements are $1,525,391.

Rent expense of $449,072, $466,229, and $371,102, was recorded under operating leases for the years ended December 31, 2002, 2003 and 2004, respectively.

The Company is obligated under capital leases covering equipment that expire at various dates during the next year. The Company did not have any assets held under capital leases as December 31, 2003. At December 31, 2004, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases were as follows:

2004
Computer server and website equipment	$743,302
Less: accumulated amortization	189,483
Total computer server and website equipment, net	$553,819

Future minimum lease payments under capital leases as of December 31, 2004 are as follows:

Capital Leases
Year ending December 31,
2005	$122,292
2006	—
2007	—
2008	—
Total minimum capital lease payments	122,292
Less: amount representing interest (at a rate of 6%)	1,497
Present value of net minimum capital lease payments	120,795
Less: current installments of obligations under capital leases	120,795
Obligations under capital leases, excluding current installments	$—

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004

License Agreements

The Company has entered into several agreements with certain consumer electronics and computer companies to license and promote the AudibleReady software for handheld electronic players. Under the terms of these agreements, the Company is required to pay the device manufacturers a percentage of the revenue related to the content downloaded by the purchasers of these AudibleReady players. These revenue-sharing arrangements typically last one or more years from the date the player user becomes an Audible customer.

Inventory Purchase

The Company has entered into a commitment to purchase certain inventory units from a third party digital player manufacturer. These devices will primarily be given to customers for free when they sign up for a one-year commitment to an AudibleListener Membership.

Summary of Cash Commitments and Obligations

The following table shows future cash payments due under our commitments and obligations as of December 31, 2004.
Year	Operating Leases	Capital Lease (1)	Royalty Obligations	Inventory Purchase	Total
2005	$352,889	$122,292 (1)	$150,800 (2)	$187,760	$813,741
2006	375,656	—	38,000 (2)	—	413,656
2007	398,423	—	—	—	398,423
2008	398,423	—	—	—	398,423

Total	$1,525,391	$122,292	$188,800	$187,760	$2,024,243

(1):	The principal portion of these payments is reflected in current liabilities on the accompanying December 31, 2004 Balance Sheet.
(2):	Reflected in current and non-current liabilities respectively, on the accompanying December 31, 2004 Balance Sheet.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004

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

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. The parties are directed to report back to the court regarding the modifications. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the Company cannot accurately predict the ultimate outcome of the matter.

On February 22, 2005, a purported class action complaint was filed in the United States District Court for the District of New Jersey by Dennis Carter on behalf of himself and all other similarly situated investors against Audible, Inc., its Chief Executive Officer and Chief Financial Officer. The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, and alleges that the defendants did not make complete and accurate disclosures concerning the Company’s future plans and prospects. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Company's securities during the period from November 2, 2004 through February 15, 2005. It is possible that additional complaints may be filed in the future. The Company expects that all individual lawsuits will be consolidated into a single civil action. The Company believes that the complaint is without merit and intends to defend the litigation vigorously. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot accurately predict the ultimate outcome of this matter.

On March 23, 2005, Digeo, Inc., a Delaware corporation, filed, but did not serve, a complaint for patent infringement in Federal District Court in the State of Washington. The Company believes the claims made in the complaint are without merit and will not have a material adverse impact on the financial position or results of operations.

The Company is not otherwise a party to any lawsuit or proceeding which it believes is likely to have a material effect on its business.

(16)    Customer Concentration

During the year ended December 31, 2004, Apple Computer accounted for 11% of total revenue. During the years ended December 31, 2002 and 2003, there were no customers who accounted for more than 10% of total revenue.

As of December 31, 2003 and 2004, Apple Computer accounted for 55% and 67%, respectively, of the Company's accounts receivable.

(17)    Supplemental Disclosure of Cash Flow Information

The following supplemental information relates to the Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004:

Non-Cash Financing and Investing Activities

Capital lease obligations of $743,302 were incurred during the year ended December 31, 2004, when the Company entered into leases for new property and equipment. No capital leases were entered into during the 2002 or 2003 period.

Reversal of unused accrued expense related to the Company’s Series C financing of $7,500 was recorded to additional paid-in capital during the year ended December 31, 2004.

In February 2004, Apax Partners converted all of its Series A Preferred Stock and accrued dividends, valued at $13,027,375, into 4,669,347 shares of common stock. The conversion was the result of a negotiated agreement with Apax Partners and the Company, where the Company issued 1,166,666 shares and 333,333 warrants to purchase common stock. Of the common shares issued, 389,863 shares were issued as dividends due at the date of conversion, and 776,803 shares and 333,333 warrants were issued as an inducement convert the Series A shares. The total dividends and inducement was valued at $13,850,000.

In February 2004, Random House converted the 1,250,000 shares of Series B Preferred Stock, originally issued in March 2002, valued at $1,137,500, converted into 416,666 shares of common stock in accordance with the original terms of the conversion.

During 2004, 43,443 warrants were exercised through cashless transactions in accordance with the original terms of the warrant agreements. Accordingly, the number of common stock issued as a result of these cashless exercises was 39,888 shares, which have a par value of $398.

AUDIBLE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, AND 2004

Cash Paid for Interest

Interest expense paid was $32,221 during the year ended December 31, 2004. No interest expense was paid during the 2002 or 2003 period.

(18)  Quarterly Results (UNAUDITED)

The following tables contain select unaudited quarterly financial data for each quarter of 2003 and 2004. The operating results for any quarter are not necessarily indicative of results for any future period.

	YEAR ENDED DECEMBER 31, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue, net	$4,109,022	$4,426,719	$4,962,582	$5,826,155
Cost of content and services revenue	965,629	1,137,954	1,331,162	1,884,174
Cost of hardware revenue	548,304	512,508	444,544	579,898
Gross Margin	2,595,089	2,776,257	3,186,876	3,362,083
Operations	973,850	912,476	960,695	996,290
Technology and development	1,251,973	1,188,460	1,198,418	1,145,797
Marketing	1,463,064	1,095,215	1,038,313	898,110
General and administrative	709,875	497,213	867,025	558,918
Total operating expenses	5,912,695	5,343,826	5,840,157	6,063,187
Loss before state income tax benefit	(1,797,758)	(913,010)	(872,404)	(226,764)
Net (loss) income	(1,797,758)	(913,010)	(872,404)	23,644
Accrued dividends on preferred stock	(363,649)	(376,982)	(454,197)	(4,462,066)
Preferred stock discount	—	—	(1,444,444)	—
Net loss applicable to common shareholders	$(2,161,407)	$(1,289,992)	$(2,771,045)	$(4,438,422)
Basic and diluted net loss applicable to common shareholders per common share	$(0.21)	$(0.12)	$(0.27)	$(0.40)
Weighted average common shares outstanding	10,332,648	10,332,648	10,341,019	11,014,824

	YEAR ENDED DECEMBER 31, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue, net	$6,774,133	$8,062,088	$9,278,896	$10,204,452
Cost of content and services revenue	2,093,262	2,905,841	3,272,268	3,840,730
Cost of hardware revenue	518,035	613,568	747,734	317,676
Gross Margin	4,162,836	4,542,679	5,258,894	6,046,046
Operations	1,143,247	1,196,685	1,318,442	1,487,481
Technology and development	1,255,132	1,280,970	1,271,737	1,250,475
Marketing	1,152,286	999,711	1,180,929	1,851,692
General and administrative	567,178	840,537	959,518	1,172,783
Total operating expenses	6,729,140	7,837,312	8,750,628	9,920,837
Income before income tax expense and state income tax benefit	57,772	255,374	541,666	447,492
Net income	57,772	236,585	483,884	1,246,457
Dividends on redeemable preferred stock	(614,116)	—	—	—
Preferred stock inducement charge	(9,873,394)	—	—	—
Net (loss) income applicable to common shareholders	$(10,429,738)	$236,585	$483,884	$1,246,457
Basic net (loss) income applicable to common shareholders per common share	$(0.56)	$0.01	$0.02	$0.06
Diluted net (loss) income applicable to common shareholders per common share	$(0.56)	$0.01	$0.02	$0.05
Basic weighted average common shares outstanding	18,664,387	21,238,711	21,270,416	22,457,573
Diluted weighted average common shares outstanding	18,664,387	23,620,502	23,678,669	25,085,716