Form 10-K/A
period 2004-12-31
AUDIBLE INC
filed 2005-05-02
CIK 1077926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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
Yes ☒ No ☐

As of April 27, 2005, 24,089,794 shares of common stock of the Registrant were outstanding.

Explanatory Note

We are filing this Amendment No. 1 to our Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005 in accordance with the Security and Exchange Commission’s Exemptive Order # 34-50754 to:

•
Amend Item 9A, Controls and Procedures, to include Management’s Report on Internal Control Over Financial Reporting and to include the Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting;

•
Include a reissued Report of Independent Registered Public Accounting Firm, which includes a fourth paragraph to refer to their report dated April 29, 2005 on management’s assessment of and the effectiveness of internal control over financial reporting; and

•	File revised Section 302 certifications of our Chief Executive Officer and the Chief Financial Officer.

We are updating limited portions of our original 10-K filing to reflect events subsequent to our original filing, Specifically, we are updating the following items:
•	Amend Item 3, Legal Proceedings, to reflect events subsequent to time we filed our original report;
•
Amend the risk factor in our original reported entitled “We must continue to comply with the requirements of Section 404 of the Sarbanes-Oxley Act” to reflect the current status of our Sarbanes-Oxley Section 404 efforts;

•
Add Note 19 to the audited financial statements, “Events (Unaudited) Subsequent to the Date of the Report of the Independent Registered Public Accounting Firm”, to disclose an event that occurred subsequent to the date of the original audit report; and

•	File Exhibit 10.46, Digital Download Sales Agreement with Apple Computer, Inc.

Additionally, on April 14, 2005, the SEC announced a new rule that delays the implementation of FASB Statement No. 123(R), Share-Based Payment, to January 1, 2006. Descriptions of this new accounting pronouncement are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which has been updated to reflect this change.

This amendment is not being filed to make any restatement of any previously reported financial statements, results of operations or any other related financial disclosures nor does it modify or update other disclosures in, or exhibits to our original 10-K filing, except as noted above. While the remainder of the report is unchanged, we are reproducing the 10-K (as amended) in its entirety to provide a complete presentation to the reader.

AUDIBLE, INC.
FORM 10-K

TABLE OF CONTENTS

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

Item 3. Legal Proceedings.

Starting on or about February 22, 2005, several class actions were filed against Audible and two of our executives in the United States District Court for the District of New Jersey.  The plaintiffs purport to represent a class consisting of all persons (other than Audible’s officers and directors and their affiliates) who purchased our securities between November 2, 2004 and February 15, 2005 (the "Class Period").  The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by failing to make complete and accurate disclosures concerning our future plans and prospects.  The individual defendants are also alleged to be liable under Section 20(a) of the Exchange Act.  All of the defendants are alleged to have sold stock at inflated prices during the Class Period.

    In April 2005, a derivative suit was filed against Audible, the two executives named as individual defendants in the class actions described above, six of our outside directors, and three of our stockholders.  The derivative suit makes the same factual allegations as the class actions described above and adds allegations that the six outside directors named as defendants and/or the stockholders who nominated them sold stock at inflated prices during the Class Period.  The plaintiff in this derivative action purports to seek a recovery of the damages sustained by Audible rather than by investors who allegedly purchased securities at inflated prices.  We believe that all of the described above claims are without merit and intend to defend the actions vigorously. Due to the inherent uncertainties of litigation and because these actions are at a preliminary stage, we cannot accurately predict the ultimate outcome of these matters. It is possible that additional complaints may be filed in the future.

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

On March 23, 2005, Digeo, Inc. filed, but did not serve, a complaint for patent infringement in Federal District Court in the State of Washington. We believe the claims made in the complaint are without merit and will not have a material adverse impact on our financial position or results of operations.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123 (R)”), “Share-Based Payment, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and amends SFAS No. 95, “Statements Of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005, the SEC announced a new rule that delays the implementation of FASB Statement No. 123(R), which will be effective, for us, beginning January 1, 2006. We have not yet completed our evaluation but we expect the adoption to have a material effect on our financial statements.

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

We must continue to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on management’s assessment of the effectiveness of our internal control over financial reporting as of the end of each fiscal year beginning with the year ended December 31, 2004. Additionally, our independent registered public accounting firm is also required to issue a report on management’s assessment of, and the effective operation of, our internal control over financial reporting.

During our 2004 compliance efforts, we identified material weaknesses involving accounting for our retail promotion programs, accounting for content costs, and our financial statement closing and reporting process. See Item 9A of this Annual Report for additional details regarding these material weaknesses. As a result, our independent registered public accounting firm has issued an adverse opinion on the effectiveness of internal control over financial reporting.

Although we have implemented new controls to remediate these material weaknesses, we cannot assure you that any of the measures we implement will effectively mitigate or remediate such material weaknesses.

Beyond 2004, ongoing compliance with Section 404 and remediation of any additional deficiencies, significant deficiencies or other material weaknesses that we or our independent registered public accounting firm may identify, will require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy potential future deficiencies will effectively mitigate or remediate such deficiencies. In addition, while we have now completed the work necessary for our management to issue its report for 2004, we cannot assure you that we will be able to complete the work necessary for our management to issue its annual management report in future years. We also can give no assurance that our independent registered public accounting firm will agree with our management’s assessment in future years.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

a.) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K due to the material weaknesses discussed below.

b.) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in the Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

(i)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, using the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of our assessment, we identified the following material weaknesses in internal control over financial reporting as of December 31, 2004:

•
Our policies and procedures were not sufficient to ensure that all customers participating in our retail promotion programs were appropriately identified in order to properly recognize the related promotional expense. As a result of this deficiency, material errors in accounting for retail promotions were identified resulting in an understatement of amounts recorded for cost of content revenue and an overstatement of amounts recorded for revenue during 2004. These errors in accounting were corrected prior to issuance of our 2004 financial statements.

•
Our policies and procedures associated with the determination of and accounting for royalty costs did not provide for an adequate: (i) reconciliation of royalty expense to the related revenue earned, (ii) review of the accuracy of the royalty rates utilized to compute our royalty expense, and (iii) review of the accuracy of the royalty allocation factor used to calculate royalties on revenue from our membership programs. As a result of these deficiencies, errors in accounting for royalty costs were identified resulting in material overstatements of amounts recorded for cost of content revenue and amounts recorded for accrued expenses. These errors were corrected prior to issuance of our 2004 financial statements.

•
Our policies and procedures associated with our financial reporting process were not sufficient to ensure preparation and presentation of financial information in accordance with U.S. generally accepted accounting principles. Specifically, deficiencies were noted in the following areas: (i) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including spreadsheets and account analyses, (ii) management review of journal entries recorded during the financial statement preparation process, and (iii) preparation and review of footnote disclosures accompanying our financial statements. Further, we lacked sufficiently qualified technical accounting and public company reporting personnel in our finance department. As a result of these deficiencies, errors in accounting were identified that, in total, were material to our financial statements relative to amounts recorded for inventory, cost of hardware revenue, cost of content revenue, reserve for returns and chargebacks, marketing expenses, additional paid-in capital, accrued expenses, prepaid expenses and general and administrative expenses, and relative to our footnote disclosures. These errors were corrected prior to issuance of our 2004 financial statements.

Our management has determined that each of the aforementioned deficiencies constitutes a material weakness in internal control over financial reporting as of December 31, 2004, based on its evaluation under the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Accordingly, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on our assessment of internal control over financial reporting. This audit report is included in item c.) below.

c.) Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Audible, Inc.:

We have audited management's assessment, included in Management’s Report on Internal Control Over Financial Reporting (Item 9A.b.), that Audible, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management's assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2004:

•
The Company’s policies and procedures were not sufficient to ensure that all customers participating in the Company’s retail promotion programs were appropriately identified in order to properly recognize the related promotional expense. As a result of this deficiency, material errors in accounting for retail promotions were identified resulting in an understatement of amounts recorded for cost of content revenue and an overstatement of amounts recorded for revenue during 2004. These errors in accounting were corrected prior to issuance of the Company’s 2004 financial statements.

•
The Company’s policies and procedures associated with the determination of and accounting for royalty costs did not provide for an adequate: (i) reconciliation of royalty expense to the related revenue earned, (ii) review of the accuracy of the royalty rates utilized to compute the Company’s royalty expense, and (iii) review of the accuracy of the royalty allocation factor used to calculate royalties on revenue from the Company’s membership programs. As a result of these deficiencies, errors in accounting for royalty costs were identified resulting in material overstatements of amounts recorded for cost of content revenue and amounts recorded for accrued expenses. These errors were corrected prior to issuance of the Company’s 2004 financial statements.

•
The Company’s policies and procedures associated with its financial reporting process were not sufficient to ensure preparation and presentation of financial information in accordance with U.S. generally accepted accounting principles. Specifically, deficiencies were noted in the following areas: (i) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including spreadsheets and account analyses, (ii) management review of journal entries recorded during the financial statement preparation process, and (iii) preparation and review of footnote disclosures accompanying the Company’s financial statements. Further, the Company lacked sufficiently qualified technical accounting and public company reporting personnel in its finance department. As a result of these deficiencies, errors in accounting were identified that, in total, were material to the Company’s financial statements relative to amounts recorded for inventory, cost of hardware revenue, cost of content revenue, reserve for returns and chargebacks, marketing expenses, additional paid-in capital, accrued expenses, prepaid expenses and general and administrative expenses, and relative to the Company’s footnote disclosures. These errors were corrected prior to issuance of the Company’s 2004 financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Audible, Inc. as of December 31, 2003 and 2004, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 29, 2005, which expressed an unqualified opinion on those financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Short Hills, New Jersey
April 29, 2005

d.) Changes in Internal Control Over Financial Reporting

The following changes to our internal control over financial reporting were made in the fourth quarter of 2004:

We segregated duties in our finance department in the areas of payroll and cash disbursements. We implemented a formal procedure to properly monitor unused vacation days and the related vacation accrual on a quarterly basis.

The following changes to our internal control over financial reporting have been made in the first quarter of 2005:

Accounting for Retail Promotion Programs

We have implemented system application controls and automated processes to capture the total number of customers participating in our various retail promotion programs. We are also tracking our inventory of discount certificates and gift cards to ensure the movement in these items reconciles to the system-generated information.

Accounting for Content Costs

We are now properly reconciling royalty expense to revenue earned to enable us to accurately record royalty expense. We have strengthened our review process over the royalty rates used in the computation of royalties and over the calculation of the royalty allocation factor used to calculate royalties on revenue from our membership programs by implementing a more detailed manual review to ensure that the appropriate rates and factors are being used.

Financial Statement Closing and Reporting Process

We have strengthened our internal controls related to the review and approval of journal entries, calculations and assumptions, and account analyses used in the preparation of our financial statements by implementing a thorough review of the related supporting documentation. We have redesigned certain key spreadsheets used in the financial statement preparation process so that they are more transparent to the user and the reviewer and the calculations are simpler to review. We have added a staff member with technical accounting and public company reporting skills who will enhance our financial reporting capabilities, including the preparation and review of required footnote disclosures.

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

10.38>	Series C Convertible Preferred Stock Purchase Agreement by and between Audible Inc. and the investor parties thereto dated as of August 1, 2003.
10.39>	Series A Investor Rights Agreement.
10.40!	Series A Settlement Agreement by and between Audible Inc. and investor parties thereto dated February 6, 2004.
10.41!	Form of common stock warrant issued by Audible Inc. to investor parties in connection with the Series A Settlement Agreement dated February 6, 2004.
10.43++@	License and Services Agreement by and between Audible Inc., and Audible GmBH dated August 30, 2004.
10.44++@	Master Alliance Agreement by and between Audible Inc., France Loisirs S.A.S. and Audio Direct S.A.S. dated September 15, 2004.
10.45@	Articles of Association of Audible GmBH.
10.46++	Digital Download sales agreement with Apple Computer, Inc.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Annual Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Annual Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Annual Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Annual Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-76985

**	Incorporated by reference from the Company's 10-K/A for the period ended December 31, 1999

***	Incorporated by reference from the Company's 10-K for the fiscal year ended December 31, 2001

#	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2000.

##	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended June 30, 2001.

>	Incorporated by reference from the Company's Form 8-K filed on August 5, 2003.

!	Incorporated by reference from the Company's 10-K for the fiscal year ended December 31, 2003.

@	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2004.

^	Executive Compensation Plans and Arrangements.

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

Donald R. Katz
Chairman and Chief Executive Officer

Date: April 29, 2005

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Audible, Inc.:

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Audible, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 29, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

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

AUDIBLE, INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

				Common Stock
	Convertible Series A Preferred Stock	Convertible Series B Preferred Stock	Series C Preferred Stock	Shares	ParValue
Balance at December 31, 2001	$—	$—	$—	9,182,229	$91,822
Common stock repurchases	—	—	—	—	—
Sale of common stock	—	—	—	1,356,589	13,566
Common stock issued in connection with a technology license	—	—	—	16,666	167
Amortization of deferred compensation	—	—	—	—	—
Amortization of deferred services	—	—	—	—	—
Amortization of warrants for services	—	—	—	—	—
Exercise of common stock options	—	—	—	3,704	37
Series B Preferred stock issued in connection with Co-Publishing and Distribution agreement	—	1,137,500	—	—	—
Payments received on notes due from stockholders	—	—	—	—	—
Reclassification of common shares outstanding	—	—	—	3,100	31
Net loss	—	—	—	—	—
Accrued dividends on redeemable preferred stock	—	—	—	—	—
Balance at December 31, 2002	—	1,137,500	—	10,562,288	105,623
Deferred compensation related to stock options issued below fair market value	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—
Amortization of deferred services	—	—	—	—	—
Amortization of warrants for services	—	—	—	—	—
Cashless exercise of common stock warrants	—	—	—	14,083	141
Exercise of common stock options	—	—	—	238,523	2,385
Exercise of common stock warrants	—	—	—	408,643	4,086
Series A Preferred stock reclassification due to removal of mandatory redemption feature	13,027,375	—	—	—	—
Sale of Series C Preferred stock	—	—	5,859,772	—	—
Conversion of Series C Preferred Stock and accrued dividends into common stock	—	—	(5,859,772)	3,791,981	37,920
Forgiveness of notes due from stockholders	—	—	—	—	—
Elimination of payments due to Amazon	—	—	—	—	—
Preferred stock issuance discount
Net loss	—	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	—
Balance at December 31, 2003	13,027,375	1,137,500	—	15,015,518	150,155
Conversion of Series A Preferred Stock	(13,027,375)	—	—	4,669,347	46,693
Conversion of Series B Preferred Stock	—	(1,137,500)	—	416,666	4,167
Preferred dividends and conversion inducement	—	—	—	1,166,666	11,667
Sale of common stock	—	—	—	2,022,500	20,225
Cashless exercise of common stock warrants	—	—	—	39,888	398
Exercise of common stock options	—	—	—	801,525	8,015
Exercise of common stock warrants	—	—	—	37,665	377
Deferred compensation related to stock options issued below fair market value	—	—	—	—	—
Amortization of warrants for services	—	—	—	—	—
Payments received on notes due from stockholders	—	—	—	—	—
Reversal of unused accrued expense related to Series C financing	—	—	—	—	—
Preferred stock expense	—	—	—	—	—
Income tax benefit due to exercise of stock options	—	—	—	—	—
Net income	—	—	—	—	—
Balance at December 31, 2004	$—	$—	$—	24,169,775	$241,697

See accompanying notes to financial statements.

AUDIBLE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Additional paid-in capital	Deferred compensation	Deferred services
Balance at December 31, 2001	$93,912,212	$(467,600)	$(5,416,667)
Common stock repurchases.	—	—	—
Sale of common stock	3,145,684	—	—
Common stock issued in connection with a technology license	26,833	—	—
Amortization of deferred compensation.	—	293,112	—
Amortization of deferred services	—	—	5,547,500
Amortization of warrants for services	1,153,998	—	—
Exercise of common stock options	5,519	—	—
Series B Preferred stock issued in connection with Co-Publishing and Distribution agreement	—	—	(547,500)
Payments received on notes due from stockholders	—	—	—
Reclassification of common shares outstanding	(31)	—	—
Net loss	—	—	—
Accrued dividends on redeemable preferred stock	—	—	—
Balance at December 31, 2002	98,244,215	(174,488)	(416,667)
Deferred compensation related to stock options issued below fair market value	238,680	(238,680)	—
Amortization of deferred compensation	—	173,743	—
Amortization of deferred services	—	—	416,667
Amortization of warrants for services	719,357	—	—
Cashless exercise of common stock warrants	(141)	—	—
Exercise of common stock options	434,673	—	—
Exercise of common stock warrants	1,233,453	—	—
Series A Preferred stock reclassification due to removal of mandatory redemption feature	—	—	—
Sale of Series C Preferred stock	—	—	—
Conversion of Series C Preferred Stock and accrued dividends intocommon stock	6,693,160	—	—
Forgiveness of notes due from stockholders	—	—	—
Elimination of payments due to Amazon	1,500,000	—
Preferred stock issuance discount	1,444,444	—	—
Net loss	—	—	—
Accrued dividends on preferred stock	—	—	—
Balance at December 31, 2003	110,507,841	(239,425)	—
Conversion of Series A Preferred Stock	12,980,682	—	—
Conversion of Series B Preferred Stock	1,133,333	—	—
Preferred dividends and conversion inducement	13,838,333	—	—
Sale of common stock	46,436,368	—	—
Cashless exercise of common stock warrants	(398)	—	—
Exercise of common stock options	1,777,369	—	—
Exercise of common stock warrants	56,123	—	—
Deferred compensation related to stock options issued below fair market value	—	85,252	—
Amortization of warrants for services	510,744	—	—
Payments received on notes due from stockholders	—	—	—
Reversal of unused accrued expense related to Series C financing	7,500	—	—
Preferred stock expense	—	—	—
Income tax benefit due to exercise of stock options	780	—	—
Net income	—	—	—
Balance at December 31, 2004	$187,248,675	$(154,173)	$—

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

On February 22, 2005, a purported class action complaint was filed in the United States District Court for the District of New Jersey by Dennis Carter on behalf of himself and all other similarly situated investors against Audible, Inc., its Chief Executive Officer and Chief Financial Officer. The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, and alleges that the defendants did not make complete and accurate disclosures concerning the Company's future plans and prospects. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Company's securities during the period from November 2, 2004 through February 15, 2005. It is possible that additional complaints may be filed in the future. The Company expects that all individual lawsuits will be consolidated into a single civil action. The Company believes that the complaint is without merit and intends to defend the litigation vigorously. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot accurately predict the ultimate outcome of this matter.

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

(19) Events (Unaudited) Subsequent to the Date of the Report of the Independent Registered Public Accounting Firm

In April 2005, a derivative suit was filed against Audible, the two executives named as individual defendants in the class actions described above, six of our outside directors, and three of our stockholders.  The derivative suit makes the same factual allegations as the class actions described above and adds allegations that the six outside directors named as defendants and/or the stockholders who nominated them sold stock at inflated prices during the Class Period.  The plaintiff in this derivative action purports to seek a recovery of the damages sustained by Audible rather than by investors who allegedly purchased securities at inflated prices.  We believe that all of the described above claims are without merit and intend to defend the actions vigorously. Due to the inherent uncertainties of litigation and because these actions are at a preliminary stage, we cannot accurately predict the ultimate outcome of these matters. It is possible that additional complaints may be filed in the future.