Form 10-Q
period 2005-03-31
AUDIBLE INC
filed 2005-05-10
CIK 1077926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

None
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☒   No ☐

As of May 9, 2005 24,096,024 shares of the registrant’s common stock were outstanding.

AUDIBLE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements
AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2005	December 31, 2004
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$9,839,698	$13,296,006
Short-term investments	55,403,380	48,386,399
Interest receivable on short-term investments	27,145	76,151
Accounts receivable, net of allowance for returns and chargebacks of $14,600 at March 31, 2005 and December 31, 2004	928,477	786,987
Accounts receivable - related parties	149,436	87,625
Royalty advances	204,741	140,634
Prepaid expenses and other current assets	424,691	665,984
Inventory	373,997	394,109
Total current assets	67,351,565	63,833,895

Property and equipment, net	1,242,006	919,090
Other assets	31,891	20,805
Total assets	68,625,462	64,773,790

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	1,957,842	850,906
Accrued expenses	4,963,829	3,628,556
Royalty obligations	189,250	150,800
Accrued compensation	522,056	448,156
Capital lease obligations	--	120,795
Deferred revenue	2,568,496	2,445,868
Total current liabilities	10,201,473	7,645,081

Royalty obligations - non-current	44,380	38,000

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01, 40,000,000 shares authorized, 24,068,128 and 24,169,775 shares issued at March 31, 2005 and December 31, 2004, respectively	240,681	241,697
Additional paid-in capital	187,877,474	187,248,675
Deferred compensation	(567,739)	(154,173)
Accumulated other comprehensive income	552	--
Treasury stock at cost, none and 229,741 shares of common stock at March 31, 2005 and December 31, 2004, respectively	--	(184,740)
Accumulated deficit	(129,171,359)	(130,060,750)
Total stockholders’ equity	58,379,609	57,090,709
Total liabilities and stockholders’ equity	$68,625,462	$64,773,790

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Revenue, net:
Content and services:
Consumer content	$12,838,041	$6,675,438
Point of sale rebates	(355,575)	(116,250)
Services	19,444	17,102
Total content and services	12,501,910	6,576,290
Hardware	103,656	181,717
Related party revenue	274,436	--
Other	24,868	16,126
Total revenue, net	12,904,870	6,774,133

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	4,152,886	2,054,162
Discount certificate rebates	601,221	39,100
Total cost of content and services revenue	4,754,107	2,093,262
Cost of hardware revenue	301,752	518,035
Operations	1,847,794	1,143,247
Technology and development	1,616,182	1,255,132
Marketing	2,289,253	1,152,286
General and administrative	1,537,929	567,178
Total operating expenses	12,347,017	6,729,140

Income from operations	557,853	44,993

Other income (expense):
Interest income	414,053	14,967
Interest expense	(1,495)	(2,188)
Other income, net	412,558	12,779
Income before income tax expense	970,411	57,772

Income tax expense	(81,020)	--
Net income	889,391	57,772

Dividends on preferred stock	--	(614,116)
Charges related to conversion of convertible preferred stock	--	(9,873,394)
Total preferred stock expense	--	(10,487,510)

Net income (loss) applicable to common shareholders	$889,391	$(10,429,738)

Basic net income (loss) applicable to common shareholders per common share	$0.04	$(0.56)
Diluted net income (loss) applicable to common shareholders per common share	$0.03	$(0.56)

Basic weighted average common shares outstanding	24,008,188	18,664,387
Diluted weighted average common shares outstanding	26,117,932	18,664,387

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months Ended
	March 31,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$889,391	$57,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,507	110,525
Services rendered for common stock and warrants	--	269,081
Non-cash compensation charge	37,342	34,113
Deferred cash compensation	--	(3,750)
Accretion of discounts on short-term investments	(300,779)	--
Income tax benefit from exercise of stock options	22,490
Changes in assets and liabilities:
Interest receivable on short-term investments	49,006	--
Accounts receivable, net	(141,490)	(91,445)
Accounts receivable from related parties	(61,811)	--
Royalty advances	(64,107)	33,126
Prepaid expenses and other current assets	241,244	35,356
Inventory	20,112	(88,616)
Other assets	(11,163)	(804)
Accounts payable	1,106,936	161,626
Accrued expenses	1,335,340	66,919
Royalty obligations	44,830	(87,500)
Accrued compensation	74,017	(19,258)
Deferred revenue	122,628	(5,384)
Net cash provided by operating activities	3,503,493	471,761

Cash flows from investing activities:
Purchases of property and equipment	(462,423)	(124,501)
Purchases of short-term investments	(11,716,202)	--
Proceeds from maturity of short-term investments	5,000,000	--
Net cash used in investing activities	(7,178,625)	(124,501)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	273,000	2,500
Proceeds from exercise of common stock options	66,125	223,578
Principal payments made on obligations under capital leases	(120,795)	(35,466)
Payments received on notes due from stockholders for common stock	--	3,750
Net cash provided by financing activities	218,330	194,362

Effect of exchange rate changes on cash and cash equivalents	494	--

(Decrease) increase in cash and cash equivalents	(3,456,308)	541,622
Cash and cash equivalents at beginning of period	13,296,006	9,074,987
Cash and cash equivalents at end of period	$9,839,698	$9,616,609

See Note 12 for supplemental disclosure of cash flow information.

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	Description of Business and Business Conditions

The Business

Audible, Inc. (the "Company") incorporated on November 3, 1995, was formed to create the Audible service, a solution delivering premium digital spoken audio content from its website, audible.com, over the internet for playback on personal computers and mobile devices. The Company commenced commercial operations in October 1997.

For the three month period ended March 31, 2005, the Company reported net income of $889,391. However due to prior losses since its inception, the Company has an accumulated deficit of $129,171,359 as of March 31, 2005. The Company's cash and cash equivalent balance as of March 31, 2005 is $9,839,698. In addition, the Company has short-term investments of $55,403,380. The Company believes that its cash and cash equivalents and short-term investments balance will enable it to meet its anticipated future cash requirements for operations and capital expenditures for the foreseeable future.

The Company may, in the future, need to raise additional funds to finance its continued growth. No assurance can be given that such additional financing, if needed, will be available on terms favorable to the Company or to its stockholders, if at all.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

Commencing in the first quarter of 2005, the Company began its international operations in the United Kingdom, as Audible Limited (“Audible UK”). Audible UK is a wholly-owned subsidiary of Audible, Inc. and is therefore consolidated as of the end of each reporting period. The accompanying unaudited condensed consolidated financial statements as of and for the three-month period ended March 31, 2005 includes the accounts of Audible, Inc. and Audible UK. All inter-company transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with U.S. generally accepted accounting principles. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, from the Company's Annual Report on Form 10-K, as amended.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents at March 31, 2005 and December 31, 2004 were $9,079,805 and $13,033,728, respectively, and consisted primarily of money market funds and notes due from governmental agencies. Cash balances at March 31, 2005 and December 31, 2004 were $759,893 and $262,278, respectively, and consisted of funds held in the Company's checking account.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restricted Cash

In addition, the Company has restricted cash deposits being held as a reserve by the Company’s credit card processors. These restricted cash deposits at March 31, 2005 and December 31, 2004 were $5,000, and are included in Other Assets on the accompanying condensed consolidated Balance Sheets.

Short-Term Investments

Investments purchased with a maturity of more than three months, and less than twelve months, are classified as short-term investments. The Company's short-term investments, as of March 31, 2005 and December 31, 2004, of $55,403,380 and $48,386,399, respectively, consisted of governmental agency notes and mortgage-backed securities that are to be held to maturity because the Company has the positive intent and ability to hold these securities to maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Dividend and interest income are recognized when earned. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. A decline in the market value of held-to-maturity security below that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intends to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in the value subsequent to year-end, and forecasted performance of the investee.

The amortized cost, gross unrealized holding losses and the fair value of held-to-maturity debt securities at March 31, 2005 was $55,403,380, $87,891 and $55,315,489, respectively.

All of the debt securities classified as held-to-maturity mature during 2005.

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

The amount of the allowance that was recorded as a reduction of accounts receivable as of March 31, 2005 and December 31, 2004 was $14,600. The amount of the allowance reflected in the accrued liability was $183,893 and $168,584 at March 31, 2005 and December 31, 2004, respectively.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method. Inventory consists of digital audio players manufactured by third party manufacturers.

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Property and equipment held under capital leases are amortized on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever is shorter. The amortization is included within depreciation expense.

Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No.144”). The Company reviews its long-lived assets (property and equipment) for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the related asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

 Royalty Advances and Royalty Obligations

Royalty advances and the corresponding royalty obligations represent payments made and payments to be made to various content providers pursuant to minimum guarantees under their royalty agreements, net of royalties expensed. These agreements give the Company the right to sell digital audio content over the internet. The royalty obligations recorded in the accompanying balance sheets are classified between current and non-current based on the payment terms specified in the agreements. The Company periodically adjusts the balance of these advances to reflect their estimated net realizable value. Royalty expense is included in cost of content and services revenue in the accompanying condensed consolidated Statements of Operations.

Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, accounts receivable from related parties, accounts payable and accrued expenses. At March 31, 2005 and December 31, 2004, the fair values of these financial instruments approximated their carrying values due to the short-term nature of these instruments.

Foreign Currency Translation

In accordance Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, the Company’s UK subsidiary, whose functional currency is the British Pound, translates their balance sheet into U.S. dollars at prevailing rates at the balance sheet date and translates their revenues, costs and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of Audible UK’s financial statements are accumulated and charged directly to foreign currency translation adjustment, a component of stockholders’ equity.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revenue Recognition

Consumer Content Revenue

Consumer content revenue consists of content sales made from the Company’s website and content sold through the Company’s agreement with the Apple iTunes Music Store. Revenue from the sale of individual content titles from both the Company’s website and the Apple iTunes music store is recognized in the period when the content is purchased. Revenue from the sale of content subscriptions is recognized pro rata over the term of the subscription period. Revenue from the sale of monthly AudibleListener memberships is recognized ratably over the AudibleListener’s monthly membership period.

This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred at month-end and recognized as content revenue in the following month. Revenue from the sale of UltimateListener, a prepaid discounted content package, and gift programs are recognized when the content is downloaded.

Point of Sale Rebates and Discount Certificate Rebates

Part of the Company’s marketing strategy to acquire new AudibleListeners includes retail promotions. These retail promotions consist of offering rebates to consumers on their purchase of digital audio players from certain retailers if the customer commits to a twelve month AudibleListener membership. These rebates take one of two forms. The first type, reflected as point of sale rebates on the condensed consolidated Statement of Operations, relates to a discount given by a third party retailer to a customer on the purchase of a digital audio player at the point of sale of the Audible membership. The cost of these rebates is accounted for as a reduction in content revenue in the period the discount is given. The second type, reflected as discount certificate rebates on the statement of operations, relates to retailer promotional codes or retailer gift cards that are given to a customer by Audible at the time the customer purchases the Audible membership. These promotional codes are honored by third party retailers and allow the customer to purchase a digital audio player at a discounted price from the third party retailer. The gift cards are honored by third party retailers on a future purchase. The cost of these promotional codes and gift cards is accounted for as a cost of content revenue when the customer commits to a twelve-month AudibleListener membership under one of the retailer promotion programs. The accounting for both types of customer rebates as described above is pursuant to Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Services Revenue

Services revenue consists of library sales and audio production services. Service revenue is recognized as services are performed after the agreement has been finalized, the price is fixed and collectibility is reasonably assured. Collectibility is based on past transaction history and credit-worthiness of the customer.

Hardware Revenue

Hardware revenue consists of sales of AudibleReady digital audio players. Most of the Company’s AudibleReady digital audio devices are sold at a discount or given away when a customer signs up for a one-year commitment to an AudibleListener membership. For multiple-element arrangements in which a customer signs up for a one year membership and receives an audio player for free, revenue is recognized using the relative fair value method under EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Each separate unit of accounting is recognized as revenue at its relative fair value, where the delivered item (hardware) is limited to the non-contingent consideration, which consists of shipping and handling. The free hardware device reflects the subsidy incurred to acquire a customer with a one-year commitment to AudibleListener. For players sold separately, hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Related Party Revenue

Related party revenue consists of revenue earned under agreements with Audible Germany (see Note 8) and France Loisirs (see Note 9). Revenue under the France Loisirs agreement includes a $1,000,000 technology licensing fee that is being recognized on a straight-line basis over the initial 24-month term of the agreement. Revenue under the Audible Germany agreement includes $30,000 earned per month over the initial 30-month term of the agreement. The Company recognizes $30,000 per month only after Audible Germany has agreed that the services delivered for the prior 60-day period were satisfactory and collection of the amount is reasonably assured. Revenue earned under each of these agreements also includes reimbursement of certain incremental out-of-pocket costs incurred by the Company that are billed to France Loisirs and Audible Germany in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursement Received for ‘Out-of-Pocket’ Expenses Incurred.

Other Revenue

Other revenue for the three months ended March 31, 2004, included revenue from a license granted for certain technology rights to a device manufacturer which was recognized on a straight-line basis over the term of the agreement which expired in June 2004. Other revenue for the three months ended March 31, 2005 primarily included revenue from commissions earned by the Company for referring customers to a retail partner to purchase a digital audio device, which is recognized in the period when the purchase is completed.

Shipping and Handling Costs

Shipping and handling costs, which consist of costs and fees associated with warehousing, fulfillment, and shipment of digital audio devices to customers, are recorded as a component of marketing expense in the condensed consolidated Statements of Operations. These costs totaled $86,518 and $98,444, for the three months ended March 31, 2005 and 2004, respectively.

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

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. These costs are included in marketing expense in the accompanying condensed consolidated Statements of Operations and totaled $575,737 and $264,727 for the three months ended March 31, 2005 and 2004, respectively.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Significant items subject to estimates include the recoverability of the carrying amount of property and equipment, the allowance for returns and chargebacks, recoverability of royalty advances, valuation of deferred tax assets and fair value of equity based compensation. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes using the asset and liability method of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period in which the tax change occurs. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits, which are more likely than not, not going to be realized.

Basic and Diluted Net Income (Loss) Applicable to Common Shareholders Per Common Share

Basic and diluted net income (loss) applicable to common shareholders per common share is presented in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share, (“SFAS No. 128”). Basic net income (loss) applicable to common shareholders per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) applicable to common shareholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options, warrants and restricted stock using the treasury stock method.

For the three month period ended March 31, 2005, diluted net income applicable to common shareholders per common share is computed by dividing net income applicable to common stockholders by the diluted weighted average common shares outstanding. For the three month period ended March 31, 2004, diluted net loss applicable to common shareholders per common share is equal to basic net loss applicable to common shareholders per common share, since all potential common stock was anti-dilutive for the period ended March 31, 2004.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The reconciliation of weighted average basic common shares outstanding to weighted average diluted common shares outstanding is as follows:

	Three Months ended March 31,
	2005	2004
Weighted average basic common shares outstanding	24,008,188	18,664,387
Effect of dilutive potential common shares:
Stock Options	1,796,152	--
Warrants	311,901	--
Restricted Stock	1,691	--
Weighted average diluted common shares outstanding	26,117,932	18,664,387

For the three-month period ended March 31, 2005, warrants and stock options with exercise prices greater than the average market price of the common stock in the period of $20.10 per share, were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the three-month period ended March 31, 2004, all potential common shares have been excluded from the diluted calculation because the Company was in a net loss position, and their inclusion would have been anti-dilutive.

The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months ended
	March 31,
	2005	2004
Stock Options	356,860	3,019,593
Warrants	429,443	1,074,447
Restricted Stock	4,000	--

Stock-Based Compensation

SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123, (“SFAS No. 148”), amended FASB Statement No. 123, Accounting for Stock-based Compensation, (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”), provided it discloses the effect of SFAS No. 123, as amended by SFAS No. 148, in the footnotes to the financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method.

The Company's 1999 Stock Incentive Plan (the "Plan") permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock-based awards to employees. For options granted to new Audible employees as part of their compensation package, the exercise price is determined by the closing price of Audible's common stock on the day immediately preceding each employee's start date. For additional option grants made to existing employees, the exercise price is determined based on the closing price of the day immediately preceding the grant date. The majority of the options granted vest over a fifty-month period and expire ten years from the date of the grant.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Plan originally permitted up to 3,000,000 common stock shares to be issued under the plan. In September 2003, at the annual meeting of stockholders, the stockholders approved an amendment to the plan increasing the number of authorized common shares available for issuance under the plan to 4,200,000 shares. As of March 31, 2005 and 2004, options to purchase 2,571,094 and 3,019,593, respectively, shares of common stock were outstanding. As of March 31, 2005 and 2004, 28,000 and zero, respectively, of restricted share awards had been issued.

Compensation expense, if any, based on the intrinsic value method is recognized on a straight-line basis over the vesting term. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS No. 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net income (loss) applicable to common shareholders and net income (loss) applicable to common shareholders per common share would have changed to the pro forma amounts indicated in the table below.

	Three Months Ended March 31,
	2005	2004
Net income (loss) applicable to common shareholders as reported	$889,391	$(10,429,738)

Add: Total stock-based employee compensation cost included in reported net income (loss) applicable to common shareholders (based on intrinsic value method)	37,342	34,113

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(509,528)	(841,050)

Pro-forma net income (loss) applicable to common shareholders	$417,205	$(11,236,675)
Basic net income (loss) ) applicable to common shareholders per common share:
As Reported	$0.04	$(0.56)
Pro Forma	$0.02	$(0.60)

Diluted net income (loss) ) applicable to common shareholders per common share:
As Reported	$0.03	$(0.56)
Pro Forma	$0.02	$(0.60)

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company has used the Black-Scholes option pricing model in calculating the fair value of options. The assumptions used and the weighted-average information for the three months ended March 31, 2005 and 2004, are as follows:

	Three Months ended March 31,
	2005	2004

Risk-free interest rate	4.19%	3.66%
Expected dividend yield	--	--
Expected lives	5 years	5 years
Expected volatility	121%	124%

Restricted Stock

During the three months ended March 31, 2005, the Company granted awards to receive 28,000 restricted shares to employees under the Plan. The restricted shares either cliff-vest or vest periodically between three months to forty-eight months after the grant date. The fair value of the restricted stock on the grant date, as determined by the closing price of Audible’s stock on the day immediately preceding the grant date, is recorded as deferred compensation, a component of stockholders’ equity, and is amortized as compensation expense straight-line over the vesting term of the restricted stock award. When employees who have these restricted stock awards leave the Company prior to vesting, the remaining un-expensed deferred compensation is reversed against additional paid-in-capital, and the previously recognized compensation expense is reversed against additional paid-in-capital since the awards are not vested. Total non-cash compensation expense relating to the amortization of restricted shares was $22,995 and $0 during the three month periods ended March 31, 2005 and 2004, respectively. Actual shares under these awards are not issued until vesting is complete.

Stock and Equity Instruments Issued for Goods and Services

The Company issues warrants to purchase shares of common stock to non-employees as part of their compensation for providing goods and services. The Company accounts for these warrants in accordance with the EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The exercise price of the warrants is determined by the closing price of Audible’s common stock on the day of the agreement. Fair value of the warrant issued is estimated using the Black-Scholes model with the best available assumptions concerning risk-free interest rate, life of the warrant, dividend yield and expected volatility. The fair value of the warrant is expensed on a straight-line basis over the term of the agreement and is recorded within the operating expense line item that best represents the nature of the goods and services provided. Depending on the terms of the warrant, the Company applies variable plan or fixed plan accounting in accordance with EITF No. 96-18.

(2)	Reverse Stock Split

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

All share numbers and amounts have been retroactively restated for all periods presented to reflect the one for three reverse stock split.

(3)	Property and Equipment

Property and equipment consists of the following:

	March 31, 2005	December 31, 2004

Studio equipment	$574,877	$549,359
Computer server and website equipment	4,868,926	4,567,189
Office furniture and equipment	928,405	850,750
Leasehold improvements	827,317	827,317
Equipment in process	85,896	28,384
Total property and equipment	7,285,421	6,822,999
Less: accumulated depreciation and amortization	(6,043,415)	(5,903,909)
Total property and equipment, net	$1,242,006	$919,090

Depreciation and amortization expense on property and equipment totaled $139,507 and $110,525, during the three-month periods ended March 31, 2005 and 2004, respectively.

At March 31, 2005 and December 31, 2004, respectively, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases were as follows:

	March 31, 2005	December 31, 2004
Computer server and website equipment	$743,302	$743,302
Less: accumulated amortization	226,722	189,483
Total computer server and website equipment, net	$516,580	$553,819

(4)	Accrued Expenses

The components of the accrued expenses balance are as follows:

	March 31, 2005	December 31, 2004

Royalties	$3,063,695	$1,882,039
Retail rebates and discounts	371,515	461,182
Professional fees	412,253	346,000
Revenue sharing and bounty payments	398,064	304,718
Other accrued expenses	718,302	634,617

Total accrued expenses	$4,963,829	$3,628,556

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(5)	Stockholders' Equity

The following is a summary of the Stockholders’ Equity activity for the three months ended March 31, 2005:

	Common Stock		Treasury Stock
	Shares	Par value	Shares	Cost	APIC	Def Comp	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders' Equity

Balance at December 31, 2004	24,169,775	$241,697	(229,741)	$(184,740)	$187,248,675	$(154,173)	-	$(130,060,750)	$57,090,709

Cashless exercise of common stock warrants	3,790	38			(38)				(0)
Exercise of warrants	100,000	1,000			272,000				273,000
Exercise of options	24,304	243			65,882				66,125
Reversal of compensation charge					(8,492)	8,492			-
Non-cash compensation charge - options						14,347			14,347
Issuance of restricted stock awards					459,400	(459,400)			-
Non-cash compensation charge - restricted stock						22,995			22,995
Retirement of treasury stock	(229,741)	(2,297)	229,741	184,740	(182,443)				(0)
Income tax benefit from stock options exercised					22,490				22,490
Foreign currency translation adjustment							552		552
Net income					-			889,391	889,391

Balance at March 31, 2005	24,068,128	$240,681	-	-	$187,877,474	$(567,739)	$552	$(129,171,359)	$58,379,609

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Common Stock

On February 6, 2004, in connection with the conversion of the outstanding Series A Preferred Stock (“Series A”), the Company issued 5,836,013 shares of common stock to Apax Partners (“Apax”). The Series A conversion was the result of a negotiated agreement under which, in addition to the 4,669,347 shares of common stock issuable upon conversion of the outstanding Series A shares in accordance with the terms of conversion, the Company issued to Apax 1,166,666 common shares of common stock and warrants to purchase 333,333 shares of common stock. Of the additional 1,166,666 shares issued, 389,863 shares were issued in payment of cumulative accrued dividends at the date of conversion, and 776,803 shares together with the warrants to purchase 333,333 shares were issued as an inducement to Apax to convert its Series A shares. The warrants are exercisable at $21.00 per share and expire on February 5, 2011. The fair value of the 776,803 shares of common stock and the warrants to purchase 333,333 shares of $9,873,394 was recorded as a charge to the net loss applicable to common shareholders in the condensed consolidated Statement of Operations for the three months ended March 31, 2004.

On February 6, 2004, the Company issued 416,666 shares of common stock to Random House upon conversion of their outstanding Series B Preferred Stock (“Series B”) in accordance with the original terms of conversion.

On November 17, 2004 the Company issued 2,022,500 shares of common stock in connection with a secondary public offering at a price of $24.50 per share. Net proceeds received by the Company were $46,456,593, net of direct costs.

As of March 31, 2005 and December 31, 2004, the Company had issued 24,068,128 and 24,169,775 respectively, shares of common stock. As of March 31, 2005 and December 31, 2004, the Company had 3,526,580 and 3,635,660, respectively, shares of common stock reserved for common stock warrants, options and restricted stock.

Employee Stock-Based Compensation

The Company has on occasion issued options to purchase shares of common stock to employees at a price less than the fair value of the stock at the time of issuance. The difference between the fair value on grant date and the exercise price of options issued is recorded as deferred compensation, a component of stockholders’ equity, and is amortized as compensation expense straight-line over the vesting term of the option. When employees who have these options leave the Company, the remaining un-expensed deferred compensation is reversed against additional paid-in-capital. During the three-months ended March 31, 2005 and 2004, $14,347 and $34,113, respectively of compensation expense was recognized, related to these transactions.

Restricted Stock

During the three months ended March 31, 2005, the Company granted awards to receive 28,000 restricted shares to employees under the Plan. The restricted shares either cliff-vest or vest periodically between three months to forty-eight months, after the grant date. The fair value of the restricted stock issued on the grant date, as determined by the closing price of Audible’s stock on the day immediately preceding the grant date, is recorded as deferred compensation, a component of stockholders’ equity, and is amortized as compensation expense straight-line over the vesting term of the restricted stock award. When employees who have these restricted stock awards leave the Company prior to vesting, the remaining un-expensed deferred compensation is reversed against additional paid-in-capital, and the previously recognized compensation expense is reversed against additional paid-in-capital since the awards are not vested. Total non-cash compensation expense relating to the amortization of restricted shares was $22,995 and $0 during the three month periods ended March 31, 2005 and 2004, respectively. Actual shares under these awards are not issued until vesting is complete.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Warrants

The Company frequently issues common stock warrants to third parties in exchange for services. The fair values of warrants issued in exchange for services are determined in accordance with EITF Issue No. 96-18 and are recognized as an expense under fixed plan or variable accounting using the Black-Scholes pricing model depending on the terms of the agreements over the periods in which services are being performed. The assumptions used in the Black-Scholes pricing model to calculate fair values, including risk-free interest rate and volatility, were determined using available information on the measurement date. Expected dividend yield of zero was used for all calculations. For the three months ended March 31, 2005 and 2004, $0 and $269,081 was recognized as expense related to warrants.

Treasury Stock

During the February 8, 2005 Board of Directors meeting, the Board voted that all 229,741 shares of common stock held as treasury shares by the Company were to be retired, and the Company subsequently legally retired the treasury stock. Consequently, as of March 31, 2005 and December 31, 2004 the Company held zero and 229,741, respectively, shares of common stock as treasury stock.

Comprehensive Income

The following table sets forth comprehensive income for the periods indicated:

	March 31, 2005	March 31, 2004

Net income	$889,391	$57,772
Other comprehensive income
foreign currency translation adjustment	552	--
Comprehensive income	$889,943	$57,772

(6)	Random House Agreement

On May 5, 2000, Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint are distributed exclusively over the internet by Audible. As part of this alliance, Random House, through its subsidiary Random House Ventures, LLC, purchased 56,593 shares of Audible common stock from the Company for $1,000,000. Over the term of the agreement Audible was to contribute toward funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due from the Company under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment the Company issued 1,250,000 shares of Series B stock to Random House Ventures. If they had not been converted, then on March 26, 2004 all outstanding shares of Series B stock would have automatically converted to shares of common stock at the then effective conversion price. Through December 31, 2002, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004. On February 10, 2003, the agreement was further amended so that Audible was no longer required to pay the $1,500,000 in imprint fees that were due in 2003 and 2004.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair value of the Series B stock issued was determined in accordance with EITF Issue No. 01-1, Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash. Accordingly, using the measurement date of March 26, 2002, the fair value of the Series B stock issued was determined to be $1,137,500. On April 1, 2002 when the Series B was issued, the Company recorded $547,500 (the difference between the fair value of the shares and the previously recognized accrued liability of $590,000) as deferred services, a component of stockholders’ equity. There was no expense related to this agreement during the three month period ended March 31, 2005 and 2004.

The original agreement further provided for Random House to be granted a warrant to purchase 292,777 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the 50-month term of the agreement. The warrant expense was $0 and $1,910 for the three months ended March 31, 2005 and March 31, 2004, respectively.

The warrants are accounted for using variable plan accounting whereby compensation costs vary each accounting period until the final measurement date.

The Company and Random House continue to operate under the general terms of the agreement, which expired on June 30, 2004, with the exception that the works produced under the imprint are no longer exclusive to Audible.

(7)	Audible UK

       In February 2005, the Company launched Audible UK, which is being developed to be a spoken audio website service mirroring Audible, Inc. services, but focused on the UK marketplace. Audible, Inc. purchased one share of Audible UK stock on February 7, 2005, which at that date became a wholly-owned subsidiary of Audible Inc. As of March 31, 2005 minimal costs have been incurred, such as rent expense, office expenses, and payroll expense for the general manager. No revenue was recognized for the three-month period ended March 31, 2005.

(8)	Audible Germany Agreement

On August 30, 2004, the Company, Verlagsgruppe Random House GmbH (“Random House”) and Holtzbrinck Networxs AG (“Holtzbrinck”) entered into a joint venture agreement (the “Joint Venture”) to form Audible GmbH (“Audible Germany”). Random House is an affiliate of Bertelsmann AG. Bertelsmann AG and its affiliates own approximately 5.7% of Audible’s common stock, inclusive of certain common stock warrants held by the entities.

Audible Germany has the exclusive rights to operate a German language Audible website. Under the Joint Venture, Random House and Holtzbrinck each contributed approximately $16,542 in exchange for each receiving a 24.5% interest in Audible Germany. The Company was required to contribute $34,384 in exchange for a 51% interest in Audible Germany. After the initial formation, Random House and Holtzbrinck will provide additional financing of approximately $1,490,000 each in certain installments, subject to Audible Germany meeting certain milestones. As of March 31, 2005 approximately $1,980,000 in total has been funded by Random House and Holtzbrinck. In the event of liquidation of Audible Germany, this additional financing by Random House and Holtzbrinck accrues interest at 8% per annum and is senior to Audible’s capital investment. The Company may, but is not obligated to, contribute additional capital to the entity. Any profits distributed by Audible Germany are to be distributed in accordance with the ownership interests.

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Under EITF 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, the Company has determined that the minority shareholders, together, have significant participatory rights, allowing them to participate in significant decisions of Audible Germany and to block significant decisions proposed by Audible. As a result of the significant participatory rights held by the minority shareholders, the Company does not have unilateral control over Audible Germany. Therefore, Audible does not consolidate the results of Audible Germany but rather accounts for its investment in Audible Germany under the equity method of accounting. Under the equity method of accounting, the Company records 51% of the profits, if any, and 51% of the equity losses but only until such time that the Company records losses equal to the initial investment of the Company plus any profits previously recorded. Audible has no further obligation to fund the operations of Audible Germany. The Company will continue to monitor its portion of unreported equity losses in the event that Audible Germany subsequently generates income. The Company would resume applying the equity method after its share of profits equals the unreported equity method losses.

In connection with the Joint Venture, on August 30, 2004, the Company entered into a license and services agreement with Audible Germany (the “License”). Under the License, Audible Germany intends to launch a German language spoken word audio service. The terms provide for the Company to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, Audible Germany is required to pay Audible $30,000 each month for a period of 30 months, beginning in September 2004. Every 60-days during this agreement, the parties will meet to review and accept the services. The monthly payments are subject to refund if Audible Germany does not accept the services, subject to reasonable cure. Under the License, Audible recognizes $30,000 of revenue per month once Audible Germany has agreed that the services delivered for the prior 60-day period were satisfactory and collection of the amount is reasonably assured. Also under the License, Audible Germany will pay the Company royalties ranging from 0.5% to 3% of revenue up to an annual royalty cap of the U.S. dollar equivalent of €1.5 million, subject to Audible Germany achieving certain operating margins.

During the three-month period ended March 31, 2005 the Company recognized $120,000 in related party revenue under the license agreement as the related services were delivered and accepted on or before March 31, 2005. No revenue was recognized under this agreement during the three months ended March 31, 2004. In addition, the Company also recognized $19,556 in billings for certain incremental reimbursable costs incurred in connection with the License in accordance with EITF 01-14 during the three months ended March 31, 2005. These amounts are included in related party revenue on the condensed consolidated Statements of Operations.

(9)	France Loisirs Agreement

On September 15, 2004, the Company, France Loisirs S.A.S. (“France Loisirs”) and Audio Direct S.A.S., a wholly owned subsidiary of France Loisirs (“Audio Direct”), entered into a 24-month Master Alliance Agreement (the “Agreement”). France Loisirs is a wholly owned subsidiary of Bertelsmann AG. Bertelsmann AG and its affiliates own 5.7% of Audible’s common stock, inclusive of certain common stock warrants held by the entities.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On September 15, 2004, the Company, France Loisirs S.A.S. (“France Loisirs”) and Audio Direct S.A.S., a wholly owned subsidiary of France Loisirs (“Audio Direct”), entered into a 24-month Master Alliance Agreement (the “Agreement”). France Loisirs is a wholly owned subsidiary of Bertelsmann AG. Bertelsmann AG and its affiliates own 5.7% of Audible’s common stock, inclusive of certain common stock warrants held by the entities.

Under the Agreement, in the first quarter of 2005, France Loisirs launched a French language spoken word audio service through Audio Direct. The terms provide for Audible to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, France Loisirs is required to pay Audible $1,000,000, payable as follows: $250,000 in September 2004, $250,000 in October2004, $250,000 in January 2005 and $20,833 for each of the following 12 months. Commencing the first fiscal year after the business achieves positive net income, the Company will receive a royalty of 5% of the business’s net paid revenue. Net paid revenue refers to net revenues for digital spoken word content after the deduction of taxes but excluding certain hardware revenue. The 5% royalty will apply until the business’s net paid revenue exceeds €20,000,000. Once net paid revenue exceeds €20,000,000, the Company will receive a flat fee of €1,000,000. If net paid revenue exceeds €33,300,000, the Company will receive a royalty payment of €1,000,000, plus 3% of net paid revenue in excess of €33,300,000. An additional royalty is payable equal to one-half of the distributable pre-tax profits of the business.

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

During the three month period ended March 31, 2005, the Company recognized $125,000 in related party revenue in connection with this agreement, representing the straight-line recognition of $1,000,000 in revenue being recognized over the 24-month term of the agreement. No revenue was recognized under this agreement during the three months ended March 31, 2004. In addition, the Company recognized $9,880 in billings for certain incremental reimbursable costs incurred in connection with the License in accordance with EITF 01-14. These amounts are included in related party revenue on the condensed consolidated Statements of Operations.

(10)   Employee Benefit Plan

The Company has a 401(K) plan based on contributions from employees and discretionary Company contributions. As of December 31, 2004, the Company had never contributed to the 401(K) plan. Beginning January 1, 2005, the Company has adopted a policy to match up to the first two percent of salary contributions made from employees into the 401(K) plan. During the three months ended March 31, 2005 the Company made contributions of $22,236.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(11)	Commitments and Contingencies

Lease Obligations

The Company has an operating lease on its office space in Wayne, New Jersey that expires in December 2008. The lease contains a renewal option for a period of three years. In February 2005, Audible UK signed a one year lease for office space, which includes office amenities. This lease expires in February 2006, at which time Audible UK intends to renew the lease. Total future minimum lease obligations as of March 31, 2005 under these lease arrangements are $1,981,341.

Rent expense of $102,836 and $92,776 was recorded under operating leases for the three months ended March 31, 2005 and 2004, respectively.

There are no future minimum lease payments due under capital leases as of March 31, 2005, which were paid in full during the first quarter of 2005.

Royalty Obligations

Royalty obligations represent payments to be made to various content providers pursuant to minimum guarantees under their royalty agreements, net of royalties expensed. The royalty obligations recorded in the accompanying condensed consolidated Balance Sheets are classified between current and non-current based on the payment terms specified in the agreements.

Inventory Purchase

The Company has entered into a commitment to purchase certain inventory units from a third party digital player manufacturer. These devices will primarily be given to customers for free when they sign up for a one-year commitment to an AudibleListener membership.

Service Agreements

The Company has entered in operational and marketing agreements with various vendors to provide certain services. The majority of the amounts committed relate to hosting services of the Company’s website.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Summary of Cash Commitments and Obligations

The following table shows future cash payments due under the Company’s commitments and obligations as of March 31, 2005:

Year	Operating Leases	Royalty Obligations (1)	Inventory Purchase	Service Agreements	Total
2005	$380,838	$189,250	$93,880	$646,888	$1,310,856
2006	522,271	44,380	—	719,184	1,285,835
2007	539,116	—	—	544,320	1,083,436
2008	539,116	—	—	—	539,116
Total	$1,981,341	$233,630	$93,880	$1,910,392	$4,219,243

(1) Reflected in the current and non-current liabilities respectively, on the accompanying March 31, 2005 condensed consolidated Balance Sheet.

Contingencies

In June 2001, the Company and certain of its officers were named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to the Company’s initial public offering (“IPO”) in July 1999. The lawsuits also named certain of the underwriters of the IPO as well as certain of the Company’s directors and former directors as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the Company’s IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the Company’s IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. An amended complaint was filed April 19, 2002. The Company and certain of its officers, directors, and former directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, the Company along with other non-underwriter defendants in the coordinated cases also moved to dismiss the IPO Litigations. On February 19, 2003, the court ruled on the motions. The court granted the Company’s motion to dismiss the claims against the Company under Rule 10b-5, due to the insufficiency of the allegations against the Company. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. The Company’s individual officers, directors and former director defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers' insurance companies. The settlement would provide, among other things, a release for the Company and for the individual defendants for the conduct alleged to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company that may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurance carriers.

In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. The parties are directed to report back to the court regarding the modifications. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of settlement, a “fairness” hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the Company cannot accurately predict the ultimate outcome of the matter.

Starting on or about February 22, 2005, several class actions were filed against Audible and two of the Company’s executives in the United States District Court for the District of New Jersey.  The plaintiffs purport to represent a class consisting of all persons (other than Audible’s officers and directors and their affiliates) who purchased the Company’s securities between November 2, 2004 and February 15, 2005 (the "Class Period").  The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by failing to make complete and accurate disclosures concerning the Company’s future plans and prospects.  The individual defendants are also alleged to be liable under Section 20(a) of the Exchange Act.  All of the defendants are alleged to have sold stock at inflated prices during the Class Period.

In April 2005, a derivative suit was filed in the state court of New Jersey against Audible, the two executives named as individual defendants in the class actions described above, six of the Company’s outside directors, and three of the Company’s stockholders.  The derivative suit makes the same factual allegations as the class actions described above and adds allegations that the six outside directors named as defendants and/or the stockholders who nominated them sold stock at inflated prices during the Class Period.  The plaintiff in this derivative action purports to seek a recovery of the damages allegedly sustained by Audible rather than by investors who allegedly purchased securities at inflated prices.

In May 2005, the Company learned of a second derivative action which was filed during April 2005 in the United States District Court for the District of New Jersey against Audible, the two executives named as individual defendants in the class actions described above, and all seven of the Company’s outside directors. The derivative action makes the same allegations as the class actions described above and adds allegations that all of the individual defendants are responsible for an alleged failure of internal controls that resulted in the recent delay in the filing of the Company’s Form 10-K for 2004. The plaintiff in this derivative action purports to seek a recovery of the damages allegedly sustained by Audible rather than by investors who allegedly purchased securities at inflated prices.

The Company believes that all of the claims described above are without merit and intends to defend the actions vigorously. Due to the inherent uncertainties of litigation and because these actions are at a preliminary stage, the Company cannot accurately predict the ultimate outcome of these matters. It is possible that additional complaints may be filed in the future.

    On March 23, 2005, Digeo, Inc filed, but did not serve, a complaint for patent infringement in Federal District Court in the State of Washington. The Company believes the claims made in the complaint are without merit and will not have a material adverse impact on its financial position or results of operations.

(12)	Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest and Taxes

Interest paid was $1,495 and $2,188 during the three-month periods ended March 31, 2005 and March 31, 2004, respectively.

        No income taxes were paid in the three-month periods ended March 31, 2005 and 2004.

(13)	Customer Concentration

For the three months ended March 31, 2005 and March 31, 2004, Apple Computer accounted for 14.0% and 9.4% of total revenue, respectively.

As of March 31, 2005 and December 31, 2004, Apple Computer accounted for 70% and 67%, respectively, of the Company’s accounts receivable.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto appearing in our 2004 Annual Report on Form 10-K, as amended. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to our Company. We generally identify forward-looking statements using words like “believe,” “intend,” “will,” “expect,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “seek” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual results may differ significantly from the results discussed in these forward-looking statements.

Overview

Audible, Inc. is the internet’s largest, most diverse provider of premium spoken audio services for content download and playback on personal computers, CD or AudibleReady mobile listening devices. Our customers purchase and download their choice of content, and generally listen during their daily commute or while exercising, when “their eyes are busy but their minds are free.” We believe that the Audible service allows our customers to make better use of their time, allowing them to listen to books, newspapers and magazines that, due to their busy lives, they would not have the time to read, as well as to listen to time shifted radio programs on their own schedules. Our online store is located at audible.com and our main location of operations is in Wayne, New Jersey. Audible.com is also the Apple iTunes Music Store’s exclusive provider of spoken word content for digital distribution.

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

Since launching the service in 1997, over 539,000 customers in 120 countries have purchased content at audible.com. We believe our growth has been driven primarily by our strong collection of content, value to our customers by the growing trends of downloading and listening to audio on-the-go, and by the growing market for digital audio devices that securely play content from audible.com. We promote the Audible service through advertising and promotion programs, co-marketing partnerships with device manufacturers, online promotions, promotions with retailers and our customer-get-customer referral program. In addition, customers at the Apple iTunes Music Store and Amazon.com can purchase and download Audible content of their choice.

The key drivers of our business include new customer growth, the cost of acquiring a customer, our customer cancellation rate, controlling our costs and sales of Audible content through the Apple iTunes music store. Our new customer growth is a function of developing compelling advertising and promotion programs to encourage people to try the Audible service for the first time, as well as the creation of marketing partnerships that similarly encourage consumers to try our service. One of our growing sources of new AudibleListeners is via our device rebate program. Under this program, AudibleListeners that subscribe to our AudibleListener service for twelve months qualify for a $100 rebate or discount on the purchase of certain AudibleReady devices, such as an iPod. Other sources of new AudibleListeners include our “tell a friend” customer-get-customer program and our marketing efforts directed at converting á la carte purchasers to AudibleListener members. We manage customer acquisition costs by entering primarily into co-marketing deals where we pay for results, rather than advertising impressions. We believe that providing our customers with a wide range of high value content, a compelling value proposition and solid customer service minimizes our customer cancellation rate.

We plan to continue to focus on new customer growth, expanding our content selection, improving the Audible service, broadening the range of AudibleReady listening devices, broadening our range of marketing and sales partnerships, providing solid customer service, controlling our costs, pursuing our strategic initiatives of international expansion, entering the consumer and institutional learning markets, as well as facilitating wireless delivery of content to our customers.

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

Part of our marketing strategy to acquire new AudibleListeners includes retail promotions in which we pay retailers to offer discounts to consumers on their purchase of AudibleReady devices if they become AudibleListeners for twelve months. We also have retail promotions in which we purchase electronic discount certificates or gift cards from retailers and give them away to our customers when they sign up to be AudibleListeners for twelve months. Point of sale rebates, which are discounts given by a third party retailer to a customer on the purchase of a digital audio player at the point of sale of the Audible membership, are recorded as a reduction of revenue in the period the discount is given in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), or EITF 01-9. The cost of discount certificate rebates and gift cards that are given to a customer by Audible at the time the customer purchases the Audible membership, are recorded as a cost of content and services revenue in accordance with EITF 01-9. As a result, these costs, which we consider marketing, are not included in marketing expense but instead are recorded either as a reduction of revenue or as part of cost of content and services revenue as described above. Customer returns and chargebacks are also recorded as a reduction in revenue. Estimates for future returns and chargebacks are made and recorded as an allowance for returns and chargebacks at each period end.

Corporate service revenue consists of library sales and audio production services. Where applicable, we recognize corporate service revenue as services are performed after the agreement has been finalized, the price is fixed, and collectibility is reasonably assured. Collectibility is based on past transaction history and credit-worthiness of the customer.

Hardware revenue consists of sales of AudibleReady digital audio players. Most of the Company's AudibleReady digital audio devices are sold at a discount or given away when a customer signs up for a one-year commitment to an AudibleListener membership. For multiple-element arrangements in which a customer signs up for a one year membership and receives an audio player for free, revenue is recognized using the relative fair value method under EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Each separate unit of accounting is recognized as revenue at its relative fair value, where the delivered item (hardware) is limited to the non-contingent consideration, which consists of shipping and handling. The free hardware device reflects the subsidy incurred to acquire a customer with a one-year commitment to AudibleListener. For players sold separately, hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling.

    Related party revenue consists of revenue recognized in connection with our agreements with Audible Germany, France Loisirs S.A.S. and Audio Direct S.A.S., which we entered into during 2004.

Other revenue consists of revenue from a license for certain technology rights granted to a device manufacturer recognized on a straight-line basis over the term of the agreement, and commissions earned from a retail partner related to our referral of customers to purchase their digital mobile players. Such commissions are based on a percentage of the purchase price of the players and are recognized when customer purchases are made.

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

In February 2005, we launched Audible UK, which is being developed to be a spoken audio website service mirroring the U.S. company's services, but focused on the UK marketplace. Our operations in the United Kingdom will be conducted through our wholly-owned subsidiary, Audible Ltd. Audible UK commenced operations in the first quarter of 2005. As of March 31, 2005 minimal costs have been incurred, such as rent expense, office expenses, and payroll expense for the general manager. We did not recognize any revenue for Audible UK for the three-month period ended March 31, 2005.

On August 30, 2004, Audible Inc., Verlagsgruppe Random House GmbH, and Holtzbrinck networXs AG entered into a joint venture agreement to form Audible GmbH, or Audible Germany. Audible Germany has the exclusive rights to operate a German language Audible website. Under the joint venture, Random House and Holtzbrinck each contributed approximately $16,000 in exchange for each receiving a 24.5% interest in Audible Germany. We contributed approximately $34,000 in exchange for a 51% interest in Audible Germany. Following initial formation, Random House and Holtzbrinck are obligated to provide additional financing of approximately $1,490,000 each in certain installments subject to Audible Germany meeting certain milestones. As of March 31, 2005, approximately $1,980,000 in total has been funded by Random House and Holtzbrinck. In the event of liquidation of Audible Germany, this additional financing by Random House and Holtzbrinck, which accrues interest at 8% per annum, is senior in right of payment to our investment. We may, but we are not obligated to, contribute additional capital to the entity. Pursuant to a license agreement, beginning in September 2004, Audible Germany is required to pay us $30,000 per month for thirty months subject to certain conditions. The agreement also requires Audible Germany to pay us a royalty ranging from 0.5% to 3% of Audible Germany's revenue up to an annual royalty cap of the U.S. dollar equivalent of €1.5 million, subject to Audible Germany achieving certain operating margins. Audible Germany is a related party to Audible.

On September 15, 2004, Audible Inc., France Loisirs S.A.S. and Audio Direct S.A.S., a wholly-owned subsidiary of France Loisirs entered into a 24-month service and license agreement, under which France Loisirs launched in the first quarter of 2005 a French language spoken word audio service through Audio Direct. Under the agreement, we provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, France Loisirs is required to pay us a total of $1,000,000 over the term of the agreement. Commencing the first fiscal year after the business achieves positive net income, we will receive a royalty of 5% of the business's net paid revenue. Net paid revenue means net revenues for digital spoken word content after the deduction of taxes but excluding certain hardware revenue. The 5% royalty will apply until the business's net paid revenue exceeds €20 million. Once net paid revenue exceeds €20 million, we will receive a flat fee of €1 million. If net paid revenue exceeds €33.3 million, we will receive a royalty payment of €1 million, plus 3% of net paid revenue in excess of €33.3 million. An additional royalty is payable equal to one-half of the distributable pre-tax profits of the business. Audio Direct S.A.S. is a related party to Audible Inc.

 In September 2003, we entered into a four year agreement with Apple Computer, Inc. under which Audible is the Apple iTunes Music Store’s exclusive provider of spoken word content for digital distribution. Under the agreement, Apple is required to incorporate into the Apple iTunes jukebox software AudibleReady features to enable owners of personal computers and the Apple iPod to download and listen to spoken audio from audible.com. The iTunes Music Store is the only digital download music service through which we are permitted to distribute our content. We began selling content at the Apple iTunes Music Store in October 2003. Apple may convert the agreement to a non-exclusive arrangement for both us and Apple upon 120 days prior written notice, although Apple will have a continuing obligation to incorporate AudibleReady features into the Apple iPod and Apple iTunes jukebox software. Under the agreement, when the Apple iTunes Music Store sells Audible content, we receive from Apple a fixed price per content title.

As of February 6, 2004, following the conversion of all of our preferred stock, we no longer have any capital stock outstanding having special preferences or privileges.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Revenue, net:
Content and services:
Consumer content	99.5%	98.5%
Point of sale rebates	(2.8)	(1.7)
Services	0.2	0.3
Total content and services	96.9	97.1

Hardware	0.8	2.7
Related party revenue	2.1	0.0
Other	0.2	0.2
Total revenue, net	100.0	100.0

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	32.1	30.3
Discount certificate rebates	4.7	0.6
Total cost of content and services revenue	36.8	30.9

Cost of hardware revenue	2.3	7.6
Operations	14.3	16.9
Technology and development	12.6	18.5
Marketing	17.8	17.0
General and administrative	11.9	8.4
Total operating expenses	95.7	99.3

Income from operations	4.3	0.7

Other income (expense):
Interest income	3.2	0.2
Interest expense	0.0	0.0
Other income, net	3.2	0.2
Income before income tax expense	7.5	0.9

Income tax expense	(0.6)	0.0
Net income	6.9	0.9

Dividends on preferred stock	0.0	(9.1)
Charges related to conversion of convertible preferred stock	0.0	(145.8)
Total preferred stock expense	0.0	(154.9)

Net income (loss) applicable to common shareholders	6.9%	(154.0)%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

	March 31, 2005	March 31, 2004
	(unaudited)	(unaudited)	$ Change	% Change

Content and service revenue	$12,501,910	$6,576,290	$5,925,620	90.1%
Hardware revenue	103,656	181,717	($78,061)	-43.0%
Related party revenue	274,436	--	274,436	--
Other revenue	24,868	16,126	$8,742	54.2%

Royalty	4,119,268	2,033,934	2,085,334	102.5%
Direct customer rebates	601,221	39,100	562,121	1437.6%
Cost of content and service revenue	4,754,107	2,093,262	$2,660,845	127.1%
Cost of hardware revenue	301,752	518,035	($216,283)	-41.8%
Operations expense	1,847,794	1,143,247	$704,547	61.6%
Technology and development	1,616,182	1,255,132	$361,050	28.8%
Marketing	2,289,253	1,152,286	$1,136,967	98.7%
General and administrative	1,537,929	567,178	$970,751	171.2%
Other income, net	412,558	12,779	$399,779	3128.4%
Income tax expense	81,020	--	$81,020	--

Content and services revenue consists of AudibleListener membership revenue, revenue from single title sales, revenue from subscriptions, revenue from sales at the Apple iTunes music store and library revenue. We offset the cost of point of sale rebates from content and services revenue.

Content and services revenue grew during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due primarily to the growth in our customer count as well as sales at the Apple iTunes music store. We recognized approximately $1,805,000 in revenue during the three months ended March 31, 2005 from sales of Audible content at the Apple iTunes music store, compared to approximately $635,000 in the same period in 2004. Our customer count grew from approximately 344,000 as of March 31, 2004 to approximately 539,000 as of March 31, 2005. Included in these numbers are new AudibleListener memberships added during the period, which increased to approximately 55,000 new members in the 2005 period from approximately 23,000 new members in the 2004 period. The revenue growth is mainly due to new AudibleListener members, which was due to increases in marketing spending and our continued development of the various channels we use to recruit new customers. Our customer count includes all customers who have purchased Audible content at www.audible.com. Our customer count does not include customers who purchased our content at the Apple iTunes Music Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing drove the increase in our customer count.

Hardware revenue consists of revenue derived primarily from the shipping and handling charge to customers on devices that Audible provides for free to AudibleListeners who commit to a twelve month AudibleListener membership. Also included are separate sales of digital audio players to consumers and libraries.

Hardware revenue decreased during the 2005 period primarily as a result of a decrease in the shipments of digital audio devices we give away, which resulted in lower shipping and handling revenues. Under EITF No. 00-21, with these multiple-element arrangements, we recognize only shipping and handling fees as revenue for the delivery of hardware because all other consideration paid by the customer is contingent upon delivery of the content.

Related Party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany which were entered into during 2004.

Related party revenue for the three months ended March 31, 2005 included approximately $125,000 in fees earned from our agreement with France Loisirs representing the prorated amount of the straight-line recognition of $1,000,000 in fees being recognized over the 24-month term of the agreement and $9,880 in billings to Audible France Loisirs for reimbursement of certain incremental costs incurred by us in connection with the joint venture in accordance with EITF 01-14. Also included in related party revenues were $120,000 in fees earned from our agreement with Audible Germany and $19,556 in billings to Audible Germany for reimbursement of certain incremental costs incurred by us in connection with the joint venture in accordance with EITF 01-14. There was no related party revenue in the three months ended March 31, 2004.

Other revenue for the three months period ended March 31, 2005 primarily consisted of commissions earned by us for referring customers to a retail partner to purchase a digital audio device, which is recognized in the period when the purchase is completed. For the three months ended March 31, 2004, other revenue consisted of the straight-line amortization of revenue derived from technology licensing fees.

Cost of content and services revenue consists primarily of royalties incurred, discount certificate rebates, and the amortization of publisher royalty advances.

Royalties and other content charges increased primarily due to the product mix and quantity of titles sold, including sales at the Apple iTunes Music Store beginning in October 2003. Discount certificate rebates, introduced in 2004, are electronic discount certificates or gift cards given to certain AudibleListeners who commit to joining the AudibleListener program for twelve months. AudibleListener customers use these when purchasing an AudibleReady digital audio player.

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

The cost of hardware revenue decreased in the 2005 period primarily due to the decrease in the number of digital audio players given away to customers.

Operations expense consists of payroll and related expenses for content acquisition, editorial, audio conversion and customer service and credit card fees.

Operation expenses increased in the 2005 period primarily due to approximately $244,000 in higher customer service costs, approximately $164,000 in higher credit card fees, approximately $130,000 in higher personnel expenses and approximately $84,000 in higher outside services expenses. These increases were primarily related to customer and revenue growth.

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expenses in the 2005 period was primarily due to approximately $224,000 in higher consultant expenses and approximately $120,000 in higher personnel costs, offset in part by a decline of approximately $109,000 in web-hosting fees.

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners, and shipping and handling costs associated with selling digital devices.

Marketing expenses were higher in the 2005 period primarily due to approximately $746,000 in higher co-marketing and bounty payments, approximately $478,000 in higher advertising and promotional expenses and approximately $134,000 in higher personnel expenses. This increase was offset in part by the absence during the 2005 period of approximately $267,000 in warrant charges incurred during the 2004 period. As we continue to obtain new customers through our marketing partners, these expenses will continue to grow.

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The increase in general and administrative expense in the 2005 period was primarily due to approximately $503,000 in increased audit and related fees, which included fees related to Sarbanes-Oxley compliance activities, approximately $114,000 in increased personnel expenses, approximately $77,000 in increased legal fees, approximately $64,000 in increased other professional fees, approximately $42,000 in increased consulting expenses and approximately $38,000 in expenses related to the start up of our Audible UK subsidiary.

Other Income, net consists of interest income and interest expense. The increase in other income, net was mainly due to interest earned on the investment of funds in short-term investments, which consisted of governmental agency notes and mortgage-backed securities. We had no such investments as of March 31, 2004.

We have recorded a provision for current income tax expense of approximately $81,000 for the three-month period ended March 31, 2005. This expense is based upon our estimated 2005 effective tax rate of approximately 8%. The estimated effective rate includes both our estimated federal and state income tax expense and assumes the use of available net operating loss carryforwards. Future use of previous loss carryforwards may be affected by the Tax Reform Act of 1986 which imposes limitations on our use of net operating loss carryforwards because certain stock ownership changes have occurred. There was no income tax expense recorded in 2004.

Factors Affecting Operating Results

We have only a limited operating history with which to evaluate our business and prospects. Our limited operating history and the emerging nature of the market for internet-delivered audio content makes predicting our future operating results difficult. In addition, while we commenced operations in 1997, our prospects nonetheless should be considered in light of the risks and uncertainties encountered by companies in the early stages of development in new and rapidly evolving markets, specifically the rapidly evolving market for delivery of audio content over the internet. These risks include our ability to:

•	Acquire and retain customers;
•	Sell Audible content through the Apple iTunes Music Store;
•	Control customer acquisition and other costs;
•	Minimize customer cancellation rates;
•	Build awareness and acceptance of audible.com, the AudibleReady format and AudibleReady devices;
•	Extend existing and acquire new content provider relationships;
•	Compete against other companies that provide services similar to ours; and
•	Generate cash from operations and/or raise additional capital.

If we fail to manage these risks successfully, it would materially and adversely affect our financial performance.

We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in marketing, content acquisition and operations.

As of March 31, 2005, we were not a party to any derivative financial instruments or other financial instruments or hedging investments that expose us to material market risk. We currently do not plan to enter into any derivative instruments or engage in any hedging activities.

We have incurred significant losses since inception and as of March 31, 2005, we had an accumulated deficit of $129,171,359.

Our operating results have varied on a quarterly basis during our operating history and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may affect our operating results include but are not limited to: (1) the demand for the Audible service; (2) sales of Audible content through the Apple iTunes Music Store; (3) the availability of premium audio content; (4) sales and consumer usage of AudibleReady devices; (5) our ability to acquire new customers; (6) our ability to retain existing customers; (7) the introduction of new products or services by a competitor; (8) the cost and availability of acquiring sufficient website capacity to meet our customers' needs; (9) technical difficulties with our computer system or the internet or system downtime; (10) the cost of acquiring audio content; (11) the amount and timing of capital expenditures and other costs relating to the expansion of our international operations; (12) successful introduction of the Audible service in the UK; (13) continuous management and compliance with Sarbanes-Oxley requirements; and (14) general economic conditions and economic conditions specific to electronic commerce and online media. In the past, we experienced fluctuations in demand for the Audible service based on the level of marketing expenditures, the occurrence of external publicity and the quality of our software and website. Any one of these factors could cause our revenue and operating results to vary significantly in the future. In addition, as a strategic response to changes in the competitive environment, we may from time to time make pricing, service or marketing decisions that could cause significant declines in our quarterly revenue.

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

Liquidity and Capital Resources

From inception through the date prior to our initial public offering, we financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from the sales of redeemable convertible stock and warrants prior to our initial public offering were approximately $28,719,000. In July 1999, we completed our initial public offering and received net proceeds of approximately $36,856,000. From the time of our IPO we have raised approximately $15,860,000 in net proceeds through the private sale of shares of our convertible stock (all of which were subsequently converted to common stock), approximately $4,186,000 in net proceeds through the private sales of our common stock, approximately $2,404,000 in net proceeds through the exercise of common stock options and approximately $1,567,000 in net proceeds through the exercise of common stock warrants. In November 2004, we completed a public offering of our common stock resulting in net proceeds to us of approximately $46,457,000.

As of March 31, 2005, our cash and cash equivalents balance was approximately $9,840,000. In addition, as of March 31, 2005 we had approximately $55,403,000 in short-term investments which we intend to hold until maturity. Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance and short-term investment balance as of March 31, 2005 will enable us to meet our anticipated cash requirements for operations and capital expenditures for the foreseeable future. Beyond that, we may need additional cash to fund our business and finance our continued growth. We cannot assure you that such additional financing, if needed, will be available on terms favorable to us or our stockholders, if at all.

Cash Requirements

At March 31, 2005 our principal source of liquidity was approximately $9,840,000 in cash and cash equivalents and $55,403,000 in short-term investments.

The following table shows future cash payments due under our commitments and obligations as of March 31, 2005:

Year	Operating Leases	Royalty Obligations (1)	Inventory Purchase	Service Agreements	Total
2005	$380,838	$189,250	$93,880	$646,888	$1,310,856
2006	522,271	44,380	—	719,184	1,285,835
2007	539,116	—	—	544,320	1,083,436
2008	539,116	—	—	—	539,116
Total	$1,981,341	$233,630	$93,880	$1,910,392	$4,219,243

(1) Reflected in the current and non-current liabilities respectively, on the accompanying March 31, 2005 condensed consolidated Balance Sheet.

Sources and Uses of Cash

Net cash provided by operating activities for the three months ended March 31, 2005 was approximately $3,503,000. This was primarily attributable to our net income, and increases in accounts payable, accrued expenses, accrued compensation, and deferred revenue, offset in part by an increase in accounts receivable, accounts receivable from related parties and accretion of discounts on short-term investments. Net cash provided by operating activities for the three months ended March 31, 2004 was approximately $472,000. This was primarily attributable to our net income, services rendered for common stock and warrants, increased accounts payable, and depreciation and amortization, offset in part by an increase in accounts receivable and inventory and a decrease in royalty obligations

Net cash used in investing activities for the three months ended March 31, 2005 was approximately $7,179,000. This was attributable to additional purchases of property and equipment of approximately $462,000 and net short-term investing activity of approximately $6.7 million. Net cash used in investing activities for the three months ended March 31, 2004 was approximately $124,500, attributable to purchases of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2005 and 2004 was approximately $218,000 and $194,000, respectively, resulting primarily from proceeds from the exercise of common stock options and common stock warrants offset by principal payments made on capital lease obligations.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151, amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS No. 151 is effective for us beginning on September 1, 2005 and is not expected to have a significant impact on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, which addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective beginning after June 15, 2005 and is not expected to have a significant impact on our financial statements.

 In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting For Stock Issued To Employees, and amends SFAS No. 95, Statements Of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated Statement of Operations based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective, for us, beginning January 1, 2006. We have not yet completed our evaluation but we expect the adoption to have a material effect on our financial statements.

ITEM 3.   Qualitative and Quantitative Disclosures about Market Risk

None

ITEM 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company has in place effective controls and procedures designed to ensure that information required to be disclosed by the Company in the report it files or submits under the Securities Exchange Act and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

The following changes to our internal control over financial reporting were made in the first quarter of 2005:

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

ITEM 1. Legal Proceedings.

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

In June 2004, an agreement of settlem ent was submitted to the court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. The parties are directed to report back to the court regarding the modifications. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of settlement, a “fairness” hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

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

In April 2005, a derivative suit was filed in the state court of New Jersey against Audible, the two executives named as individual defendants in the class actions described above, six of our outside directors, and three of our stockholders.  The derivative suit makes the same factual allegations as the class actions described above and adds allegations that the six outside directors named as defendants and/or the stockholders who nominated them sold stock at inflated prices during the Class Period.  The plaintiff in this derivative action purports to seek a recovery of the damages allegedly sustained by Audible rather than by investors who allegedly purchased securities at inflated prices.

In May 2005, we learned of a second derivative action which was filed during April 2005 in the United States District Court for the District of New Jersey against Audible, the two executives named as individual defendants in the class actions described above, and all seven of our outside directors. The derivative action makes the same allegations as the class actions described above and adds allegations that all of the individual defendants are responsible for an alleged failure of internal controls that resulted in the recent delay in the filing of our Form 10-K for 2004. The plaintiff in this derivative action purports to seek a recovery of the damages allegedly sustained by Audible rather than by investors who allegedly purchased securities at inflated prices.

We believe that all of the claims described above are without merit and intend to defend the actions vigorously. Due to the inherent uncertainties of litigation and because these actions are at a preliminary stage, we cannot accurately predict the ultimate outcome of these matters. It is possible that additional complaints may be filed in the future.

On March 23, 2005, Digeo, Inc filed, but did not serve, a complaint for patent infringement in Federal District Court in the State of Washington. We believe the claims made in the complaint are without merit and will not have a material adverse impact on our financial position or results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Audible
3.1.2***	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Audible
3.2*	Amended and Restated Bylaws of Audible
3.3!	Certificate of Retirement dated March 12, 2004
10.1+*	License Agreement dated November 4, 1998, by and between Microsoft Corporation and Audible
10.2+*	Digital Rights Management Agreement dated November 4, 1998, between Microsoft Corporation and Audible
10.3+*	Development Agreement dated November 12, 1998, by and between RealNetworks, Inc. and Audible
10.4*	RealMedia Architecture Partner Program Internet Agreement dated November 12, 1998, between RealNetworks, Inc. and Audible
10.15*	1999 Stock Incentive Plan
10.19*	Office lease dated June 20, 1997, by and between Audible, Inc., as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in-common, as landlord
10.20*	Sublease Agreement dated July 19, 1996, by and between Audible, Inc., as sublessee, and Painewebber Incorporated, as sublessor
10.26*	Employment Offer Letter from Audible, Inc. to Andrew Kaplan dated May 25, 1999

10.28**	Warrant Agreement to purchase 10,000 Shares of common stock at a price of $7.65 per share, dated October 8, 1999, issued by Audible, Inc. to National Public Radio, Inc.
10.29*	Common stock Purchase Warrant, W-1, issued June 17, 1999, to Robin Williams
10.30*	Common stock Purchase Warrant, W-2, issued June 17, 1999, to Robin Williams
10.30.1##	Amendment No. 1 to common stock Purchase Warrant, W-2, issued January 25, 2001, to Robin Williams (relating to Exhibit 10.30)
10.32++#	Co-Branding, Marketing and Distribution Agreement dated January 30, 2000 by and between Audible, Inc. and Amazon.com Commerce Services, Inc.
10.34++##	Amendment No. 1 to Co-Branding, Marketing and Distribution Agreement dated as of January 24, 2001 by and between Amazon.com Commerce Services, Inc. and Audible, Inc. (relating to Exhibit 10.32)
10.36***
Registration Rights Agreement dated January 25, 2002 by and between Audible, Inc., Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.

10.38>	Series C Convertible Preferred Stock Purchase Agreement by and between Audible, Inc. and the investor parties thereto dated as of August 1, 2003.
10.39>	Series A Investor Rights Agreement.
10.40!	Series A Settlement Agreement by and between Audible, Inc. and investor parties thereto dated February 6, 2004.
10.41!	Form of common stock warrant issued by Audible, Inc. to investor parties in connection with the Series A Settlement Agreement dated February 6, 2004.
10.43++@	License and Services Agreement by and between Audible, Inc., and Audible GmBH dated August 30, 2004.
10.44++@	Master Alliance Agreement by and between Audible, Inc., France Loisirs S.A.S. and Audio Direct S.A.S. dated September 15, 2004.
10.45@	Articles of Association of Audible GmBH.
10.46++!!	Digital Download sales agreement with Apple Computer, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-76985

**	Incorporated by reference from the Company's 10-K/A for the period ended December 31, 1999

***	Incorporated by reference from the Company's 10-K for the fiscal year ended December 31, 2001

#	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2000.

##	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended June 30, 2001.

>	Incorporated by reference from the Company's Form 8-K filed on August 5, 2003.

!	Incorporated by reference from the Company's 10-K for the fiscal year ended December 31, 2003.

@	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2004.

!!	Incorporate by reference from the Company’s 10-K/A for the fiscal year ended December 31, 2004.

^	Executive Compensation Plans and Arrangements.

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

AUDIBLE, INC.

By:	/s/ Andrew P Kaplan
Name:	Andrew P. Kaplan
Title: Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Dated: May 9, 2005