Form 10-Q
period 2005-06-30
AUDIBLE INC
filed 2005-08-09
CIK 1077926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Yes ☒ No ☐

As of August 5, 2005, 24,285,827 shares of the registrant’s common stock were outstanding.

AUDIBLE, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1.    Financial Statements
AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,887,470	$13,296,006
Short-term investments	55,661,433	48,386,399
Interest receivable on short-term investments	152,385	76,151
Accounts receivable, net of allowance for returns and chargebacks of $22,500 and $14,600 at June 30, 2005 and December 31, 2004, respectively	1,476,983	786,987
Accounts receivable - related parties	45,928	87,625
Royalty advances	396,284	140,634
Prepaid expenses and other current assets	929,531	665,984
Inventory	150,724	394,109
Total current assets	69,700,738	63,833,895

Property and equipment, net	2,258,280	919,090
Other assets	30,965	20,805
Total assets	$71,989,983	$64,773,790

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,474,335	$850,906
Accrued expenses	6,391,187	3,628,556
Royalty obligations	262,400	150,800
Accrued compensation	721,379	448,156
Capital lease obligations	--	120,795
Deferred revenue	2,758,624	2,445,868
Total current liabilities	11,607,925	7,645,081

Royalty obligations - non-current	156,230	38,000
Deferred revenue - non-current	200,000	--

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01, 40,000,000 shares authorized, 24,280,161 and 24,169,775 shares issued at June 30, 2005 and December 31, 2004, respectively	242,802	241,697
Additional paid-in capital	190,827,390	187,248,675
Deferred compensation	(2,714,433)	(154,173)
Accumulated other comprehensive income	17,559	--
Treasury stock at cost, none and 229,741 shares of common stock at June 30, 2005 and December 31, 2004, respectively	--	(184,740)
Accumulated deficit	(128,347,490)	(130,060,750)
Total stockholders’ equity	60,025,828	57,090,709
Total liabilities and stockholders’ equity	$71,989,983	$64,773,790

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue, net:
Content and services:
Consumer content	$15,158,600	$7,938,062	$27,996,641	$14,613,500
Point of sale rebates	(231,235)	(67,755)	(586,810)	(184,005)
Services	20,890	12,901	40,334	30,003
Total content and services	14,948,255	7,883,208	27,450,165	14,459,498
Hardware	86,239	162,749	189,895	344,466
Related party revenue	259,095	--	533,531	--
Other	3,866	16,131	28,734	32,257
Total revenue, net	15,297,455	8,062,088	28,202,325	14,836,221

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	5,481,908	2,600,606	9,634,794	4,654,768
Discount certificate rebates	362,510	305,235	963,731	344,335
Total cost of content and services revenue	5,844,418	2,905,841	10,598,525	4,999,103
Cost of hardware revenue	317,954	613,568	619,706	1,131,603
Operations	2,278,587	1,196,685	4,126,381	2,339,932
Technology and development	1,830,576	1,280,970	3,446,757	2,536,102
Marketing	2,905,203	999,711	5,194,456	2,151,997
General and administrative	1,686,289	840,537	3,224,219	1,407,715
Total operating expenses	14,863,027	7,837,312	27,210,044	14,566,452

Income from operations	434,428	224,776	992,281	269,769

Other income (expense):
Interest income	456,271	44,688	870,324	59,655
Interest expense	--	(14,090)	(1,495)	(16,278)
Other income, net	456,271	30,598	868,829	43,377
Income before income tax expense	890,699	255,374	1,861,110	313,146

Income tax expense	(66,830)	(18,789)	(147,850)	(18,789)
Net income	823,869	236,585	1,713,260	294,357

Dividends on preferred stock	--	--	--	(614,116)
Charges related to conversion of convertible preferred stock	--	--	--	(9,873,394)
Total preferred stock expense	--	--	--	(10,487,510)
Net income (loss) applicable to common shareholders	$823,869	$236,585	$1,713,260	$(10,193,153)

Basic net income (loss) applicable to common shareholders per common share	$0.03	$0.01	$0.07	$(0.51)
Diluted net income (loss) applicable to common shareholders per common share	$0.03	$0.01	$0.07	$(0.51)

Basic weighted average common shares outstanding	24,169,396	21,238,711	24,089,237	19,936,969
Diluted weighted average common shares outstanding	25,987,000	23,620,502	26,052,104	19,936,969

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,713,260	$294,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	377,191	255,426
Services rendered for common stock and warrants	--	432,328
Non-cash compensation charge	172,433	55,426
Deferred cash compensation	--	(58,750)
Accretion of discounts on short-term investments	(626,419)	--
Income tax benefit from exercise of stock options	147,301	--
Changes in assets and liabilities:
Interest receivable on short-term investments	(76,235)	--
Accounts receivable, net	(690,055)	(197,343)
Accounts receivable, related parties	41,696	--
Royalty advances	(255,650)	58,538
Prepaid expenses and other current assets	(264,222)	(337,620)
Inventory	243,385	(102,996)
Other assets	(10,603)	397,719
Accounts payable	626,712	(36,425)
Accrued expenses	2,762,600	589,545
Royalty obligations	229,830	(127,500)
Accrued compensation	275,101	57,950
Deferred revenue	512,823	198,318
Net cash provided by operating activities	5,179,148	1,478,973

Cash flows from investing activities:
Purchases of property and equipment	(1,716,955)	(237,811)
Purchases of short-term investments	(32,648,615)	--
Proceeds from maturity of short-term investments	26,000,000	--
Net cash used in investing activities	(8,365,570)	(237,811)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	294,500	27,500
Proceeds from exercise of common stock options	590,067	328,433
Principal payments made on obligations under capital leases	(120,795)	(318,565)
Payments received on notes due from stockholders for common stock	--	58,750
Net cash provided by financing activities	763,772	96,118

Effect of exchange rate changes on cash and cash equivalents	14,114	--

(Decrease) increase in cash and cash equivalents	(2,408,536)	1,337,280
Cash and cash equivalents at beginning of period	13,296,006	9,074,987
Cash and cash equivalents at end of period	$10,887,470	$10,412,267

See Note 13 for supplemental disclosure of cash flow information.

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Description of Business and Business Conditions

The Business

Audible, Inc. and subsidiary (the “Company”) incorporated on November 3, 1995, was formed to create the Audible service, a solution delivering premium digital spoken audio content from its website, audible.com, over the internet for playback on personal computers and mobile devices. The Company commenced commercial operations in October 1997.

For the three and six month periods ended June 30, 2005, the Company reported net income of $823,869 and $1,713,260, respectively. However due to prior losses since its inception, the Company has an accumulated deficit of $128,347,490 as of June 30, 2005. The Company’s cash and cash equivalent balance as of June 30, 2005 is $10,887,470. In addition, the Company has short-term investments of $55,661,433. The Company believes that its cash and cash equivalents and short-term investments will enable it to meet its anticipated future cash requirements for operations and capital expenditures for the foreseeable future.

The Company may, in the future, need to raise additional funds to finance its continued growth. No assurance can be given that such additional financing, if needed, will be available on terms favorable to the Company or to its stockholders, if at all.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

Commencing in the first quarter of 2005, the Company began its international operations in the United Kingdom, as Audible Limited (“Audible UK”). Audible UK is a wholly-owned subsidiary of Audible, Inc. and is therefore consolidated as of the end of each reporting period. The accompanying unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2005 include the accounts of Audible, Inc. and Audible UK. All inter-company transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with U.S. generally accepted accounting principles. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, from the Company’s Annual Report on Form 10-K, as amended.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consisted primarily of money market funds and notes due from governmental agencies. Cash consists of funds held in the Company’s checking account.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Cash

The Company had restricted cash deposits being held as a reserve by the Company’s credit card processors. The Company has switched credit card processors and has since been refunded the full amount in the second quarter of 2005. These restricted cash deposits at June 30, 2005 and December 31, 2004 were $0 and $5,000, respectively, and are included in Other Assets on the accompanying condensed consolidated Balance Sheets.

Short-Term Investments

Investments purchased with a maturity of more than three months, and less than twelve months, are classified as short-term investments. The Company's short-term investments, as of June 30, 2005 and December 31, 2004, of $55,661,433 and $48,386,399, respectively, consisted of governmental agency notes and mortgage-backed securities that are to be held to maturity because the Company has the positive intent and ability to hold these securities to maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Dividend and interest income are recognized when earned. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. A decline in the market value of held-to-maturity security below that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intends to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in the value subsequent to year-end, and forecasted performance of the investee.

The amortized cost, gross unrealized holding losses and the fair value of held-to-maturity debt securities at June 30, 2005 was $55,661,433, $50,224 and $55,611,209, respectively.

All of the debt securities classified as held-to-maturity mature before June 30, 2006.

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

The amount of the allowance that was recorded as a reduction of accounts receivable as of June 30, 2005 and December 31, 2004 was $22,500 and $14,600, respectively. The amount of the allowance reflected in the accrued liability was $285,745 and $168,584 at June 30, 2005 and December 31, 2004, respectively.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method. Inventory consists of digital audio players manufactured by third parties.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property and Equipment

Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which are three years for computer server, website equipment, and software license, and two years for office furniture and equipment, and studio equipment.

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

Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, accounts receivable from related parties, accounts payable, accounts payable from related parties and accrued expenses. At June 30, 2005 and December 31, 2004, the fair values of these financial instruments approximated their carrying values due to the short-term nature of these instruments.

Foreign Currency Translation

In accordance with the provision of Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, the Company’s UK subsidiary, whose functional currency is the British Pound, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues, costs and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of Audible UK’s financial statements are accumulated and charged directly to accumulated other comprehensive income, a component of stockholders’ equity.

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Hardware Revenue

Hardware revenue consists of sales of AudibleReady digital audio players. Most of the Company’s AudibleReady digital audio devices are sold at a discount or given away when a customer commits to an AudibleListener membership. For multiple-element arrangements in which a customer signs up for a one year membership and receives an audio player for free, revenue is recognized using the relative fair value method under EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Each separate unit of accounting is recognized as revenue at its relative fair value, where the delivered item (hardware) is limited to the non-contingent consideration, which consists of shipping and handling. The free hardware device reflects the subsidy incurred to acquire an AudibleListener member. For players sold separately, hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling.

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

Other Revenue

Other revenue for the three and six months ended June 30, 2004, included revenue from a license granted for certain technology rights to a device manufacturer which was recognized on a straight-line basis over the term of the agreement which expired in June 2004. Other revenue for the three and six months ended June 30, 2005 included revenue from commissions earned by the Company for referring customers to a retail partner to purchase a digital audio device, which is recognized in the period when the purchase is completed.

Shipping and Handling Costs

Shipping and handling costs, which consist of costs and fees associated with warehousing, fulfillment, and shipment of digital audio devices to customers, are recorded as a component of marketing expense in the condensed consolidated Statements of Operations. These costs totaled $75,133 and $111,354, for the three months ended June 30, 2005 and 2004, respectively, and $161,650 and $209,797 for the six months ended June 30, 2005 and 2004, respectively.

Cost of Content and Services Revenue

Cost of content and services revenue includes earned royalties on sales of content as specified by the terms of the content agreements, periodic net realizable value adjustments to royalty advances, amortization of warrants issued to content providers in connection with content agreements, other non-recoupable content costs, and discount certificate rebates. Royalty expense for sales of content is either paid based upon a percentage of revenue or as a fixed price per title as per the royalty agreement. In certain cases, the cost per title may differ depending upon whether the title is sold as part of the AudibleListener membership or sold as an a la carte sale. Cost of content and services revenue also includes the amounts due to Audible Germany and France Loisirs for the gross margin on sales made through the Apple iTunes Music Store in each respective country.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. These costs are included in marketing expense in the accompanying condensed consolidated Statements of Operations and totaled $808,627 and $277,019 for the three months ended June 30, 2005 and 2004, respectively, and $1,401,397 and $545,568 for the six months ended June 30, 2005 and 2004, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method of SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period in which the tax change occurs. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits, which are more likely than not, not going to be realized.

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

For the three and six month periods ended June 30, 2005, diluted net income applicable to common shareholders per common share is computed by dividing net income applicable to common stockholders by the diluted weighted average common shares outstanding. For the three month period ended June 30, 2004, diluted net income applicable to common shareholders per common share is computed by dividing net income applicable to common shareholders by the diluted weighted average common shares outstanding. For the six month period ended June 30, 2004, diluted net loss applicable to common shareholders per common share is equal to basic net loss applicable to common shareholders per common share, since all potential common stock was anti-dilutive.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The reconciliation of weighted average basic common shares outstanding to weighted average diluted common shares outstanding is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	24,169,396	21,238,711	24,089,237	19,936,969
Effect of dilutive potential common shares:
Stock options	1,600,944	2,063,465	1,698,009	--
Warrants	210,549	318,326	260,945	--
Restricted stock	6,111	--	3,913	--
Diluted weighted average common shares outstanding	25,987,000	23,620,502	26,052,104	19,936,969

For the three and six month periods ended June 30, 2005, warrants and stock options with exercise prices greater than the average market price of the common stock in the period were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the three month period ended June 30, 2004, warrants and stock options with exercise prices greater than the average market price of the common stock in the period were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the six month period ended June 30, 2004, all potential common shares have been excluded from the diluted calculation because the Company was in a net loss position, and their inclusion would have been anti-dilutive.

The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Stock options	553,092	420,431	455,518	3,152,883
Warrants	627,110	636,952	528,822	1,055,439

Stock-Based Compensation

SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123, (“SFAS No. 148”), amended FASB Statement No. 123, Accounting for Stock-based Compensation, (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”), provided it discloses the effect of SFAS No. 123, as amended by SFAS No. 148, in the footnotes to the financial statements. Until the adoption of SFAS No. 123(R), Share-Based Payment, which becomes effective for the Company in January 2006, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s 1999 Stock Incentive Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock-based awards to employees. For options granted to new Audible employees as part of their compensation package, the exercise price is determined by the closing price of Audible’s common stock on the day immediately preceding each employee’s start date. For the majority of additional option grants made to existing employees, the exercise price is determined based on the closing price of the day immediately preceding the grant date. The majority of the options granted vest over a fifty-month period and expire ten years from the date of the grant.

      The Plan originally permitted up to 3,000,000 common stock shares to be issued under the plan. In September 2003, at the annual meeting of stockholders, the stockholders approved an amendment to the plan increasing the number of authorized common shares available for issuance under the plan to 4,200,000 shares. In June 2005, at the annual stockholders meeting, the stockholders approved an amendment to the plan increasing the number of authorized common shares available for issuance under the plan to 5,700,000 shares. As of June 30, 2005 and 2004, options to purchase 2,660,781 and 3,152,883, respectively, shares of common stock were outstanding. As of June 30, 2005 and 2004, 146,500 and zero, respectively, of restricted share awards had been granted.

Compensation expense, if any, based on the intrinsic value method is recognized on a straight-line basis over the vesting term. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS No. 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income (loss) applicable to common shareholders and net income (loss) applicable to common shareholders per common share would have changed to the pro forma amounts indicated in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common shareholders as reported	$823,869	$236,585	$1,713,260	$(10,193,153)

Add: Total stock-based employee compensation cost
included in reported net income (loss) applicable to
common shareholders (based on intrinsic value method)	135,091	21,313	172,433	55,426

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(740,754)	(908,378)	(1,273,277)	(1,749,428)

Pro-forma net income (loss) applicable to common shareholders	$218,206	$(650,480)	$612,416	$(11,887,155)
Basic net income (loss) applicable to common shareholders per common share:
As reported	$0.03	$0.01	$0.07	$(0.51)
Pro forma	$0.01	$(0.03)	$0.03	$(0.60)

Diluted net income (loss) applicable to common shareholders per common share:
As reported	$0.03	$0.01	$0.07	$(0.51)
Pro forma	$0.01	$(0.03)	$0.02	$(0.60)

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has used the Black-Scholes option pricing model in calculating the fair value of options. The assumptions used and the weighted-average information for the three and six months ended June 30, 2005 and 2004, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Risk-free interest rate	3.70%	3.66%	3.70%	3.66%
Expected dividend yield	--	--	--	--
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	116.3%	121%	118.8%	122%

Restricted Stock

During the three and six months ended June 30, 2005, the Company granted awards to receive 118,500 and 146,500 restricted shares, respectively, to employees under the Plan. The restricted shares either cliff-vest or vest periodically between three months to forty-eight months after the grant date. The fair value of the restricted stock on the grant date, as determined by the closing price of Audible’s stock on the day immediately preceding the grant date, is recorded as deferred compensation, a component of stockholders’ equity, and is amortized as compensation expense straight-line over the vesting term of the restricted stock award. When employees who have these restricted stock awards leave the Company prior to vesting, the remaining un-expensed deferred compensation is reversed against additional paid-in-capital, and the previously recognized compensation expense is reversed against additional paid-in-capital since the awards are not vested. Total non-cash compensation expense relating to the amortization of restricted shares was $115,204 and $0 during the three month periods ended June 30, 2005 and 2004, respectively, and $138,199 and $0 during the six month periods ended June 30, 2005 and 2004, respectively. Actual shares under these awards are not issued until vesting is complete.

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On June 3, 2004, the Board approved a reverse stock split at a ratio of one for three shares effective June 17, 2004. On the effective date, each holder of record was deemed to hold one share of common stock for every three shares of common stock held immediately prior to the effective date. The 64,480,245 common shares then issued and outstanding were converted into 21,493,415 shares of common stock. Following the effective date of the reverse stock split, the par value of the common stock remained at $.01 per share.

All share numbers and amounts have been retroactively restated for all periods presented to reflect the one for three reverse stock split.

(3) Property and Equipment

Property and equipment consists of the following:

	June 30, 2005	December 31, 2004

Studio equipment	$636,271	$549,359
Computer server and website equipment	5,204,067	4,567,189
Third party software	439,942	--
Office furniture and equipment	1,329,498	850,750
Leasehold improvements	929,533	827,317
Equipment in process	--	28,384
Total property and equipment	8,539,311	6,822,999
Less: accumulated depreciation and amortization	(6,281,031)	(5,903,909)
Total property and equipment, net	$2,258,280	$919,090

    Depreciation and amortization expense on property and equipment totaled $237,684 and $144,900, during the three month periods ended June 30, 2005 and 2004, respectively and $377,191 and $255,426 during the six month periods ended June 30, 2005 and 2004, respectively.

At June 30, 2005 and December 31, 2004, respectively, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases were as follows:

	June 30, 2005	December 31, 2004
Computer server and website equipment	$743,302	$743,302
Less: accumulated amortization	(313,367)	(189,483)
Total computer server and website equipment, net	$429,935	$553,819

(4) Accrued Expenses

The components of the accrued expenses balance are as follows:

	June 30, 2005	December 31, 2004

Royalties	$3,943,228	$1,882,039
Professional fees	547,700	346,000
Revenue sharing and bounty payments	540,740	304,718
Retail rebates and discounts	384,785	461,182
Refunds and chargebacks	285,745	168,584
Marketing	281,031	274,631
Other accrued expenses	407,958	191,402
Total accrued expenses	$6,391,187	$3,628,556

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Stockholders' Equity

The following is a summary of the consolidated Stockholders’ Equity activity for the six months ended June 30, 2005:

	Common Stock		Treasury Stock
	Shares	Par value	Shares	Cost	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity

Balance at December 31, 2004	24,169,775	$241,697	(229,741)	$(184,740)	$187,248,675	$(154,173)	-	$(130,060,750)	$57,090,709

Cashless exercise of common stock warrants	13,790	138			(138)				-
Exercise of warrants	116,666	1,167			293,333				294,500
Exercise of options	209,672	2,097			587,970				590,067
Reversal of compensation charge					(8,492)	8,492			-
Issuance of restricted stock awards					2,471,685	(2,471,685)			-
Issuance of options below fair value					269,500	(269,500)
Non-cash compensation charge - restricted stock						138,199			138,199
Non-cash compensation charge - options						34,234			34,234
Retirement of treasury stock	(229,741)	(2,297)	229,741	184,740	(182,443)				-
Income tax benefit from stock options exercised					147,300				147,300
Foreign currency translation adjustment							17,559		17,559
Net income					-			1,713,260	1,713,260

Balance at June 30, 2005	24,280,161	$242,802	-	-	$190,827,390	$(2,714,433)	$17,559	$(128,347,490)	$60,025,828

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock

On February 6, 2004, in connection with the conversion of the outstanding Series A Preferred Stock (“Series A”), the Company issued 5,836,013 shares of common stock to Apax Partners (“Apax”). The Series A conversion was the result of a negotiated agreement under which, in addition to the 4,669,347 shares of common stock issuable upon conversion of the outstanding Series A shares in accordance with the terms of conversion, the Company issued to Apax 1,166,666 common shares of common stock and warrants to purchase 333,333 shares of common stock. Of the additional 1,166,666 shares issued, 389,863 shares were issued in payment of cumulative accrued dividends at the date of conversion, and 776,803 shares together with the warrants to purchase 333,333 shares were issued as an inducement to Apax to convert its Series A shares. The warrants are exercisable at $21.00 per share and expire on February 5, 2011. The fair value of the 776,803 shares of common stock and the warrants to purchase 333,333 shares of $9,873,394 was recorded as a charge to the net loss applicable to common shareholders in the condensed consolidated Statement of Operations for the six months ended June 30, 2004.

On February 6, 2004, the Company issued 416,666 shares of common stock to Random House upon conversion of its outstanding Series B Preferred Stock (“Series B”) in accordance with the original terms of conversion.

On November 17, 2004 the Company issued 2,022,500 shares of common stock in connection with a secondary public offering at a price of $24.50 per share. Net proceeds received by the Company were $46,456,593, net of direct costs.

As of June 30, 2005 and December 31, 2004, the Company had issued 24,280,161 and 24,169,775 respectively, shares of common stock. As of June 30, 2005 and December 31, 2004, the Company had 3,706,017 and 3,635,660, respectively, shares of common stock reserved for common stock warrants, options and restricted stock.

Employee Stock-Based Compensation

The Company has on occasion issued options to purchase shares of common stock to employees at a price less than the fair value of the stock at the time of issuance. The difference between the fair value on grant date and the exercise price of options issued is recorded as deferred compensation, a component of stockholders’ equity, and is amortized as compensation expense straight-line over the vesting term of the option. When employees who have these options leave the Company, the remaining un-expensed deferred compensation is reversed against additional paid-in-capital. During the three month periods ended June 30, 2005 and 2004, $19,887 and $21,313, respectively, and $34,234 and $55,426 during the six month periods ended June 30, 2005 and 2004, respectively, of compensation expense was recognized, related to these transactions

Restricted Stock

During the three and six months ended June 30, 2005, the Company granted awards to receive 118,500 and 146,500, respectively, restricted shares to employees under the Plan. The restricted shares either cliff-vest or vest periodically between three months to forty-eight months after the grant date. The fair value of the restricted stock on the grant date, as determined by the closing price of Audible’s stock on the day immediately preceding the grant date, is recorded as deferred compensation, a component of stockholders’ equity, and is amortized as compensation expense straight-line over the vesting term of the restricted stock award. When employees who have these restricted stock awards leave the Company prior to vesting, the remaining un-expensed deferred compensation is reversed against additional paid-in-capital, and the previously recognized compensation expense is reversed against additional paid-in-capital since the awards are not vested. Total non-cash compensation expense relating to the amortization of restricted shares was $115,204 and $0 during the three month periods ended June 30, 2005 and 2004, respectively, and $138,199 and $0 during the six month periods ended June 30, 2005 and 2004, respectively. Actual shares under these awards are not issued until vesting is complete.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrants

The Company frequently issues common stock warrants to third parties in exchange for services. The fair values of warrants issued in exchange for services are determined in accordance with EITF Issue No. 96-18 and are recognized as an expense under fixed plan or variable accounting using the Black-Scholes pricing model depending on the terms of the agreements over the periods in which services are being performed. The assumptions used in the Black-Scholes pricing model to calculate fair values, including risk-free interest rate and volatility, were determined using available information on the measurement date. Expected dividend yield of zero was used for all calculations. For the three and six month periods ended June 30, 2004, $0 and $267,171 was recognized as expense related to warrants. No expense related to warrants was recognized during the three and six months ended June 30,2005.

Treasury Stock

During the February 8, 2005 Board of Directors meeting, the Board voted that all 229,741shares of common stock held as treasury shares by the Company were to be retired, and the Company subsequently legally retired the treasury stock. Consequently, as of June 30, 2005 and December 31, 2004 the Company held zero and 229,741, respectively, shares of common stock as treasury stock.

Comprehensive Income

The following table sets forth comprehensive income for the periods indicated:
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$823,869	$236,585	$1,713,260	$(10,193,153)
Other comprehensive income:
Foreign currency translation adjustment	17,007	--	17,559	--
Comprehensive income (loss)	$840,876	$236,585	$1,730,819	$(10,193,153)

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of the Series B stock issued was determined in accordance with EITF Issue No. 01-1, Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash. Accordingly, using the measurement date of March 26, 2002, the fair value of the Series B stock issued was determined to be $1,137,500. On April 1, 2002 when the Series B was issued, the Company recorded $547,500 (the difference between the fair value of the shares and the previously recognized accrued liability of $590,000) as deferred services, a component of stockholders’ equity. There was no expense related to this agreement during the three and six month periods ended June 30, 2005 and 2004.

The original agreement further provided for Random House to be granted a warrant to purchase 292,777 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and is being amortized as an expense on a straight-line basis over the 50-month term of the agreement. During the three and six months ended June 30, 2004, $163,246 and $165,256, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. No expense related to these warrants was recorded during the three and six months ended June 30, 2005.

The warrants are accounted for using variable plan accounting whereby compensation costs vary each accounting period until the final measurement date.

The Company and Random House continue to operate under the general terms of the agreement, which expired on June 30, 2004, with the exception that the works produced under the imprint are no longer exclusive to Audible.

(7) Audible UK
In February 2005, the Company launched Audible UK, a spoken audio website service mirroring Audible, Inc. services, but focused on the UK marketplace. Audible, Inc. purchased one share of Audible UK stock on February 7, 2005, which at that date became a wholly-owned subsidiary of Audible Inc. Audible UK began commercial operations on June 15, 2005.

(8) Audible Germany Agreement

On August 30, 2004, the Company, Verlagsgruppe Random House GmbH (“Random House”) and Holtzbrinck Networxs AG (“Holtzbrinck”) entered into a joint venture agreement (the “Joint Venture”) to form Audible GmbH (“Audible Germany”). Random House is an affiliate of Bertelsmann AG. Bertelsmann AG and its affiliates own approximately 5.6% of Audible’s common stock, inclusive of certain common stock warrants held by the entities.

Audible Germany has the exclusive rights to operate a German language Audible website. Under the Joint Venture, Random House and Holtzbrinck each contributed approximately $16,542 in exchange for each receiving a 24.5% interest in Audible Germany. The Company was required to contribute $34,384 in exchange for a 51% interest in Audible Germany. After the initial formation, Random House and Holtzbrinck will provide additional financing of approximately $1,490,000 each in certain installments, subject to Audible Germany meeting certain milestones. As of June 30, 2005 approximately $1,980,000 in total has been funded by Random House and Holtzbrinck. In the event of liquidation of Audible Germany, this additional financing by Random House and Holtzbrinck accrues interest at 8% per annum and is senior to Audible’s capital investment. The Company may, but is not obligated to, contribute additional capital to the entity. Any profits distributed by Audible Germany are to be distributed in accordance with the ownership interests.

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

During the three and six month periods ended June 30, 2005 the Company recognized $90,000 and $210,000 respectively, in related party revenue under the license agreement as the related services were delivered and accepted on or before June 30, 2005. No revenue was recognized under this agreement as of June 30, 2004. In addition, the Company also recognized $30,629 and $50,185, in billings for certain incremental reimbursable costs incurred in connection with the License in accordance with EITF 01-14 during the three and six months ended June 30, 2005, respectively. These amounts are included in related party revenue on the condensed consolidated Statements of Operations.

(9) France Loisirs Agreement

On September 15, 2004, the Company, France Loisirs S.A.S. (“France Loisirs”) and Audio Direct S.A.S., a wholly owned subsidiary of France Loisirs (“Audio Direct”), entered into a 24-month Master Alliance Agreement (the “Agreement”). France Loisirs is a wholly owned subsidiary of Bertelsmann AG. Bertelsmann AG and its affiliates own 5.6% of Audible’s common stock, inclusive of certain common stock warrants held by the entities.

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

During the three and six month periods ended June 30, 2005, the Company recognized $125,000 and $250,000, respectively, in related party revenue in connection with this agreement, representing the straight-line recognition of $1,000,000 in revenue being recognized over the 24-month term of the agreement. No revenue was recognized under this agreement as of June 30, 2004. In addition, for the three and six month periods ended June 30, 2005 the Company recognized $13,465 and $23,345, respectively, in billings for certain incremental reimbursable costs incurred in connection with the License in accordance with EITF 01-14. These amounts are included in related party revenue on the condensed consolidated Statements of Operations.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Product Development, Licensing, Marketing and Distribution Agreement

On May 16, 2005, the Company entered into a five-year agreement with a new publisher to develop, license, market and distribute audio content. The Company will be paid an exclusivity fee, a product development fee and production fees for audio produced under the agreement. In addition, the Company will make royalty and revenue sharing payments to the publisher based on sales of the products produced. As of June 30, 2005, $200,000 was received from the publisher in connection with this agreement and is recorded as deferred revenue - non current on the accompanying condensed consolidated Balance Sheet.

(11)   Employee Benefit Plan

The Company has a 401(k) plan based on contributions from employees and discretionary Company contributions. As of December 31, 2004, the Company had never contributed to the 401(k) plan. Beginning January 1, 2005, the Company has adopted a policy to match up to the first two percent of salary contributions made from employees into the 401(k) plan. During the three and six month periods ended June 30, 2005 the Company made contributions of $28,351 and $50,587, respectively.

(12) Commitments and Contingencies

Lease Obligations

The Company has an operating lease on its office space in Wayne, New Jersey that expires in December 2008. The lease contains a renewal option for a period of three years. The Company signed a lease for additional space in the Wayne office, which also expires December 2008. In February 2005, Audible UK signed a one year lease for office space, which includes office amenities. This lease was subsequently amended in the second quarter of 2005 for additional space and will expire in May 2006. Total future minimum lease obligations as of June 30, 2005 under these lease arrangements are $1,921,616.

Rent expense of $143,156 and $92,776 was recorded under operating leases for the three months ended June 30, 2005 and 2004, respectively, and $239,086 and $185,551 for the six months ended June 30, 2005 and 2004.

There are no future minimum lease payments due under capital leases as of June 30, 2005, which were paid in full during the first quarter of 2005.

Royalty Obligations

Royalty obligations represent payments to be made to various content providers pursuant to minimum guarantees under their royalty agreements, net of royalties expensed. The royalty obligations recorded in the accompanying condensed consolidated Balance Sheets are classified between current and non-current based on the payment terms specified in the agreements.

Service Agreements

The Company has entered in operational and marketing agreements with various vendors to provide certain services. The majority of the amounts committed are for hosting services related to the Company’s website.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Cash Commitments and Obligations

The following table shows future cash payments due under the Company’s commitments and obligations as of June 30, 2005:

Year	Operating Leases	Royalty Obligations (1)	Service Agreements	Total
2005	$284,943	$262,400	$862,624	$1,409,967
2006	558,442	156,230	484,300	1,198,972
2007	539,116	--	16,654	555,770
2008	539,116	--	2,060	541,176
2009	--	--	--	--
2010 and thereafter	--	--	--	--
Total	$1,921,617	$418,630	$1,365,638	$3,705,885

(1) Reflected in the current and non-current liabilities respectively, on the accompanying June 30, 2005 condensed consolidated Balance Sheet.

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In April 2005, a derivative action was filed in the state court of New Jersey against Audible, the two executives named as individual defendants in the class actions described above, six of the Company’s outside directors, and three of the Company’s stockholders.  The derivative action makes the same factual allegations as the class actions described above and adds allegations that the six outside directors named as defendants and/or the stockholders who nominated them sold stock at inflated prices in or about the time of the secondary offering of securities that the Company made in November 2004. The plaintiff in this derivative action purports to seek a recovery of the damages allegedly sustained by Audible rather than by investors who allegedly purchased securities at inflated prices

In May 2005, the Company learned of a second derivative action which was filed during April 2005 in the United States District Court for the District of New Jersey against Audible, the two executives named as individual defendants in the class actions described above, and all seven of the Company’s outside directors. The derivative action makes the same allegations as the class actions described above and adds allegations that all of the individual defendants are responsible for an alleged failure of internal controls that resulted in the recent delay in the filing of the Company’s Form 10-K for 2004. The plaintiff in this derivative action purports to seek a recovery of the damages allegedly sustained by Audible rather than by investors who allegedly purchased securities at inflated prices.

The Company believes that all of the claims described above are without merit and intends to defend the actions vigorously. Due to the inherent uncertainties of litigation and because these actions are at a preliminary stage, the Company cannot accurately predict the ultimate outcome of these matters. It is possible that additional complaints may be filed in the future.

In May 2005, Digeo, Inc. has filed and served a complaint for patent infringement in Federal District Court in the State of Washington. The Company has filed an answer asserting the patent is invalid and unenforceable. The Company maintains the position that its services do not fall within the scope of the claims of the Digeo patent, giving them their broadest possible scope. The Company believes the claims made in the complaint are without merit and will not have a material adverse impact on its financial position or results of operations.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest and Taxes

Interest paid was $1,495 and $14,090 during the six month periods ended June 30, 2005 and 2004, respectively.

No income taxes were paid in the six month periods ended June 30, 2005 and 2004.

(14)   Customer Concentration

For the six months ended June 30, 2005 and 2004, Apple Computer accounted for 13.2% and 9.3% of total revenue, respectively.

As of June 30, 2005 and December 31, 2004, Apple Computer accounted for 48.9% and 77.7%, respectively, of the Company’s accounts receivable.

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

This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to our Company. We generally identify forward-looking statements using words like “believe,”“intend,”“will,”“expect,”“may,”“should,”“plan,”“project,”“contemplate,”“anticipate,”“seek” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual results may differ significantly from the results discussed in these forward-looking statements.

Overview

Audible, Inc. is the internet’s largest, most diverse provider of premium spoken audio services for content download and playback on personal computers, CD or AudibleReady mobile listening devices. Our customers purchase and download their choice of content, and generally listen during their daily commute or while exercising, when “their eyes are busy but their minds are free.” We believe that the Audible service allows our customers to make better use of their time, allowing them to listen to books, newspapers and magazines that, due to their busy lives, they would not have the time to read, as well as to listen to time shifted radio programs on their own schedules. Our online store is located at audible.com and our main location of operations is in Wayne, New Jersey. Under the September 2003 agreement, Audible.com is also the Apple iTunes Music Store’s exclusive provider of spoken word content for digital distribution.

Audible has more than 70,000 hours of audio programs and over 250 content providers that include leading audiobook publishers, broadcasters, entertainers, magazine and newspaper publishers and business information providers. Most of our customers join the AudibleListener program, where for a monthly fee of either $14.95 or $21.95, they may download and listen to a prescribed number of audio titles of their choice. AudibleListeners provide us with their credit card information and are billed monthly in advance for the AudibleListener service. Customers may also purchase individual audio titles from us on an á la carte basis.

Since launching the service in 1997, over 611,000 customers in 120 countries have purchased content at audible.com. We believe our growth has been driven primarily by our strong collection of content, value to our customers by the growing trends of downloading and listening to audio on-the-go, and by the growing market for digital audio devices that securely play content from audible.com. We promote the Audible service through advertising and promotion programs, co-marketing partnerships with device manufacturers, online promotions, promotions with retailers and our customer-get-customer referral program. In addition, customers at the Apple iTunes Music Store and Amazon.com can purchase and download Audible content of their choice.

The key drivers of our business include new customer growth, the cost of acquiring a customer, our customer cancellation rate, controlling our costs and sales of Audible content through the Apple iTunes Music Store. Our new customer growth is a function of developing compelling advertising and promotion programs to encourage people to try the Audible service for the first time, as well as the creation of marketing partnerships that similarly encourage consumers to try our service. One of our growing sources of new AudibleListeners is via our device rebate program. Under this program, AudibleListeners that subscribe to our AudibleListener service for twelve months qualify for a $100 rebate or discount on the purchase of certain AudibleReady devices, such as an Apple iPod. Other sources of new AudibleListeners include our “tell a friend” customer-get-customer program and our marketing efforts directed at converting á la carte purchasers to AudibleListener members. We manage customer acquisition costs by entering primarily into co-marketing deals where we pay for results, rather than advertising impressions. We believe that providing our customers with a wide range of high value content, a compelling value proposition and solid customer service minimizes our customer cancellation rate. Another significant source of new AudibleListeners is our “free month trial”program, where the customers first month of the AudibleListener membership is free.

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

    In February 2005, the Company launched Audible UK, a spoken audio website service mirroring Audible, Inc. services, but focused on the UK marketplace. Audible, Inc. purchased one share of Audible UK stock on February 7, 2005, which at that date became a wholly-owned subsidiary of Audible Inc. Audible UK began commercial operations on June 15, 2005.

On August 30, 2004, Audible Inc., Verlagsgruppe Random House GmbH, and Holtzbrinck networXs AG entered into a joint venture agreement to form Audible GmbH, or Audible Germany. Audible Germany has the exclusive rights to operate a German language Audible website. Under the joint venture, Random House and Holtzbrinck each contributed approximately $16,000 in exchange for each receiving a 24.5% interest in Audible Germany. We contributed approximately $34,000 in exchange for a 51% interest in Audible Germany. Following initial formation, Random House and Holtzbrinck are obligated to provide additional financing of approximately $1,490,000 each in certain installments subject to Audible Germany meeting certain milestones. As of June 30, 2005, approximately $1,980,000 in total has been funded by Random House and Holtzbrinck. In the event of liquidation of Audible Germany, this additional financing by Random House and Holtzbrinck, which accrues interest at 8% per annum, is senior in right of payment to our investment. We may, but we are not obligated to, contribute additional capital to the entity. Pursuant to a license agreement, beginning in September 2004, Audible Germany is required to pay us $30,000 per month for thirty months subject to certain conditions. The agreement also requires Audible Germany to pay us a royalty ranging from 0.5% to 3% of Audible Germany’s revenue up to an annual royalty cap of the U.S. dollar equivalent of €1.5 million, subject to Audible Germany achieving certain operating margins. Audible Germany is a related party to Audible.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue, net:
Content and services:
Consumer content	99.1%	98.4%	99.3%	98.5%
Point of sale rebates	-1.5	-0.8	-2.1	-1.2
Services	0.1	0.2	0.1	0.2
Total content and services	97.7	97.8	97.3	97.5
Hardware	0.6	2.0	0.7	2.3
Related party revenue	1.7	0.0	1.9	0.0
Other	0.0	0.2	0.1	0.2
Total revenue, net	100.0	100.0	100.0	100.00

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	35.8	32.3	34.2	31.4
Discount certificate rebates	2.4	3.8	3.4	2.3
Total cost of content and services revenue	38.2	36.0	37.6	33.7
Cost of hardware revenue	2.1	7.6	2.2	7.6
Operations	14.9	14.8	14.6	15.8
Technology and development	12.0	15.9	12.3	17.1
Marketing	19.0	12.4	18.4	14.5
General and administrative	11.0	10.4	11.4	9.5
Total operating expenses	97.2	97.2	96.5	98.2

Income from operations	2.8	2.8	3.5	1.8

Other income (expense):
Interest income	3.0	0.6	3.1	0.4
Interest expense	0.0	-0.2	0.0	-0.1
Other income, net	3.0	0.4	3.1	0.3
Income before income tax expense and preferred dividends	5.8	3.2	6.6	2.1

Preferred dividends	0.0	0.0	0.0	-70.7

Income tax expense	-0.4	-0.2	-0.5	-0.1
Net income (loss)	5.4%	2.9%	6.1%	-68.7%

Three months ended June 30, 2005 compared to three months ended June 30, 2004.

Content and service revenue:	Three months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$14,948,255	$7,883,208	$7,065,047	89.6%

Content and services revenue consists of AudibleListener membership revenue, revenue from single title sales, revenue from subscriptions, revenue from sales at the Apple iTunes Music Store and library revenue. We deduct the cost of point of sale rebates from content and services revenue.

Content and services revenue grew during the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due primarily to the growth in our customer count as well as sales at the Apple iTunes Music Store. We recognized approximately $1,917,000 in revenue during the three months ended June 30, 2005 from sales of Audible content at the Apple iTunes Music Store, compared to approximately $749,000 in the same period in 2004. Our customer count grew from approximately 379,000 as of June 30, 2004 to approximately 611,000 as of June 30, 2005. Included in these numbers are new AudibleListener memberships added during the period, which increased to approximately 54,000 new members in the 2005 period from approximately 23,000 new members in the 2004 period. The revenue growth was mainly due to new AudibleListener members, which was due to increases in marketing spending and our continued development of the various channels we use to recruit new customers. Our customer count includes all customers who have purchased Audible content at www.audible.com. Our customer count does not include customers who purchased our content at the Apple iTunes Music Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing drove the increase in our customer count.

Hardware revenue:	Three months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$86,239	$162,749	$(76,510)	(47.0)%

Hardware revenue consists of revenue derived primarily from the shipping and handling charge to customers on devices that Audible provides for free to AudibleListeners who commit to a twelve month AudibleListener membership. Also included are separate sales of digital audio players to consumers and libraries.

Hardware revenue decreased during the 2005 period primarily as a result of a reduction in shipments of digital audio devices we give away, which resulted in lower shipping and handling revenues. Under EITF No. 00-21, with these multiple-element arrangements, we recognize only shipping and handling fees as revenue for the delivery of hardware because all other consideration paid by the customer is contingent upon delivery of the content.

Related party revenue:	Three months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$259,095	--	$259,095	--

Related Party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany which were entered into during the third quarter of 2004.

Related party revenue for the three months ended June 30, 2005 included approximately $125,000 in fees earned from our agreement with France Loisirs representing the prorated amount of the straight-line recognition of $1,000,000 in fees being recognized over the 24-month term of the agreement and $13,465 in billings to France Loisirs for reimbursement of certain incremental costs incurred by us in connection with the joint venture in accordance with EITF 01-14. Also included in related party revenues were $90,000 in fees earned from our agreement with Audible Germany and $30,629 in billings to Audible Germany for reimbursement of certain incremental costs incurred by us in connection with the joint venture in accordance with EITF 01-14. There was no related party revenue in the three months ended June 30, 2004.

Other revenue:	Three months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$3,866	$16,131	$(12,265)	(76.0)%

Other revenue for the three month period ended June 30, 2005 primarily consisted of commissions earned by us for referring customers to a retail partner to purchase a digital audio device, which is recognized in the period when the purchase is completed. For the three months ended June 30, 2004, other revenue consisted of the straight-line amortization of revenue derived from technology licensing fees.

Cost of content and service revenue:	Three months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

Royalties and other content charges	$5,481,908	$2,600,606	$2,881,302	110.8%
Discount certificate rebates	$362,510	$305,235	$57,275	18.8%

Cost of content and services revenue consists primarily of royalties incurred, discount certificate rebates, and the amortization of publisher royalty advances.

Royalties and other content charges increased primarily due to the product mix and quantity of titles sold, including sales at the Apple iTunes Music Store. Discount certificate rebates, introduced in 2004, are electronic discount certificates or gift cards given to certain AudibleListeners who commit to joining the AudibleListener program for twelve months. AudibleListener customers use these when purchasing an AudibleReady digital audio player.

Cost of hardware revenue:	Three months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$317,954	$613,568	$(295,614)	(48.2)%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

The cost of hardware revenue decreased in the 2005 period primarily due to a reduction in the number of digital audio players given away to customers.

Operations expense:	Three months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$2,278,587	$1,196,685	$1,081,902	90.4%

Operations expense consists of payroll and related expenses for content acquisition, education, editorial, audio conversion and customer service and credit card fees.

Operations expenses increased in the 2005 period primarily due to approximately $476,000 in higher personnel expenses, approximately $271,000 in higher outside services expenses and approximately $195,000 in higher credit card fees. These increases were primarily related to customer and revenue growth.

Technology and development:	Three months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$1,830,576	$1,280,970	$549,606	42.9%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expenses in the 2005 period was primarily due to approximately $273,000 in higher personnel costs, approximately $215,000 in higher supplies, software license and maintenance costs and approximately $131,000 in higher consultant expenses, offset in part by a decline of approximately $153,000 in web-hosting fees.

Marketing:	Three months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$2,905,203	$999,711	$1,905,492	190.6%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners, and shipping and handling costs associated with selling digital devices.

Marketing expenses were higher in the 2005 period primarily due to approximately $816,000 in higher co-marketing and bounty payments, approximately $640,000 in higher advertising and promotional expenses, approximately $261,000 in higher personnel expenses and approximately $144,000 in higher public relations fees. As we continue to obtain new customers through our marketing partners, these expenses will continue to grow.

General and administrative:	Three months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$1,686,289	$840,537	$845,752	100.6%

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The increase in general and administrative expense in the 2005 period was primarily due to approximately $318,000 in increased audit and related fees, which included fees related to Sarbanes-Oxley compliance activities, approximately $324,000 in increased personnel expenses and approximately $81,000 in increased employee recruitment fees.

Other Income, Expense:	Three months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

Other income, net	$456,271	$30,598	$425,673	1391.2%
Income tax expense	$66,830	$18,789	$48,041	255.7%

Other Income, net consists of interest income and interest expense. The increase in other income, net was mainly due to interest earned on the investment of funds in short-term investments, which consisted of governmental agency notes and mortgage-backed securities. We had no such investments as of June 30, 2004.

We have recorded a provision for current income tax expense of approximately $67,000 for the three month period ended June 30, 2005. This expense is based upon our estimated 2005 effective tax rate of approximately 8%. The estimated effective rate includes both our estimated federal and state income tax expense and assumes the use of available net operating loss carryforwards. Future use of previous loss carryforwards may be affected by the Tax Reform Act of 1986 which imposes limitations on our use of net operating loss carryforwards because certain changes have occurred in the ownership of our common stock over the years.

Six months ended June 30, 2005 compared to six months ended June 30, 2004.

Content and service revenue:	Six months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$27,450,165	$14,459,498	$12,990,667	89.8%

Content and services revenue consists of AudibleListener membership revenue, revenue from single title sales, revenue from subscriptions, revenue from sales at the Apple iTunes Music Store and library revenue. We deduct the cost of point of sale rebates from content and services revenue.

Content and services revenue grew during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due primarily to the growth in our customer count as well as sales at the Apple iTunes Music Store. We recognized approximately $3,722,000 in revenue during the six months ended June 30, 2005 from sales of Audible content at the Apple iTunes Music Store, compared to approximately $1,385,000 in the same period in 2004. Our customer count grew from approximately 379,000 as of June 30, 2004 to approximately 611,000 as of June 30, 2005. Included in these numbers are new AudibleListener memberships added during the period, which increased to approximately 109,000 new members in the 2005 period from approximately 48,000 new members in the 2004 period. The revenue growth was mainly due to new AudibleListener members, which was due to increases in marketing spending and our continued development of the various channels we use to recruit new customers. Our customer count includes all customers who have purchased Audible content at www.audible.com. Our customer count does not include customers who purchased our content at the Apple iTunes Music Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing drove the increase in our customer count.

Hardware revenue:	Six months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$189,895	$344,466	$(154,571)	(44.9)%

Hardware revenue consists of revenue derived primarily from the shipping and handling charge to customers on devices that Audible provides for free to AudibleListeners who commit to a twelve month AudibleListener membership. Also included are separate sales of digital audio players to consumers and libraries.

Hardware revenue decreased during the 2005 period primarily as a result of a reduction in the shipments of digital audio devices we give away, which resulted in lower shipping and handling revenues. Under EITF No. 00-21, with these multiple-element arrangements, we recognize only shipping and handling fees as revenue for the delivery of hardware because all other consideration paid by the customer is contingent upon delivery of the content.

Related party revenue:	Six months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$533,531	--	$533,531	--

Related Party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany which were entered into during the third quarter of 2004.

Related party revenue for the six months ended June 30, 2005 included approximately $250,000 in fees earned from our agreement with France Loisirs representing the prorated amount of the straight-line recognition of $1,000,000 in fees being recognized over the 24-month term of the agreement and $23,345 in billings to Audible France Loisirs for reimbursement of certain incremental costs incurred by us in connection with the joint venture in accordance with EITF 01-14. Also included in related party revenues were $210,000 in fees earned from our agreement with Audible Germany and $50,185 in billings to Audible Germany for reimbursement of certain incremental costs incurred by us in connection with the joint venture in accordance with EITF 01-14. There was no related party revenue in the six months ended June 30, 2004.

Other revenue:	Six months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$28,734	$32,257	$(3,523)	(10.9)%

Other revenue for the six months period ended June 30, 2005 primarily consisted of commissions earned by us for referring customers to a retail partner to purchase a digital audio device, which is recognized in the period when the purchase is completed. For the six months ended June 30, 2004, other revenue consisted of the straight-line amortization of revenue derived from technology licensing fees.

Cost of content and service revenue:	Six months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

Royalties and other content charges	$9,634,794	$4,654,768	$4,980,026	107.0%
Discount certificate rebates	$963,731	$344,335	$619,396	179.9%

Cost of content and services revenue consists primarily of royalties incurred, discount certificate rebates, and the amortization of publisher royalty advances.

Royalties and other content charges increased primarily due to the product mix and quantity of titles sold, including sales at the Apple iTunes Music Store. Discount certificate rebates, introduced in 2004, are electronic discount certificates or gift cards given to certain AudibleListeners who commit to joining the AudibleListener program for twelve months. AudibleListener customers use these when purchasing an AudibleReady digital audio player.

Cost of hardware revenue:	Six months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$619,706	$1,131,603	$(511,897)	(45.2)%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

The cost of hardware revenue decreased in the 2005 period primarily due to the decrease in the number of digital audio players given away to customers.

Operations expense:	Six months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$4,126,381	$2,339,932	$1,786,449	76.3%

Operations expense consists of payroll and related expenses for education, content acquisition, editorial, audio conversion and customer service and credit card fees.

Operations expense increased in the 2005 period primarily due to approximately $722,000 in higher personnel expenses, approximately $464,000 in higher outside services expenses and approximately $360,000 in higher credit card fees. These increases were primarily related to customer and revenue growth.

Technology and development:	Six months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$3,446,757	$2,536,102	$910,655	35.9%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expenses in the 2005 period was primarily due to approximately $393,000 in higher personnel costs, approximately $354,000 in higher consultant expenses and approximately $311,000 in higher supplies, software license and maintenance costs, offset in part by a decline of approximately $261,000 in web-hosting fees.

Marketing:	Six months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$5,194,456	$2,151,997	$3,042,459	141.4%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners, and shipping and handling costs associated with selling digital devices.

Marketing expenses were higher in the 2005 period primarily due to approximately $1,562,000 in higher co-marketing and bounty payments, approximately $1,085,000 in higher advertising and promotional expenses, approximately $188,000 in higher public relations and other promotional costs and approximately $395,000 in higher personnel expenses. This increase was offset in part by the absence during the 2005 period of approximately $267,000 in warrant charges incurred during the 2004 period. As we continue to obtain new customers through our marketing partners, these expenses will continue to grow.

General and administrative:	Six months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$3,224,219	$1,407,715	$1,816,504	129.0%

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The increase in general and administrative expense in the 2005 period was primarily due to approximately $821,000 in increased audit and related fees, which included fees related to Sarbanes-Oxley compliance activities, approximately $374,000 in increased personnel expenses, approximately $135,000 in increased legal fees and other professional fees, approximately $98,000 in increased employee recruitment fees and approximately $51,000 in 401(k) matching contribution expense.

Other Income, Expense:	Six months ended June 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

Other income, net	$868,829	$43,377	$825,452	1903.0%
Income tax expense	$147,850	$18,789	$129,061	686.9%

Other Income, net consists of interest income and interest expense. The increase in other income, net was mainly due to interest earned on the investment of funds in short-term investments, which consisted of governmental agency notes and mortgage-backed securities. We had no such investments as of June 30, 2004.

We have recorded a provision for current income tax expense of approximately $148,000 for the six month period ended June 30, 2005. This expense is based upon our estimated 2005 effective tax rate of approximately 8%. The estimated effective rate includes both our estimated federal and state income tax expense and assumes the use of available net operating loss carryforwards. Future use of previous loss carryforwards may be affected by the Tax Reform Act of 1986 which imposes limitations on our use of net operating loss carryforwards because certain changes have occurred in the ownership of our common stock over the years.

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

As of June 30, 2005, we were not a party to any derivative financial instruments or other financial instruments or hedging investments that expose us to material market risk. We currently do not plan to enter into any derivative instruments or engage in any hedging activities.

 We have incurred significant losses since inception and as of June 30, 2005, we had an accumulated deficit of $128,347,490.

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

Liquidity and Capital Resources

From inception through the date prior to our initial public offering, we financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from the sales of redeemable convertible stock and warrants prior to our initial public offering were approximately $28,719,000. In July 1999, we completed our initial public offering and received net proceeds of approximately $36,856,000. From the time of our IPO we have raised approximately $15,860,000 in net proceeds through the private sale of shares of our convertible preferred stock (all of which were subsequently converted into common stock), approximately $4,186,000 in net proceeds through the private sales of our common stock, approximately $2,928,000 in net proceeds through the exercise of common stock options and approximately $1,588,000 in net proceeds through the exercise of common stock warrants. In November 2004, we completed a public offering of our common stock resulting in net proceeds to us of approximately $46,457,000.

As of June 30, 2005, our cash and cash equivalents balance was approximately $10,887,000. In addition, as of June 30, 2005 we had approximately $55,661,000 in short-term investments which we intend to hold until maturity. Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance and short-term investment balance as of June 30, 2005 will enable us to meet our anticipated cash requirements for operations and capital expenditures for the foreseeable future. Beyond that, we may need additional cash to fund our business and finance our continued growth. We cannot assure you that such additional financing, if needed, will be available on terms favorable to us or our stockholders, if at all.

Cash Requirements

At June 30, 2005 our principal source of liquidity was approximately $10,887,000 in cash and cash equivalents and $55,661,000 in short-term investments.

The following table shows future cash payments due under our commitments and obligations as of June 30, 2005:

Year	Operating Leases	Royalty Obligations (1)	Service Agreements	Total
2005	$284,943	$262,400	$862,624	$1,409,967
2006	558,442	156,230	484,300	1,198,972
2007	539,116	--	16,654	555,770
2008	539,116	--	2,060	541,176
2009	--	--	--	--
2010 and thereafter	--	--	--	--
Total	$1,921,617	$418,630	$1,365,638	$3,705,885

(1) Reflected in the current and non-current liabilities respectively, on the accompanying June 30, 2005 condensed consolidated Balance Sheet.

Sources and Uses of Cash

Net cash provided by operating activities for the six months ended June 30, 2005 was approximately $5,179,000. This was primarily attributable to our net income, and increases in accounts payable, accrued expenses, accrued compensation, royalty obligations and deferred revenue, offset in part by an increase in accounts receivable, royalty advances, prepaid expenses and other current assets and accretion of discounts on short-term investments. Net cash provided by operating activities for the six months ended June 30, 2004 was approximately $1,479,000. This was primarily attributable to our net income, increase in accrued expenses and accrued compensation, services rendered for common stock and warrants and depreciation and amortization, offset in part by an increase in prepaid expenses and other current assets, accounts receivable and inventory and a decrease in royalty obligations.

Net cash used in investing activities for the six months ended June 30, 2005 was approximately $8,365,000. This was attributable to additional purchases of property and equipment of approximately $1,717,000 and net purchases of short-term investments of approximately $6.6 million. Net cash used in investing activities for the six months ended June 30, 2004 was approximately $238,000, attributable to purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2005 and 2004 was approximately $764,000 and $96,000, respectively, resulting primarily from proceeds from the exercise of common stock options and common stock warrants offset by principal payments made on capital lease obligations.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151, amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS No. 151 is effective for us beginning on January 1, 2006 and is not expected to have a significant impact on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, which addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement was effective for the Company after June 15, 2005 and did not have a significant impact on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting For Stock Issued To Employees, and amends SFAS No. 95, Statements Of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated Statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective, for us, beginning January 1, 2006. We have not yet completed our evaluation but we expect the adoption to have a material effect on our consolidated financial statements.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk
None

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 and 15d-15 as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company has in place effective controls and procedures designed to ensure that information required to be disclosed by the Company in the report it files or submits under the Securities Exchange Act and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

Internal Audit Manager
In continuing our long term goals of Sarbanes-Oxley 404 compliance, we have hired an internal auditor, who started in July 2005. His main responsibilities are to plan and execute the 2005 Sarbanes-Oxley 404 work and continue to improve the control environment of our growing organization.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

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

In April 2005, a derivative action was filed in the state court of New Jersey against Audible, the two executives named as individual defendants in the class actions described above, six of our outside directors, and three of our stockholders.  The derivative action makes the same factual allegations as the class actions described above and adds allegations that the six outside directors named as defendants and/or the stockholders who nominated them sold stock at inflated prices during in or about the time of the secondary offering of securities that the Company made in November 2004. The plaintiff in this derivative action purports to seek a recovery of the damages allegedly sustained by Audible rather than by investors who allegedly purchased securities at inflated prices.

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

In May 2005, Digeo, Inc. has filed and served a complaint for patent infringement in Federal District Court in the State of Washington. Audible has filed an Answer asserting the patent invoiced is invalid and unenforceable. Audible has also maintained the position that our services do not fall within the scope of the claims of the Digeo patent, giving them their broadest possible scope. We believe the claims made in the complaint are without merit and will not have a material adverse impact on our financial position or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 10, 2005 (the “Annual Meeting”). The following matters were voted upon at the Annual Meeting:

(i) The election of three directors to serve until the 2008 annual meeting of stockholders and one director to serve until the 2006 annual meeting of stockholders, and until their successors are elected and duly qualified, by 98.1% of the common stock present and voting at the meeting for Messers Katz, Sarnoff, Washecka and Kaplan as follows:

Nominee	For	Against or Withheld	Serve Until
Donald R. Katz	20,163,269	2,425,295	2008
Richard Sarnoff	19,911,079	2,677,485	2008
William H. Washecka	22,154,968	433,596	2008
Andrew P. Kaplan	19,915,675	2,672,889	2006

(ii) The appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2005 was ratified by 99.2% of the shares of common stock present and voting at the meeting (votes for: 22,412,179; votes against: 170,615; abstentions: 5,771).

(iii) An amendment to the Company’s 1999 Stock Incentive plan to increase the authorized number of shares of common stock available for issuance under the plan from 4,200,000 to 5,700,000 shares was ratified by 53.0% of the shares of common stock present and voting at the meeting (votes for: 8,620,062; against: 7,621,083; abstentions: 18,248).

ITEM 5. Other Information

None

ITEM 6.  Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AUDIBLE, INC.

                By:  /s/ Andrew P Kaplan
Name: Andrew P. Kaplan
Title: Executive Vice President, Chief Financial Officer
               and Director (Principal Financial and Accounting Officer)
                                             Dated: August 4, 2005