Form 10-Q
period 2005-09-30
AUDIBLE INC
filed 2005-11-09
CIK 1077926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

As of November 7, 2005, 24,302,385 shares of the registrant's common stock were outstanding.

AUDIBLE, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
ITEM 1.    Financial Statements
AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$13,570,880	$13,296,006
Short-term investments	56,136,629	48,386,399
Interest receivable on short-term investments	242,335	76,151
Accounts receivable, net of allowance for refunds and chargebacks of $22,500 and $14,600 at September 30, 2005 and December 31, 2004, respectively	1,424,408	786,987
Accounts receivable - related parties	176,334	87,625
Royalty advances	541,421	140,634
Prepaid expenses and other current assets	733,507	665,984
Inventory	98,705	394,109
Total current assets	72,924,219	63,833,895

Property and equipment, net	3,116,455	919,090
Other assets	131,803	20,805
Total assets	$76,172,477	$64,773,790

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,734,116	$850,906
Accrued expenses	9,470,509	3,628,556
Royalty obligations	331,652	150,800
Accrued compensation	958,977	448,156
Capital lease obligations	--	120,795
Deferred revenue	3,218,599	2,445,868
Total current liabilities	15,713,853	7,645,081

Royalty obligations - non-current	250,578	38,000
Deferred revenue - non-current	24,995	--

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01, 40,000,000 shares authorized, 24,302,285 and 24,169,775 shares issued at September 30, 2005 and December 31, 2004, respectively	243,023	241,697
Additional paid-in capital	192,317,579	187,248,675
Deferred compensation	(3,858,677)	(154,173)
Accumulated other comprehensive income	17,649	--
Treasury stock at cost, none and 229,741 shares of common stock at September 30, 2005 and December 31, 2004, respectively	--	(184,740)
Accumulated deficit	(128,536,520)	(130,060,750)
Total stockholders' equity	60,183,051	57,090,709
Total liabilities and stockholders' equity	$76,172,477	$64,773,790

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenue, net:
Content and services:
Consumer content	$16,471,719	$9,110,575	$44,468,360	$23,724,075
Point of sale rebates	(208,320)	(101,640)	(795,130)	(285,645)
Services	41,472	17,791	81,806	47,794
Total content and services	16,304,871	9,026,726	43,755,036	23,486,224
Hardware	141,790	186,408	331,686	530,874
Related party revenue	263,358	65,762	796,889	65,762
Other	60,275	--	89,009	32,257
Total revenue, net	16,770,294	9,278,896	44,972,620	24,115,117

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	5,919,011	2,838,098	15,553,805	7,492,866
Discount certificate rebates	297,860	434,170	1,261,591	778,505
Total cost of content and services revenue	6,216,871	3,272,268	16,815,396	8,271,371
Cost of hardware revenue	840,463	747,734	1,460,169	1,879,337
Operations	2,461,166	1,318,442	6,587,547	3,658,374
Technology and development	2,324,678	1,271,737	5,771,436	3,807,839
Marketing	3,344,560	1,180,929	8,539,016	3,332,926
General and administrative	2,375,895	959,518	5,600,114	2,367,233
Total operating expenses	17,563,633	8,750,628	44,773,678	23,317,080

(Loss) income from operations	(793,339)	528,268	198,942	798,037

Other income (expense):
Interest income	553,994	23,467	1,424,318	83,122
Interest expense	--	(10,069)	(1,495)	(26,347)
Other income, net	553,994	13,398	1,422,823	56,775
(Loss) income before income taxes	(239,345)	541,666	1,621,765	854,812

Income tax benefit (expense)	50,315	(57,782)	(97,535)	(76,571)
Net (loss) income	(189,030)	483,884	1,524,230	778,241

Dividends on preferred stock	--	--	--	(614,116)
Charges related to conversion of convertible preferred stock	--	--	--	(9,873,394)
Total preferred stock expense	--	--	--	(10,487,510)
Net (loss) income applicable to common shareholders	$(189,030)	$483,884	$1,524,230	$(9,709,269)

Basic net (loss) income applicable to common shareholders per common share	$(0.01)	$0.02	$0.06	$(0.48)
Diluted net (loss) income applicable to common shareholders per common share	$(0.01)	$0.02	$0.06	$(0.48)

Basic weighted average common shares outstanding	24,291,008	21,270,416	24,157,233	20,394,380
Diluted weighted average common shares outstanding	24,291,008	23,678,669	25,458,621	20,394,380

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,524,230	$778,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	676,755	377,284
Services rendered for common stock and warrants	--	432,327
Non-cash compensation charge	535,459	70,339
Deferred cash compensation	--	(58,750)
Accretion of discounts on short-term investments	(932,053)	--
Income tax benefit from exercise of stock options	96,985	--
Changes in assets and liabilities:
Interest receivable on short-term investments	(166,184)	--
Accounts receivable, net	(637,690)	(284,589)
Accounts receivable, related parties	(88,709)	(65,762)
Royalty advances	(400,787)	43,838
Prepaid expenses and other current assets	(67,739)	(41,704)
Inventory	294,303	(50,902)
Other assets	(113,846)	397,719
Accounts payable	885,706	187,630
Accrued expenses	5,845,733	704,429
Royalty obligations	393,430	(146,500)
Accrued compensation	513,334	60,674
Deferred revenue	798,351	312,729
Net cash provided by operating activities	9,157,278	2,717,003

Cash flows from investing activities:
Purchases of property and equipment	(2,106,440)	(325,080)
Capitalized software development costs	(768,352)	--
Purchases of short-term investments	(61,718,177)	--
Proceeds from maturity of short-term investments	54,900,000	--
Net cash used in investing activities	(9,692,969)	(325,080)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	294,500	27,500
Proceeds from exercise of common stock options	623,518	362,962
Principal payments made on obligations under capital leases	(120,795)	(468,439)
Payments received on notes due from stockholders for common stock	--	58,750
Net cash provided by (used in) financing activities	797,223	(19,227)

Effect of exchange rate changes on cash and cash equivalents	13,342	--

Increase in cash and cash equivalents	274,874	2,372,696
Cash and cash equivalents at beginning of period	13,296,006	9,074,987
Cash and cash equivalents at end of period	$13,570,880	$11,447,683

See Note 13 for supplemental disclosure of cash flow information.

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Description of Business and Business Conditions

The Business

Audible, Inc. and subsidiary (the “Company”) incorporated on November 3, 1995, was formed to create the Audible service, the Internet’s leading provider of digital spoken entertainment information and educational programming for playback on personal computers and mobile devices. The Company commenced commercial operations in October 1997.

For the three and nine month periods ended September 30, 2005, the Company reported net (loss) income of ($189,030) and $1,524,230, respectively. However due to prior losses since its inception, the Company has an accumulated deficit of $128,536,520 as of September 30, 2005. The Company's cash and cash equivalent balance as of September 30, 2005 is $13,570,880. In addition, the Company has short-term investments of $56,136,629. The Company believes that its cash and cash equivalents and short-term investments will enable it to meet its anticipated future cash requirements for operations and capital expenditures for the foreseeable future.

The Company may, in the future, need to raise additional funds to finance its continued growth. No assurance can be given that such additional financing, if needed, will be available on terms favorable to the Company or to its stockholders, if at all.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

Commencing in the first quarter of 2005, the Company began its international operations in the United Kingdom, as Audible Limited (“Audible UK”). Audible UK is a wholly-owned subsidiary of Audible, Inc. and therefore its results of operations are consolidated as of the end of each reporting period. The accompanying unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2005 include the accounts of Audible, Inc. and Audible UK. All inter-company transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with U.S. generally accepted accounting principles. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, from the Company's Annual Report on Form 10-K, as amended.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consisted primarily of money market funds and notes due from governmental agencies. Cash consists of funds held in the Company's checking account.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Cash

During the third quarter of 2005, the Company has deposited a $25,000 retainer in an interest-bearing account, which is included in Other Assets on the accompanying condensed consolidated Balance Sheet.

Short-Term Investments

Investments purchased with a maturity of more than three months, and less than twelve months, are classified as short-term investments. The Company's short-term investments, as of September 30, 2005 and December 31, 2004, of $56,136,629 and $48,386,399, respectively, consisted of governmental agency notes and mortgage-backed securities that are to be held to maturity because the Company has the positive intent and ability to hold these securities to maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Dividend and interest income are recognized when earned. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. A decline in the market value of held-to-maturity security below that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intends to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in the value subsequent to year end, and forecasted performance of the investee.

The amortized cost, gross unrealized holding losses and the fair value of held-to-maturity debt securities at September 30, 2005 was $56,136,629, $54,298 and $56,082,331, respectively.

All of the debt securities classified as held-to-maturity mature before September 30, 2006.

Allowance for Refunds and Chargebacks

The allowance for refunds and chargebacks is recorded as a reduction of revenue and is estimated based on a percentage of revenue, taking into account historical experience. A portion of the allowance is recorded as a reduction of accounts receivable based on an estimate of refunds that will be made related to sales that were unpaid at period-end. The remaining portion of the allowance is reflected as an accrued liability at period-end.

The amount of the allowance that was recorded as a reduction of accounts receivable as of September 30, 2005 and December 31, 2004 was $22,500 and $14,600, respectively. The amount of the allowance reflected in the accrued liability was $310,991 and $168,584 at September 30, 2005 and December 31, 2004, respectively.

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

Work in process consists of expenditures for the development of various computer software projects incurred subsequent to the completion of the preliminary project stage. In accordance with SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company has capitalized external direct costs of material and services developed or obtained for these projects and payroll and payroll related expenses for employees directly associated with these projects. Amortization for each software project will begin when the computer software is ready for its intended use.

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

Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, accounts receivable from related parties, accounts payable and accrued expenses. At September 30, 2005 and December 31, 2004, the fair values of these financial instruments approximated their carrying values due to the short-term nature of these instruments.

Foreign Currency Translation

In accordance with the provision of Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, the Company's UK subsidiary, whose functional currency is the British Pound, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues, costs and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of Audible UK's financial statements are accumulated and charged directly to accumulated other comprehensive income, a component of stockholders' equity.

Since the inception of Audible UK operations, Audible Inc. has made periodic cash fundings to Audible UK to assist with the cash flow needs of the start up subsidiary. Audible Inc. expects these periodic fundings to continue into the foreseeable future. In addition to cash fundings, Audible Inc has paid certain expenses on behalf of the subsidiary, such as security deposit on office space and payroll of US employees working on the UK business. All of these fundings were made with the intentions of having a long-term investment nature. In accordance with the provisions of SFAS 52, the foreign currency gain/loss at each reporting period resulting from the inter-company account is recorded to Accumulated Other Comprehensive Income.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition

Consumer Content Revenue

Consumer content revenue consists of content sales made from the Company's website and content sold through the Company's agreement with the Apple iTunes Music Store. The Company uses real-time credit card authorization for sales transactions made through the Company’s website. Revenue from the sale of individual content titles from both the Company's website and the Apple iTunes Music Store is recognized in the period when the content is purchased. Revenue from the sale of content subscriptions is recognized pro rata over the term of the subscription period. Revenue from the sale of monthly AudibleListener memberships is recognized ratably over the AudibleListener's monthly membership period.

This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred at month-end and recognized as content revenue in the following month. Revenue from the sale of UltimateListener, a prepaid discounted content package, and gift programs are recognized when the content is downloaded.

Point of Sale Rebates and Discount Certificate Rebates

Part of the Company's marketing strategy to acquire new AudibleListeners includes retail promotions. These retail promotions consist of offering rebates to consumers on their purchase of digital audio players from certain retailers if the customer commits to a twelve month AudibleListener membership. These rebates take one of two forms. The first type, reflected as point of sale rebates on the condensed consolidated Statements of Operations, relates to a discount given by a third party retailer to a customer on the purchase of a digital audio player at the point of sale of the Audible membership. The cost of these rebates is accounted for as a reduction in content revenue in the period the discount is given. The second type, reflected as discount certificate rebates on the condensed consolidated Statements of Operations, relates to retailer promotional codes or retailer gift cards that are given to a customer by Audible at the time the customer purchases the Audible membership. These promotional codes are honored by third party retailers and allow the customer to purchase a digital audio player at a discounted price from the third party retailer. The gift cards are honored by third party retailers on a future purchase. The cost of these promotional codes and gift cards is accounted for as a cost of content revenue when the customer commits to a twelve-month AudibleListener membership under one of the retailer promotion programs. The accounting for both types of customer rebates as described above is pursuant to Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).

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

Related Party Revenue

Related party revenue consists of revenue earned under agreements with Audible Germany (see Note 8) and France Loisirs (see Note 9). Revenue under the Audible Germany agreement includes $30,000 earned per month over the initial 30-month term of the agreement, which began on August 30, 2004. The Company recognizes $30,000 per month only after Audible Germany has agreed that the services delivered for the prior 60-day period were satisfactory and collection of the amount is reasonably assured. Revenue under the France Loisirs agreement includes a $1,000,000 technology licensing fee that is being recognized on a straight-line basis over the initial 24-month term of the agreement, which began on September 15, 2004. Of the $1,000,000, France Loisirs has paid approximately $812,000 as of September 30, 2005, resulting in a deferred revenue of approximately $291,000 as of September 30, 2005. Revenue earned under each of these agreements also includes reimbursement of certain incremental costs incurred by the Company that are billed to France Loisirs and Audible Germany in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred.

Other Revenue

Other revenue for the nine months ended September 30, 2004, included revenue from a license granted for certain technology rights to a device manufacturer which was recognized on a straight-line basis over the term of the agreement which expired in June 2004. There was no other revenue for the three months ended September 30, 2004. Other revenue for the three and nine months ended September 30, 2005 included revenue from commissions earned by the Company for referring customers to a retail partner to purchase a digital audio device, which is recognized in the period when the purchase is completed and revenue from fees earned under a new product development, licensing, marketing, and distribution agreement. Revenues under this agreement include a $1.2 million fee, which is being amortized on a straight-line basis over a 58 month period, beginning in July 2005.

Shipping and Handling Costs

Shipping and handling costs, which consist of costs and fees associated with warehousing, fulfillment, and shipment of digital audio devices to customers, are recorded as a component of marketing expense in the condensed consolidated Statements of Operations. These costs totaled $93,672 and $144,439, for the three months ended September 30, 2005 and 2004, respectively, and $255,322 and $354,236 for the nine months ended September 30, 2005 and 2004, respectively.

Cost of Content and Services Revenue

Cost of content and services revenue includes earned royalties on sales of content as specified by the terms of the content agreements, periodic net realizable value adjustments to royalty advances, amortization of warrants issued to content providers in connection with content agreements, production costs incurred in connection with creation of audio products, other non-recoupable content costs, and discount certificate rebates. Royalty expense for sales of content is either paid based upon a percentage of revenue or as a fixed price per title as per the royalty agreement. In certain cases, the royalty cost per title may differ depending upon whether the title is sold as part of the AudibleListener membership or sold as an a la carte sale.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. These costs are included in marketing expense in the accompanying condensed consolidated Statements of Operations and totaled $863,209 and $458,059 for the three months ended September 30, 2005 and 2004, respectively, and $2,264,605 and $1,003,626 for the nine months ended September 30, 2005 and 2004, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Significant items subject to estimates include the recoverability of the carrying amount of property and equipment, the allowance for returns and chargebacks, recoverability of royalty advances, valuation of deferred tax assets, certain accruals and fair value of equity based compensation. Actual results could differ from those estimates.

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

For the nine month period ended September 30, 2005 and three month period ended September 30, 2004, diluted net income applicable to common shareholders per common share is computed by dividing net income applicable to common shareholders by the diluted weighted average common shares outstanding. For the three month period ended September 30, 2005 and for the nine month period ended September 30, 2004, diluted net loss applicable to common shareholders per common share is equal to basic net loss applicable to common shareholders per common share, since all potential common stock was anti-dilutive.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The reconciliation of weighted average basic common shares outstanding to weighted average diluted common shares outstanding is as follows:

	Three Months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	24,291,008	21,270,416	24,157,233	20,394,380
Effect of dilutive potential common shares:
Stock options	--	2,089,718	1,125,786	--
Warrants	--	318,535	173,008	--
Restricted stock	--	--	2,594	--
Diluted weighted average common shares outstanding	24,291,008	23,678,669	25,458,621	20,394,380

For the nine month period ended September 30, 2005 and for the three month period ended September 30, 2004, warrants and stock options with exercise prices greater than the average market price of the common stock in the period were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the three month period ended September 30, 2005 and the nine month period ended September 30, 2004, all potential common shares have been excluded from the diluted calculation because the Company was in a net loss position, and their inclusion would have been anti-dilutive.

The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Stock options	2,667,159	1,075,993	1,200,813	3,165,711
Warrants	883,389	736,904	648,311	1,055,439
Restricted Stock	240,407	--	--	--

Stock-Based Compensation

SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123, (“SFAS No. 148”), amended FASB Statement No. 123, Accounting for Stock-based Compensation, (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”), provided it discloses the effect of SFAS No. 123, as amended by SFAS No. 148, in the footnotes to the financial statements. Until the adoption of SFAS No. 123(R), Share-Based Payment, which becomes effective for the Company on January 1, 2006, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's 1999 Stock Incentive Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock-based awards to employees. For options granted to new Audible employees as part of their compensation package, the exercise price is determined by the closing price of Audible's common stock on the day immediately preceding each employee's start date. For the majority of additional option grants made to existing employees, the exercise price is determined based on the closing price of the day immediately preceding the grant date. The majority of the options granted vest over a fifty-month period and expire ten years from the date of the grant.

The Plan originally permitted up to 3,000,000 common stock shares to be issued under the plan. In September 2003, at the annual meeting of stockholders, the stockholders approved an amendment to the plan increasing the number of authorized common shares available for issuance under the plan to 4,200,000 shares. In June 2005, at the annual stockholders meeting, the stockholders approved an amendment to the plan increasing the number of authorized common shares available for issuance under the plan to 5,700,000 shares. As of September 30, 2005 and 2004, options to purchase 2,667,159 and 3,165,711, respectively, shares of common stock were outstanding. As of September 30, 2005 and 2004, 240,407 and zero, respectively, of restricted share awards had been granted.

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

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net (loss) income applicable to common shareholders as reported	$(189,030)	$483,884	$1,524,230	$(9,709,269)

Add: Total stock-based employee compensation cost included in reported net (loss) income applicable to common shareholders (based on intrinsic value method)	363,027	14,913	535,460	70,339

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(1,089,790)	(432,845)	(2,363,067)	(2,163,451)

Pro-forma net (loss) income applicable to common shareholders	$(915,793)	$(65,952)	$(303,377)	$(11,802,381)
Basic net (loss) income applicable to common shareholders per common share:
As reported	$(0.01)	$0.02	$0.06	$(0.48)
Pro forma	$(0.04)	$0.00	$(0.01)	$(0.58)

Diluted net (loss) income applicable to common shareholders per common share:
As reported	$(0.01)	$0.02	$0.06	$(0.48)
Pro forma	$(0.04)	$0.00	$(0.01)	$(0.58)

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has used the Black-Scholes option pricing model in calculating the fair value of options. The assumptions used and the weighted-average information for the three and nine months ended September 30, 2005 and 2004, are as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Risk-free interest rate	4.14%	3.66%	4.14%	3.66%
Expected dividend yield	--	--	--	--
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	111.1%	86%	116.2%	85%

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

(2) Reverse Stock Split

At the annual meeting of stockholders held on June 3, 2004, the stockholders approved a proposal to amend and restate the Company's certificate of incorporation to effect a reverse stock split and to decrease the authorized number of shares of common stock on a proportional basis. The proposal granted the Company's Board of Directors (“Board”) authority to effect a reverse stock split of the Company's common stock of between and including two and four shares to be combined into one share of common stock. No fractional shares were to be converted.

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

All share numbers and amounts have been retroactively restated for all periods presented to reflect the one for three reverse stock split.

(3) Property and Equipment

Property and equipment consists of the following:

	September 30, 2005	December 31, 2004
Studio equipment	$641,029	$549,359
Computer server and website equipment	5,443,377	4,567,189
Third party software	439,942	--
Office furniture and equipment	1,458,970	850,750
Leasehold improvements	945,273	827,317
Work in process - capitalized software development costs	768,352	28,384
Total property and equipment	9,696,943	6,822,999
Less: accumulated depreciation and amortization	(6,580,488)	(5,903,909)
Total property and equipment, net	$3,116,455	$919,090

Depreciation and amortization expense on property and equipment totaled $299,549 and $121,857, during the three month periods ended September 30, 2005 and 2004, respectively and $676,755 and $377,284 during the nine month periods ended September 30, 2005 and 2004, respectively.

At September 30, 2005 and December 31, 2004, respectively, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

	September 30, 2005	December 31, 2004
Computer server and website equipment	$743,302	$743,302
Less: accumulated amortization	(375,309)	(189,483)
Total computer server and website equipment, net	$367,993	$553,819

Work in process consists of expenditures made by the Company in the third quarter of 2005 for the development of various computer software projects incurred subsequent to the completion of the preliminary project stage. In accordance with SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company has capitalized external direct costs of material and services developed or obtained for these projects and payroll and payroll related expenses for employees directly associated with these projects.

(4) Accrued Expenses

The components of the accrued expenses balance are as follows:

	September 30, 2005	December 31, 2004
Royalties	$5,306,316	$1,882,039
Professional fees	844,009	346,000
Revenue sharing and bounty payments	609,561	304,718
Retail rebates and discounts	464,940	461,182
Accrued inventory costs	410,908	--
Refunds and chargebacks	310,991	168,584
Marketing	377,332	274,631
Consulting fees	237,862	--
Other accrued expenses	908,590	191,402
Total accrued expenses	$9,470,509	$3,628,556

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Stockholders' Equity

The following is a summary of the consolidated Stockholders' Equity activity for the nine months ended September 30, 2005:

	Common Stock		Treasury Stock
	Shares	Par value	Shares	Cost	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity

Balance at December 31, 2004	24,169,775	$241,697	(229,741)	$(184,740)	$187,248,675	$(154,173)	--	$(130,060,750)	$57,090,709

Cashless exercise of common stock warrants	23,733	237			(237)				--
Exercise of warrants	116,666	1,167			293,333				294,500
Exercise of options	221,852	2,219			621,300				623,519
Reversal of deferred compensation					(8,492)	8,492			--
Issuance of restricted stock awards					4,257,854	(4,257,854)			--
Cancellation of restricted stock awards					(278,899)	278,899			--
Issuance of options below fair value					269,500	(269,500)			--
Non-cash compensation charge - restricted stock, net						469,692			469,692
Non-cash compensation charge - options						65,767			65,767
Retirement of treasury stock	(229,741)	(2,297)	229,741	184,740	(182,443)				--
Income tax benefit from stock options exercised					96,985				96,985
Foreign currency translation adjustment							17,649		17,649
Net Income								1,524,230	1,524,230

Balance at September 30, 2005	24,302,285	$243,023	--	--	$192,317,576	$(3,858,677)	$17,649	$(128,536,520)	$60,183,051

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock

On February 6, 2004, in connection with the conversion of the outstanding Series A Preferred Stock (“Series A”), the Company issued 5,836,013 shares of common stock to Apax Partners (“Apax”). The Series A conversion was the result of a negotiated agreement under which, in addition to the 4,669,347 shares of common stock issuable upon conversion of the outstanding Series A shares in accordance with the terms of conversion, the Company issued to Apax 1,166,666 shares of common stock and warrants to purchase 333,333 shares of common stock. Of the additional 1,166,666 shares issued, 389,863 shares were issued in payment of cumulative accrued dividends at the date of conversion, and 776,803 shares together with the warrants to purchase 333,333 shares were issued as an inducement to Apax to convert its Series A shares. The warrants are exercisable at $21.00 per share and expire on February 5, 2011. The fair value of the 776,803 shares of common stock and the warrants to purchase 333,333 shares of $9,873,394 was recorded as a charge to arrive at a net loss applicable to common shareholders in the condensed consolidated Statement of Operations for the nine months ended September 30, 2004.

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

As of September 30, 2005 and December 31, 2004, the Company had issued 24,302,285 and 24,169,775 respectively, shares of common stock. As of September 30, 2005 and December 31, 2004, the Company had 3,790,955 and 3,635,660, respectively, shares of common stock reserved for common stock warrants, options and restricted stock.

Stock Options

The Company has on occasion issued options to purchase shares of common stock to employees at a price less than the fair value of the stock at the time of issuance. The difference between the fair value on grant date and the exercise price of options issued is recorded as deferred compensation, a component of stockholders' equity, and is amortized as compensation expense on a straight-line basis over the vesting term of the option. When employees who have these options leave the Company, the remaining un-expensed deferred compensation is reversed against additional paid-in-capital. During the three month periods ended September 30, 2005 and 2004, $31,533 and $14,913, respectively, and $65,767 and $70,339 during the nine month periods ended September 30, 2005 and 2004, respectively, of compensation expense was recognized, related to these transactions.

Restricted Stock

During the three and nine months ended September 30, 2005, the Company granted awards to receive 112,100 and 258,600 restricted shares, respectively, to employees under the Plan. The restricted shares either cliff-vest or vest periodically between three months to forty-eight months after the grant date. During the three months ended September 30, 2005, 18,193 units of restricted stock were cancelled due to an employee termination. The fair value of the restricted stock units on the grant date, as determined by the closing price of Audible's stock on the day immediately preceding the grant date, is recorded as deferred compensation, a component of stockholders' equity, and is amortized as compensation expense on a straight-line basis over the vesting term of the restricted stock award. When employees who have these restricted stock awards leave the Company prior to the final vesting date, the remaining un-expensed deferred compensation is reversed against additional paid-in-capital, and any previously recognized compensation expense related to awards that did not vest is reversed against additional paid-in-capital. Total non-cash compensation expense relating to the amortization of restricted stock units was $331,494 and $0 during the three month periods ended September 30, 2005 and 2004, respectively, and $469,693 and $0 during the nine month periods ended September 30, 2005 and 2004, respectively. Actual shares under these awards are not issued until vesting is complete. Under the terms of the restricted stock awards, unless different provisions are noted on the restricted stock award, the Company is required to issue to the recipient the number of whole shares of common stock that equals the number of vested whole restricted stock units following the date on which the restricted stock unit becomes vested.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrants

The Company issues common stock warrants to third parties in exchange for services. The fair values of warrants issued in exchange for services are determined in accordance with EITF Issue No. 96-18 and are recognized as an expense under fixed plan or variable accounting using the Black-Scholes pricing model depending on the terms of the agreements over the periods in which services are being performed. The assumptions used in the Black-Scholes pricing model to calculate fair values, including risk-free interest rate and volatility, were determined using available information on the measurement date. Expected dividend yield of zero was used for all calculations. For the three and nine month periods ended September 30, 2004, $0 and $267,171 was recognized as expense related to warrants. No expense related to warrants was recognized during the three and nine months ended September 30, 2005. There were no warrants issued in the 2005 periods. For the three and nine months ended September 30, 2004, none and 1,100,000 warrants were issued, respectively.

Treasury Stock

During the February 8, 2005 Board of Directors meeting, the Board voted that all 229,741shares of common stock held as treasury shares by the Company were to be retired, and the Company subsequently legally retired the treasury stock. Consequently, as of September 30, 2005 and December 31, 2004 the Company held zero and 229,741, respectively, shares of common stock as treasury stock.

Comprehensive Income

The following table sets forth comprehensive (loss) income for the periods indicated:

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net (loss) income	$(189,030)	$483,884	$1,524,230	$778,241
Other comprehensive income:
Foreign currency translation adjustment	90	--	17,649	--
Comprehensive (loss) income	$(188,940)	$483,884	$1,541,879	$778,241

(6) Random House Agreement

On May 5, 2000, Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint are distributed exclusively over the internet by Audible. As part of this alliance, Random House, through its subsidiary Random House Ventures, LLC, purchased 56,593 shares of Audible common stock from the Company for $1,000,000. Over the term of the agreement Audible was to contribute toward funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250,000, thereby reducing the total payments due from the Company under the agreement from $4,000,000 to $2,750,000. In exchange for this waiver, under the amendment the Company issued 1,250,000 shares of Series B stock to Random House Ventures. If they had not been converted, then on March 26, 2004 all outstanding shares of Series B stock would have automatically converted to shares of common stock at the then effective conversion price. These shares were converted on February 6, 2004 (see Note 5). Through December 31, 2002, $1,250,000 of the $2,750,000 obligation had been paid, with the remaining amount of $1,500,000 due in 2003 and 2004. On February 10, 2003, the agreement was further amended so that Audible was no longer required to pay the $1,500,000 in imprint fees that were due in 2003 and 2004.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of the Series B stock issued was determined in accordance with EITF Issue No. 01-1, Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash. Accordingly, using the measurement date of March 26, 2002, the fair value of the Series B stock issued was determined to be $1,137,500. On April 1, 2002 when the Series B was issued, the Company recorded $547,500 (the difference between the fair value of the shares and the previously recognized accrued liability of $590,000) as deferred services, a component of stockholders' equity, which was amortized as Cost of Content and Services Revenue on a straight-line basis through November 2002. There was no expense related to this agreement during the three and nine month periods ended September 30, 2005 and 2004.

The original agreement further provided for Random House to be granted a warrant to purchase 292,777 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and was being amortized as an expense on a straight-line basis over the 50-month term of the agreement. During the three and nine months ended September 30, 2004, $0 and $165,156, respectively, was recorded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in capital. No expense related to these warrants was recorded during the three and nine months ended September 30, 2005.

The warrants were accounted for using variable plan accounting whereby compensation costs varied each accounting period until the final measurement date.

The Company continued to operate under the general terms of the agreement, which expired on June 30, 2004. The Company and Random House are currently in discussion over the post-contract operating terms.

(7) Audible UK

In February 2005, the Company launched Audible UK, a spoken audio website service mirroring the audible.com service, but focused on the UK marketplace. Audible, Inc. purchased one share of Audible UK stock on February 7, 2005, which at that date became a wholly-owned subsidiary of Audible Inc. Audible UK began commercial operations on June 15, 2005.

(8) Audible Germany Agreement

On August 30, 2004, the Company, Verlagsgruppe Random House GmbH (“Random House”) and Holtzbrinck Networxs AG (“Holtzbrinck”) entered into a joint venture agreement (the “Joint Venture”) to form Audible GmbH (“Audible Germany”). Random House is an affiliate of Bertelsmann AG. Bertelsmann AG and its affiliates own approximately 5.6% of Audible's common stock, inclusive of certain common stock warrants held by the entities.

Audible Germany has the exclusive rights to operate a German language Audible website. Under the Joint Venture, Random House and Holtzbrinck each contributed approximately $16,542 in exchange for each receiving a 24.5% interest in Audible Germany. The Company was required to contribute $34,384 in exchange for a 51% interest in Audible Germany. After the initial formation, Random House and Holtzbrinck will provide additional financing of approximately $1,490,000 each in certain installments, subject to Audible Germany meeting certain milestones. As of September 30, 2005, the full amount has been funded by Random House and Holtzbrinck. In the event of liquidation of Audible Germany, this additional financing by Random House and Holtzbrinck accrues interest at 8% per annum and is senior to Audible's capital investment. The Company may, but is not obligated to, contribute additional capital to the entity. Any profits distributed by Audible Germany are to be distributed in accordance with the ownership interests.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has determined that Audible Germany is not a variable interest entity as defined in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46R”) because, as a development stage enterprise, Audible Germany has sufficient equity to permit it to finance the activities in which it is currently engaged in without additional subordinated financial support. In addition, the other criteria within FIN 46R that would characterize Audible Germany as a variable interest entity have not been met. Rather, Audible Germany is a voting interest entity.

Under EITF 96-16, Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, the Company has determined that the minority shareholders, together, have significant participatory rights, allowing them to participate in significant decisions of Audible Germany and to block significant decisions proposed by Audible. As a result of the significant participatory rights held by the minority shareholders, the Company does not have unilateral control over Audible Germany. Therefore, Audible does not consolidate the results of Audible Germany but rather accounts for its investment in Audible Germany under the equity method of accounting. Under the equity method of accounting, the Company records 51% of the profits, if any, and 51% of the equity losses but only until such time that the Company records losses equal to the initial investment of the Company plus any profits previously recorded. Audible has no further obligation to fund the operations of Audible Germany. The Company will continue to monitor its portion of unreported equity losses in the event that Audible Germany subsequently generates income. The Company would resume applying the equity method after its share of profits equals the unreported equity method losses.

In connection with the Joint Venture, on August 30, 2004, the Company entered into a license and services agreement with Audible Germany (the “License”). Under the License, Audible Germany intends to launch a German language spoken word audio service. The terms provide for the Company to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, Audible Germany is required to pay Audible $30,000 each month for a period of 30 months, beginning in September 2004. Every 60 days during this agreement, the parties meet to review and accept the services. The monthly payments are subject to refund if Audible Germany does not accept the services, subject to reasonable cure. Under the License, Audible recognizes $30,000 of revenue per month once Audible Germany has agreed that the services delivered for the prior 60-day period were satisfactory and collection of the amount is reasonably assured. Also under the License, Audible Germany will pay the Company royalties ranging from 0.5% to 3% of revenue up to an annual royalty cap of the U.S. dollar equivalent of €1.5 million, subject to Audible Germany achieving certain operating margins.
During the three and nine month periods ended September 30, 2005 the Company recognized $90,000 and $300,000 respectively, in related party revenue under the license agreement as the related services were delivered and accepted on or before September 30, 2005. In addition, the Company also recognized $17,863 and $68,049, in billings for certain incremental reimbursable costs incurred in connection with the License in accordance with EITF 01-14 during the three and nine months ended September 30, 2005, respectively. During the three and nine month periods ended September 30, 2004, the Company recognized $44,929 in related party revenue under this license agreement. There were no billings for incremental reimbursable costs during the three and nine months ended September 30, 2004. These amounts are included in related party revenue on the condensed consolidated Statements of Operations. No royalties have been received by the Company under the license.

(9) France Loisirs Agreement

On September 15, 2004, the Company, France Loisirs S.A.S. (“France Loisirs”) and Audio Direct S.A.S., a wholly owned subsidiary of France Loisirs (“Audio Direct”), entered into a 24-month Master Alliance Agreement (the “Agreement”). France Loisirs is a wholly owned subsidiary of Bertelsmann AG. Bertelsmann AG and its affiliates own 5.6% of Audible's common stock, inclusive of certain common stock warrants held by the entities.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the Agreement, in the first quarter of 2005, France Loisirs launched a French language spoken word audio service through Audio Direct. The terms provide for Audible to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, France Loisirs is required to pay Audible $1,000,000, payable as follows: $250,000 in September 2004, $250,000 in October 2004, $250,000 in January 2005 and $20,833 for each of the following 12 months. As of September 30, 2005, the Company had received the three installments of $250,000 each and three monthly payments of the $20,833. Commencing the first fiscal year after the business achieves positive net income, the Company will receive a royalty of 5% of the business's net paid revenue. Net paid revenue refers to net revenues for digital spoken word content after the deduction of taxes but excluding certain hardware revenue. The 5% royalty will apply until the business net paid revenue exceeds €20,000,000. Once net paid revenue exceeds €20,000,000, the Company will receive a flat fee of €1,000,000. If net paid revenue exceeds €33,300,000, the Company will receive a royalty payment of €1,000,000, plus 3% of net paid revenue in excess of €33,300,000. An additional royalty is payable equal to one-half of the distributable pre-tax profits of the business.

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

During the three and nine month periods ended September 30, 2005, the Company recognized $125,000 and $375,000, respectively, in related party revenue in connection with this agreement, representing the straight-line recognition of $1,000,000 in revenue being recognized over the 24-month term of the agreement. During the three and nine month periods ended September 30, 2004 the company recognized $20,833 in related party revenue in connection with this agreement. In addition, for the three and nine month periods ended September 30, 2005 the Company recognized $30,494 and $53,839, respectively, in billings for certain incremental reimbursable costs incurred in connection with the License in accordance with EITF 01-14. There were no billings for incremental reimbursable costs during the three and nine months ended September 30, 2004. These amounts are included in related party revenue on the condensed consolidated Statements of Operations.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Product Development, Licensing, Marketing and Distribution Agreement

On May 16, 2005, the Company entered into a five-year agreement with a new content provider to develop, license, market and distribute audio content. The Company will be paid an exclusivity fee, a product development fee and production fees for audio content produced under the agreement. In addition, the Company will make royalty and revenue sharing payments to the publisher based on sales of the products produced. As of September 30, 2005, the Company received $325,000 from the publisher  in connection with this agreement. The fees associated with this agreement are being amortized over a 58 month period beginning in the month the Company commenced production of audio through the expiration of the agreement. During the three and nine month periods ended September 30, 2005 the Company recorded $51,725 as other revenue in connection with this agreement. As of September 30, 2005, the Company recorded $248,280 and $24,995 as deferred revenue current and non-current, respectively on the accompanying condensed consolidated Balance Sheet, relating to this agreement, representing cash received in advance of being recognized as revenue.

(11)   Employee Benefit Plan

The Company has a 401(k) plan based on contributions from employees and discretionary Company contributions. As of December 31, 2004, the Company had never contributed to the 401(k) plan. Beginning January 1, 2005, the Company has adopted a policy to match up to the first two percent of salary contributions made from employees into the 401(k) plan. During the three and nine month periods ended September 30, 2005 the Company made contributions of $34,654 and $85,241, respectively.

(12) Commitments and Contingencies

Lease Obligations

The Company has an operating lease on its office space in Wayne, New Jersey that expires in December 2008. The lease contains a renewal option for a period of three years. The Company signed a lease for additional space in the Wayne office, which also expires December 2008. In February 2005, Audible UK signed a one year lease for office space, which includes office amenities. This lease was subsequently amended in the second quarter of 2005 for additional space and will expire in May 2006. Total future minimum lease obligations as of September 30, 2005 under these lease arrangements are $1,717,742.

Rent expense of $139,705 and $92,776 was recorded under operating leases for the three months ended September 30, 2005 and 2004, respectively, and $378,791 and $278,327 for the nine months ended September 30, 2005 and 2004, respectively.

There are no future minimum lease payments due under capital leases as of September 30, 2005, which were paid in full during the first quarter of 2005.

Royalty Obligations

Royalty obligations represent payments to be made to various content providers pursuant to minimum guarantees under their royalty agreements, net of royalties expensed. The royalty obligations recorded in the accompanying condensed consolidated Balance Sheets are classified between current and non-current based on the payment terms specified in the agreements.

Service Agreements
The Company has entered into operational and marketing agreements with various vendors to provide certain services. The majority of the amounts committed are for hosting services related to the Company's website.

Committed Purchases

Committed purchases represent agreements the Company has made for future purchases of goods and service. The balance primarily consists of purchases for digital audio players and network and operating systems equipment.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Cash Commitments and Obligations

The following table shows future cash payments due under the Company's commitments and obligations as of September 30, 2005, except as noted in footnote (2) below:

Year	Operating Leases	Royalty Obligations (1)	Service Agreements	Committed Purchases (2)	Total
2005	$84,329	$224,650	$1,300,317	$4,407,030	$6,016,326
2006	527,943	357,580	2,168,567	--	3,054,090
2007	558,335	--	1,748,496	--	2,306,831
2008	547,135	--	1,260,629	--	1,807,764
2009	--	--	--	--	--
2010 and thereafter	--	--	--	--	--
Total	$1,717,742	$582,230	$6,478,009	$4,407,030	$13,185,011

(1) Reflected in the current and non-current liabilities respectively, on the accompanying September 30, 2005 condensed consolidated Balance Sheet.

(2) Includes $2,968,311 committed in October 2005.

Contingencies

Various legal actions, claims, assessments and other contingencies arising in the normal course of business, including certain matters described below, are pending against the Company. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters which it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at September 30, 2005 that may result from those matters for which accruals have been recorded is not ascertainable, the Company believes that any amounts exceeding the recorded accruals would not materially affect its financial condition.

In June 2001, the Company and certain of its officers were named as defendants in a securities class action filed in United States District Court for the Southern District of New York related to the Company's initial public offering (“IPO”) in July 1999. The lawsuits also named certain of the underwriters of the IPO as well as certain of the Company's directors and former directors as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”). An amendment complaint was filed on April 19, 2002. The complaints allege that the prospectus and the registration statement for the Company's IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the Company's IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company's stock. The Company and certain of its officers, directors, and former directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorneys’ and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002 the Company along with other non-underwriter defendants in the coordinated cases also moved to dismiss the IPO Litigations. On February 19, 2003, the court ruled on the motions. The court granted the Company's motion to dismiss the claims against the Company under Rule 10b-5, due to the insufficiency of the allegations against the Company. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. The Company's individual officers, directors and former director defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

In June 2003, a proposed settlement of this litigation was reached among the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers' insurance companies. The settlement would provide, among other things, a release for the Company and for the individual defendants for the conduct alleged to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company that may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurance carriers.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2004, the proposed settlement was submitted to the court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiff and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. The court granted preliminary approval on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement cases. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006. The settlement fairness hearing has been set for April 26, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the Company cannot accurately predict the ultimate outcome of the matter.

Starting on or about February 22, 2005, several class actions were filed against Audible and two of the Company's executives in the United States District Court for the District of New Jersey.  The plaintiffs purport to represent a class consisting of all persons (other than Audible's officers and directors and their affiliates) who purchased the Company's securities between November 2, 2004 and February 15, 2005 (the "Class Period").  The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 there under by failing to make complete and accurate disclosures concerning the Company's future plans and prospects.  The individual defendants are also alleged to be liable under Section 20(a) of the Exchange Act.  All of the defendants are alleged to have sold stock at inflated prices during the Class Period.

In April 2005, a derivative action was filed in the state court of New Jersey against Audible, the two executives named as individual defendants in the class actions described above, six of the Company's outside directors, and three of the Company's stockholders.  The derivative action makes the same factual allegations as the class actions described above and adds allegations that the six outside directors named as defendants and/or the stockholders who nominated them sold stock at inflated prices at or about the time of the secondary offering of securities that the Company made in November 2004. The plaintiff in this derivative action purports to seek a recovery of the damages allegedly sustained by Audible rather than by investors who allegedly purchased securities at inflated prices.

In May 2005, the Company learned of a second derivative action which was filed during April 2005 in the United States District Court for the District of New Jersey against Audible, the two executives named as individual defendants in the class actions described above, and all seven of the Company's outside directors. The derivative action makes the same allegations as the class actions described above and adds allegations that all of the individual defendants are responsible for an alleged failure of internal controls that resulted in the 45-day delay in the filing of the Company's Form 10-K for 2004. The plaintiff in this derivative action purports to seek a recovery of the damages allegedly sustained by Audible rather than by investors who allegedly purchased securities at inflated prices.

The Company believes that all of the claims described above are without merit and intends to defend the actions vigorously. Due to the inherent uncertainties of litigation and because these actions are at a preliminary stage, the Company cannot accurately predict the ultimate outcome of these matters.

In May 2005, Digeo, Inc. commenced an action against Audible for patent infringement in Federal District Court in the State of Washington. The Company has filed an answer asserting the patent is invalid and unenforceable and that its services do not fall within the scope of the claims of the Digeo patent. The parties are in the midst of discovery. The Company believes the claims made in the complaint are without merit and will not have a material adverse impact on its financial position or results of operations.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest and Taxes

The Company paid interest of $1,495 and $26,347 during the nine month periods ended September 30, 2005 and 2004, respectively.

No income taxes were paid in the nine month periods ended September 30, 2005 and 2004.

(14)   Customer Concentration

For the three month periods ended September 30, 2005 and 2004, Apple Computer accounted for 14.3% and 11.1% of total revenue, respectively, and for the nine month periods ended September 30, 2005 and 2004, Apple Computer accounted for 13.6% and 10.0% of total revenue, respectively.

As of September 30, 2005 and December 31, 2004, Apple Computer accounted for 61.3% and 66.7%, respectively, of the Company's accounts receivable.

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

Overview

Audible, Inc. is the Internet's leading provider of digital spoken entertainment, information and educational programming for playback on personal computers, CDs or AudibleReady mobile listening devices. Our customers purchase and download their choice of thousands of audiobooks, audio editions of leading newspapers or magazines or other exclusive and original programming. The Audible service allows consumers to download content for enjoyment where and when they prefer. In addition to enabling our customers to enjoy their choice of thousands of hours of entertainment, we also help them make better use of their time by allowing them to listen to books, newspapers, magazines or time-shifted radio programming that, due to their busy lives, they would otherwise not have the time to read. Audible has a direct online presence in four markets: the US, the UK, Germany and France. Our main location of operations is in Wayne, New Jersey. Under the September 2003 agreement, Audible.com is also the Apple iTunes Music Store's exclusive provider of paid spoken content for digital distribution, subject to certain, limited exceptions.

Audible has nearly 80,000 hours of audio programs and over 270 content providers that include leading audio book publishers, broadcasters, entertainers, magazine and newspaper publishers and business information providers, 62% of which are exclusive relationships. Most of our customers join the AudibleListener program, where for a monthly fee, they may download and listen to a prescribed number of digital audio programs of their choice. AudibleListeners provide us with their credit card information and are billed monthly in advance for the AudibleListener service. Customers may also purchase individual audio titles from us on an á la carte basis.

Since launching the service in 1997, more than 721,000 customers in 120 countries have purchased content at audible.com. We believe our growth has been driven primarily by our strong collection of content, value to our customers by the growing trends of downloading and listening to audio on-the-go, and by the growing market for digital audio devices that securely play content from audible.com. We promote the Audible service through advertising and promotion programs, co-marketing partnerships with device manufacturers, online promotions, promotions with retailers and our customer-get-customer referral program. In addition, customers at the Apple iTunes Music Store can purchase and download Audible content of their choice.

The key drivers of our business include new customer growth, the cost of acquiring a customer, our customer cancellation rate, controlling our costs and sales of Audible content through the Apple iTunes Music Store. Our new customer growth is a function of developing compelling advertising and promotional programs to encourage people to try the Audible service for the first time, as well as the creation of marketing partnerships that similarly encourage consumers to try our service. A key source of new AudibleListeners is our device rebate program. Under this program, AudibleListeners that commit to our AudibleListener service for a period of time qualify for a $100 rebate or discount on the purchase of certain AudibleReady devices, such as an Apple iPod, PocketPC or smartphone. Other sources of new AudibleListeners include free trial programs, our “tell a friend” customer-get-customer program and our marketing efforts directed at converting á la carte purchasers to AudibleListener members. We manage customer acquisition costs by entering primarily into co-marketing deals where we pay for results, rather than advertising impressions. We believe that by targeting qualified customers and providing them with a wide range of high value content, a compelling value proposition and solid customer service minimizes our customer cancellation rate.

We plan to continue to focus on new customer growth, expanding our content selection, improving the Audible service, broadening the range of AudibleReady listening devices, broadening our range of marketing and sales partnerships, providing solid customer service, controlling our costs, pursuing our strategic initiatives of international expansion, entering the consumer and institutional learning markets, as well as facilitating wireless delivery and the podcasting of premium content to our customers.

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

Our revenue is derived from four main categories: (1) content and services revenue, which includes consumer and educational content and corporate services, (2) hardware revenue, (3) related party revenue, and (4) other revenue.

Consumer content revenue consists of content sales made from our website and content sold through our agreement with the Apple iTunes Music Store. We use real-time credit card authorization for sales transactions which are made through our website. We recognize revenue from the sale of individual content titles in the period when the content is purchased. We recognize revenue from the sale of content subscriptions pro rata over the term of the subscription period. We recognize revenue from the sale of monthly AudibleListener memberships ratably over the AudibleListener's monthly membership period. This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred at month end and recognized as content revenue in the following month. We recognize revenue from the sale of UltimateListener, our prepaid discounted content package, and gift programs when the content is downloaded.

Part of our marketing strategy to acquire new AudibleListeners includes retail promotions in which we pay retailers to offer discounts to consumers on their purchase of AudibleReady devices if they become AudibleListeners for twelve months. We also have retail promotions in which we purchase electronic discount certificates or gift cards from retailers and give them away to our customers when they sign up to be AudibleListeners for twelve months. Point of sale rebates, which are discounts given by a third party retailer to a customer on the purchase of a digital audio player at the point of sale of the Audible membership, are recorded as a reduction of revenue in the period the discount is given in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), or EITF 01-9. The cost of discount certificate rebates and gift cards that are given to a customer by Audible at the time the customer purchases the Audible membership are recorded as a cost of content and services revenue in accordance with EITF 01-9. As a result, these costs, which we consider marketing, are not included in marketing expense but instead are recorded either as a reduction of revenue or as part of cost of content and services revenue as described above. Customer returns and chargebacks are also recorded as a reduction in revenue. Estimates for future refunds and chargebacks are made and recorded as an allowance for refunds and chargebacks at each period end.

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

Other revenue consists of revenue from a license for certain technology rights granted to a device manufacturer recognized on a straight-line basis over the term of the agreement, commissions earned from a retail partner related to our referral of customers to purchase their digital mobile players and revenues earned under a new product development, licensing, marketing, and distribution agreement. Retail partner commissions are based on a percentage of the purchase price of the players and are recognized when customer purchases are made.

We have marketing agreements with device manufacturers such as Apple Corp., Palm, Inc., Hewlett-Packard, Motorola, Kenwood, Creative Labs and Rio Audio. Under these agreements, the device manufacturer will receive a portion of the content revenue generated over a specified period of time from each new Audible customer referred by them or using their hand-held electronic device. For example, when a purchaser of an Apple iPod accesses audible.com to download content, Apple Corp. receives a percentage of the revenue related to content downloaded by this purchaser. These revenue sharing arrangements typically last one or more years from the date the device user becomes an Audible customer. We have also entered into marketing agreements with Amazon.com, Microsoft, The New York Times Company, Dow Jones (The Wall Street Journal), XM Satellite Radio, Harlequin Enterprises, Bookspan and others to promote our content to their customers, either directly or indirectly under which these marketing partners will receive payments from us. The payments to these marketing partners are generally based upon driving potential customers to the Audible website who then become customers.

We have also established relationships with electronics vendors such as Crutchfield, Micro Center, and MobilePlanet.com, to promote our AudibleListener membership plan at the point of purchase, offering consumers a discount against the cost of an AudibleReady device. Retailers such as Target, Best Buy and Wal Mart sell Audible book gift cards entitling the purchaser to download an audio book from Audible.com.

In February 2005, we launched Audible UK, a spoken audio website service mirroring our existing audible.com service, but focused on the UK marketplace. Audible UK was formed on February 7, 2005, and is a wholly owned subsidiary of Audible Inc. Audible UK began commercial operations on June 15, 2005.

On August 30, 2004, Audible Inc., Verlagsgruppe Random House GmbH, and Holtzbrinck networXs AG entered into a joint venture agreement to form Audible GmbH, or Audible Germany. Audible Germany has the exclusive rights to operate a German language Audible website. Under the joint venture, Random House and Holtzbrinck each contributed approximately $16,000 in exchange for each receiving a 24.5% interest in Audible Germany. We contributed approximately $34,000 in exchange for a 51% interest in Audible Germany. Following initial formation, Random House and Holtzbrinck are obligated to provide additional financing of approximately $1,490,000 each in certain installments subject to Audible Germany meeting certain milestones. As of September 30, 2005, the full amount has been funded by Random House and Holtzbrinck. In the event of liquidation of Audible Germany, this additional financing by Random House and Holtzbrinck, which accrues interest at 8% per annum, is senior in right of payment to our investment. We may, but we are not obligated to, contribute additional capital to the entity. Pursuant to a license agreement, beginning in September 2004, Audible Germany is required to pay us $30,000 per month for thirty months subject to certain conditions. The agreement also requires Audible Germany to pay us a royalty ranging from 0.5% to 3% of Audible Germany's revenue up to an annual royalty cap of the U.S. dollar equivalent of €1.5 million, subject to Audible Germany achieving certain operating margins. Audible Germany is a related party to Audible.

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

In September 2003, we entered into a four year agreement with Apple Computer, Inc. under which Audible is the Apple iTunes Music Store's exclusive provider of spoken word content for digital distribution, subject to certain, limited exceptions. Under the agreement, Apple is required to incorporate into the Apple iTunes jukebox software AudibleReady features to enable owners of personal computers and the Apple iPod to download and listen to spoken audio from audible.com. The iTunes Music Store is the only digital download music service through which we are permitted to distribute our content. We began selling content at the Apple iTunes Music Store in October 2003. Apple may convert the agreement to a non-exclusive arrangement for both us and Apple upon 120 days prior written notice, although Apple will have a continuing obligation to incorporate AudibleReady features into the Apple iPod and Apple iTunes jukebox software. Under the agreement, when the Apple iTunes Music Store sells Audible content, we receive from Apple a fixed price per content title.

As of February 6, 2004, following the conversion of all of our preferred stock, we no longer have any capital stock outstanding having special preferences or privileges.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue, net:
Content and services:
Consumer content	98.2%	98.2%	98.9%	98.4%
Point of sale rebates	(1.2)	(1.1)	(1.8)	(1.2)
Services	0.2	0.2	0.2	0.2
Total content and services	97.2	97.3	97.3	97.4
Hardware	0.8	2.0	0.7	2.2
Related party revenue	1.6	0.7	1.8	0.3
Other	0.4	0.0	0.2	0.1
Total revenue, net	100.0	100.0	100.0	100.0

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	35.3	30.6	34.6	31.1
Discount certificate rebates	1.8	4.7	2.8	3.2
Total cost of content and services revenue	37.1	35.3	37.4	34.3
Cost of hardware revenue	5.0	8.1	3.2	7.8
Operations	14.7	14.2	14.7	15.2
Technology and development	13.8	13.7	12.8	15.8
Marketing	19.9	12.7	19.0	13.8
General and administrative	14.2	10.3	12.5	9.8
Total operating expenses	104.7	94.3	99.6	96.7

(Loss) income from operations	(4.7)	5.7	0.4	3.3

Other income (expense):
Interest income	3.3	0.2	3.2	0.3
Interest expense	0.0	(0.1)	0.0	(0.1)
Other income, net	3.3	0.1	3.2	0.2
(Loss) income before income taxes	(1.4)	5.8	3.6	3.5
Income tax benefit (expense)	0.3	-0.6	-0.2	(0.3)

Net (loss) income	(1.1)	5.2	3.4	3.2
Total preferred stock expense	0.0	0.0	0.0	(43.5)
Net (loss) income applicable to common shareholders	(1.1)%	5.2%	3.4%	(40.3)%

Three months ended September 30, 2005 compared to three months ended September 30, 2004.

Content and service revenue:	Three months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$16,304,871	$9,026,726	$7,278,145	80.6%

Content and services revenue consists of AudibleListener membership revenue, revenue from single title sales, revenue from subscriptions, revenue from sales at the Apple iTunes Music Store and library revenue. We deduct the cost of point of sale rebates from content and services revenue.

Content and services revenue grew during the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due primarily to the growth in our customer count as well as sales at the Apple iTunes Music Store. Our customer count grew from approximately 430,000 as of September 30, 2004 to more than 721,000 as of September 30, 2005. Included in these numbers are new AudibleListener memberships added during the period, which increased to approximately 62,000 new members in the 2005 period from approximately 31,000 new members in the 2004 period. The revenue growth was mainly due to new AudibleListener members, which was due to increases in marketing spending and our continued development of the various channels we use to recruit new customers. We recognized approximately $2,405,000 in revenue during the three months ended September 30, 2005 from sales of Audible content at the Apple iTunes Music Store, compared to approximately $1,026,000 in the same period in 2004. Our customer count includes all customers who have purchased Audible content at www.audible.com. Our customer count does not include customers who purchased our content at the Apple iTunes Music Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing drove the increase in our customer count.

Hardware revenue:	Three months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$141,790	$186,408	$(44,618)	(23.9)%

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

Related party revenue:	Three months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$263,358	$65,762	$197,596	300.5%

Related Party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany which were entered into during the third quarter of 2004.

Related party revenue for the three months ended September 30, 2005 and 2004 included $125,000 and $20,833, respectively, in fees earned from our agreement with France Loisirs representing the prorated amount of the straight-line recognition of $1,000,000 in fees being recognized over the 24-month term of the agreement and $30,494 and $0, respectively, in billings to France Loisirs for reimbursement of certain incremental costs incurred by us in connection with the joint venture in accordance with EITF 01-14. Also included in related party revenues during the three months ended September 30, 2005 and 2004 were $90,000 and $44,929, respectively, in fees earned from our agreement with Audible Germany and $17,864 and $0, respectively, in billings to Audible Germany for reimbursement of certain incremental costs incurred by us in connection with the joint venture in accordance with EITF 01-14.

Other revenue:	Three months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$60,275	$--	$60,275	--

Other revenue for the three month period ended September 30, 2005 primarily included $57,125 of revenue earned from a new product development, licensing, marketing, and distribution agreement, representing the recognized amount of the total fees being amortized over a 58 month period. There was no Other Revenue for the 2004 period.

Cost of content and service revenue:	Three months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

Royalties and other content charges	$5,919,011	$2,838,098	$3,080,913	108.6%
Discount certificate rebates	$297,860	$434,170	$(136,310)	(31.4)%

Cost of content and services revenue consists primarily of royalties incurred, discount certificate rebates, and the amortization of publisher royalty advances.

Royalties and other content charges as a percentage of total revenues increased from 30.6% for the three months ended September 30, 2004 to 35.3% for the three months ended September 30, 2005. This increase was primarily due to the product mix and quantity of titles sold, including sales at the Apple iTunes Music Store, and an increase in royalties incurred for select titles. Discount certificate rebates, introduced in 2004, are electronic discount certificates or gift cards given to certain AudibleListeners who commit to joining the AudibleListener program for twelve months. AudibleListener customers use these when purchasing an AudibleReady digital audio player.

Cost of hardware revenue:	Three months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$840,463	$747,734	$92,729	12.4%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

During the third quarter of 2005, we changed the digital audio player given away to customers when they become AudibleListener members. The new audio player has a higher unit cost than the one previously offered and therefore resulted in a higher cost of hardware revenue in the 2005 period, despite a reduction in the number of units shipped.

Operations expense:	Three months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$2,461,166	$1,318,442	$1,142,724	86.7%

Operations expense consists of payroll and related expenses for content acquisition, education, editorial, audio conversion, programming and customer service and credit card fees.

Operations expenses increased in the 2005 period primarily due to approximately $582,000 in higher personnel expenses, approximately $283,000 in higher outside services expenses and approximately $232,000 in higher credit card fees. These increases were primarily related to customer and revenue growth.

Technology and development:	Three months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$2,324,678	$1,271,737	$1,052,941	82.8%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expenses in the 2005 period was primarily due to approximately $406,000 in higher personnel costs, approximately $363,000 in higher outside service expenses, and approximately $272,000 in higher maintenance and repair costs, and supplies purchased.

Marketing:	Three months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$3,344,560	$1,180,929	$2,163,631	183.2%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners, and shipping and handling costs associated with selling digital devices.

Marketing expenses were higher in the 2005 period primarily due to approximately $1,165,000 in higher co-marketing and bounty fees, approximately $605,000 in higher advertising and promotional expenses and approximately $435,000 in higher personnel expenses. This was offset by a decrease of approximately $52,000 in public relations fees and approximately $51,000 in shipping and handling fees. As we continue to obtain new customers through our marketing partners, these expenses will continue to grow.

General and administrative:	Three months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$2,375,895	$959,518	$1,416,377	147.6%

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The increase in general and administrative expense in the 2005 period was primarily due to approximately $599,000 in increased legal and other professional fees, approximately $418,000 in increased personnel expenses, $116,000 in increased audit and related fees, which included fees related to Sarbanes-Oxley compliance activities, and approximately $103,000 in increases related to expenses in international operations.

Other Income and Income Taxes:	Three months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

Other income, net	$553,994	$13,398	$540,596	4,034.9%

Income tax benefit (expense)	$50,315	$(57,782)	$108,097	187.1%

Other Income, net consists of interest income and interest expense. The increase in other income, net was mainly due to interest earned on the investment of funds in short-term investments, which consisted of governmental agency notes and mortgage-backed securities. We had no such investments as of September 30, 2004.

We have recorded an income tax benefit of $50,315 for the three month period ended September 30, 2005. This benefit was recorded to arrive at the year to date tax expense of $97,535, which was based upon our estimated 2005 domestic effective tax rate of approximately 3.6%. This income tax expense consists of U.S. alternative minimum tax and New Jersey corporate business tax, and is based upon our estimates for the 2005 tax year. The income tax expense is driven by statutory limitations on the utilization of net operating loss carryforwards for U.S. alternative minimum tax and New Jersey purposes, however it is assumed that the net operating loss carryforward will not be limited for U.S. regular income tax purposes. Future utilization of our net operating loss carryforwards for U.S. regular income tax purposes, may be affected by the Tax Reform Act of 1986, which imposes limitations on our use of net operating loss carryforwards because certain changes have occurred in the ownership of our common stock over the years.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004.

Content and service revenue:	Nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$43,755,036	$23,486,224	$20,268,812	86.3%

Content and services revenue consists of AudibleListener membership revenue, revenue from single title sales, revenue from subscriptions, revenue from sales at the Apple iTunes Music Store and library revenue. We deduct the cost of point of sale rebates from content and services revenue.

Content and services revenue grew during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due primarily to the growth in our customer count as well as sales at the Apple iTunes Music Store. Our customer count grew from approximately 430,000 as of September 30, 2004 to more than 721,000 as of September 30, 2005. Included in these numbers are new AudibleListener memberships added during the period, which increased to approximately 172,000 new members in the 2005 period from approximately 76,000 new members in the 2004 period. The revenue growth was mainly due to new AudibleListener members, which was due to increases in marketing spending and our continued development of the various channels we use to recruit new customers. We recognized approximately $6,128,000 in revenue during the nine months ended September 30, 2005 from sales of Audible content at the Apple iTunes Music Store, compared to approximately $2,411,000 in the same period in 2004. Our customer count includes all customers who have purchased Audible content at www.audible.com. Our customer count does not include customers who purchased our content at the Apple iTunes Music Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing drove the increase in our customer count.

Hardware revenue:	Nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$331,686	$530,874	$(198,188)	(37.5)%

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

Related party revenue:	Nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$796,889	65,762	$731,127	1,111.8%

Related Party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany which were entered into during the third quarter of 2004.

Related party revenue for the nine months ended September 30, 2005 and 2004 included approximately $375,000 and $20,833, respectively, in fees earned from our agreement with France Loisirs representing the prorated amount of the straight-line recognition of $1,000,000 in fees being recognized over the 24-month term of the agreement and $53,840 and $0, respectively, in billings to Audible France Loisirs for reimbursement of certain incremental costs incurred by us in connection with the joint venture in accordance with EITF 01-14. Also during the nine months ended September 30, 2005 and 2004 included in related party revenues were $300,000 and $44,929, respectively, in fees earned from our agreement with Audible Germany and $68,049 and $0, respectively, in billings to Audible Germany for reimbursement of certain incremental costs incurred by us in connection with the joint venture in accordance with EITF 01-14.

Other revenue:	Nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$89,009	$32,257	$56,752	175.9%

Other revenue for the nine month period ended September 30, 2005 primarily consisted of commissions earned by us for referring customers to a retail partner to purchase a digital audio device, which is recognized in the period when the purchase is completed, and revenue earned from a new product development, licensing, marketing, and distribution agreement, representing the recognzied amount of the total fees being amortized over a 58 month period. For the nine month period ended September 30, 2004, other revenue consisted of the straight-line amortization of revenue derived from technology licensing fees.

Cost of content and service revenue:	Nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

Royalties and other content charges	$15,553,805	$7,492,866	$8,060,939	107.6%
Discount certificate rebates	$1,261,591	$778,505	$483,086	62.1%

Cost of content and services revenue consists primarily of royalties incurred, discount certificate rebates, and the amortization of publisher royalty advances.

Royalties and other content charges as a percentage of total revenues increased from 31.1% for the nine months ended September 30, 2004 to 34.6% for the nine months ended September 30, 2005. This increase was primarily due to the product mix and quantity of titles sold, including sales at the Apple iTunes Music Store, and an increase in royalties incurred for select titles. Discount certificate rebates, introduced in 2004, are electronic discount certificates or gift cards given to certain AudibleListeners who commit to joining the AudibleListener program for twelve months. AudibleListener customers use these when purchasing an AudibleReady digital audio player.

Cost of hardware revenue:	Nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$1,460,169	$1,879,337	$(419,168)	(22.3)%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

The cost of hardware revenue decreased in the 2005 period primarily due to the decrease in the number of digital audio players given away to customers. During August 2005, we changed the digital audio player given away to customers when they become AudibleListener members. The new audio player has a higher unit cost than the one previously offered, however the decrease in costs related to the reduction in units shipped was larger than the increase due to the increase in unit cost for the nine month period.

Operations expense:	Nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$6,587,547	$3,658,374	$2,929,173	80.1%

Operations expense consists of payroll and related expenses for education, content acquisition, editorial, audio conversion, programming and customer service and credit card fees.

Operations expense increased in the 2005 period primarily due to approximately $1,304,000 in higher personnel expenses, approximately $747,000 in higher outside services expenses and approximately $592,000 in higher credit card fees. These increases were primarily related to customer and revenue growth.

Technology and development:	Nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$5,771,436	$3,807,839	$1,963,597	51.6%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expenses in the 2005 period was primarily due to approximately $799,000 in higher personnel costs, approximately $717,000 in higher consultant expenses and approximately $583,000 in higher maintenance and repair costs, and supplies purchased, offset in part by a decline of approximately $353,000 in web-hosting fees.

Marketing:	Nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$8,539,016	$3,332,926	$5,206,090	156.2%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to marketing partners, and shipping and handling costs associated with selling digital devices.

Marketing expenses were higher in the 2005 period primarily due to approximately $2,727,000 in higher co-marketing and bounty payments, approximately $1,690,000 in higher advertising and promotional expenses, approximately $830,000 in higher personnel expenses and approximately $137,000 in higher public relations and other promotional costs. This increase was offset in part by the absence during the 2005 period of approximately $267,000 in warrant charges incurred during the 2004 period. As we continue to obtain new customers through our marketing partners, these expenses will continue to grow.

General and administrative:	Nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

	$5,600,114	$2,367,233	$3,232,881	136.6%

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The increase in general and administrative expense in the 2005 period was primarily due to approximately $938,000 in increased audit and related fees, which included fees related to Sarbanes-Oxley compliance activities, approximately $792,000 in increased personnel expenses, approximately $692,000 in increased legal fees and other professional fees, approximately $230,000 in international operating expansion, which began in the first quarter of 2005, approximately $132,000 in increased depreciation and amortization expenses, approximately $106,000 in higher supplies and administrative costs and approximately $85,000 in 401(k) matching contribution expense.

Other Income and Income Taxes	Nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)	$ Change	% Change

Other income, net	$1,422,823	$56,775	$1,366,048	2,406.1%

Income tax expense	$(97,535)	$(76,571)	$20,964	27.4%

Other Income, net consists of interest income and interest expense. The increase in other income, net was mainly due to interest earned on the investment of funds in short-term investments, which consisted of governmental agency notes and mortgage-backed securities. We had no such investments as of September 30, 2004.

We have recorded a income tax expense of $97,535 for the nine month period ended September 30, 2005. This income tax expense consists of U.S. alternative minimum tax and New Jersey corporate business tax, and is based upon our estimates for the 2005 tax year. The income tax expense is driven by statutory limitations on the utilization of net operating loss carryforwards for U.S. alternative minimum tax and New Jersey purposes, however it is assumed that the net operating loss carryforward will not be limited for U.S. regular income tax purposes. Future utilization of our net operating loss carryforwards for U.S. regular income tax purposes, may be affected by the Tax Reform Act of 1986, which imposes limitations on our use of net operating loss carryforwards because certain changes have occurred in the ownership of our common stock over the years.

Factors Affecting Operating Results

We have only a limited operating history with which to evaluate our business and prospects. Our limited operating history and the emerging nature of the market for internet-delivered audio content makes predicting our future operating results difficult. In addition, while we commenced operations in 1997, our prospects nonetheless should be considered in light of the risks and uncertainties encountered by companies in the early stages of development in new and rapidly evolving markets, specifically the rapidly evolving market for delivery of audio content over the internet. These risks include our ability to:

· Acquire and retain customers;
· Sell Audible content through the Apple iTunes Music Store;
· Control customer acquisition and other costs;
· Minimize customer cancellation rates;
· Build awareness and acceptance of audible.com, the AudibleReady format and AudibleReady devices;
· Extend existing and acquire new content provider relationships;
· Compete against other companies that provide services similar to ours; and
· Generate cash from operations and/or raise additional capital.

If we fail to manage these risks successfully, it would materially and adversely affect our financial performance.

We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in marketing, content acquisition and operations.

As of September 30, 2005, we were not a party to any derivative financial instruments or other financial instruments or hedging investments that expose us to material market risk. We currently do not plan to enter into any derivative instruments or engage in any hedging activities.

We have incurred significant losses since inception and as of September 30, 2005, we had an accumulated deficit of $128,536,520.

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

Liquidity and Capital Resources

From inception through the date prior to our initial public offering, we financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from the sales of redeemable convertible stock and warrants prior to our initial public offering were approximately $28,719,000. In July 1999, we completed our initial public offering and received net proceeds of approximately $36,856,000. From the time of our IPO we have raised approximately $15,860,000 in net proceeds through the private sale of shares of our convertible preferred stock (all of which were subsequently converted into common stock), approximately $4,186,000 in net proceeds through the private sales of our common stock, approximately $2,961,000 in net proceeds through the exercise of common stock options and approximately $1,589,000 in net proceeds through the exercise of common stock warrants. In November 2004, we completed a public offering of our common stock resulting in net proceeds to us of approximately $46,457,000.

As of September 30, 2005, our cash and cash equivalents balance was approximately $13,571,000. In addition, as of September 30, 2005 we had approximately $56,137,000 in short-term investments which we intend to hold until maturity. Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance and short-term investment balance as of September 30, 2005 will enable us to meet our anticipated cash requirements for operations and capital expenditures for the foreseeable future. Beyond that, we may need additional cash to fund our business and finance our continued growth. We cannot assure you that such additional financing, if needed, will be available on terms favorable to us or our stockholders, if at all.

Cash Requirements

At September 30, 2005 our principal source of liquidity was approximately $13,571,000 in cash and cash equivalents and $56,137,000 in short-term investments.

The following table shows future cash payments due under our commitments and obligations as of September 30, 2005, except as noted in footnote (2) below:

Year	Operating Leases	Royalty Obligations (1)	Service Agreements	Committed Purchases (2)	Total
2005	$84,329	$224,650	$1,300,317	$4,407,030	$6,016,326
2006	527,943	357,580	2,168,567	--	3,054,090
2007	558,335	--	1,748,496	--	2,306,831
2008	547,135	--	1,260,629	--	1,807,764
2009	--	--	--	--	--
2010 and thereafter	--	--	--	--	--
Total	$1,717,742	$582,230	$6,478,009	$4,407,030	$13,185,011

(1) Reflected in the current and non-current liabilities respectively, on the accompanying September 30, 2005 condensed consolidated Balance Sheet.

(2) Includes $2,968,311 committed in October 2005.

Sources and Uses of Cash

Net cash provided by operating activities for the nine months ended September 30, 2005 was approximately $9,157,000. This was primarily attributable to our net income, and increases in accrued expenses, accounts payable, deferred revenue, accrued compensation, royalty obligations, depreciation and amortization expenses and non-cash compensation charge, offset in part by an increase in accounts receivable, royalty advances, and accretion of discounts on short-term investments. Net cash provided by operating activities for the nine months ended September 30, 2004 was approximately $2,717,000. This was primarily attributable to our net income, increase in accrued expenses, services rendered for common stock and warrants, depreciation and amortization, and deferred revenue, offset in part by an increase in accounts receivable and a decrease in royalty obligations.

Net cash used in investing activities for the nine months ended September 30, 2005 was approximately $9,693,000. This was attributable to additional purchases of property and equipment of approximately $2,106,000, expenditures on software development costs of approximately $768,000, and net purchases of short-term investments of approximately $6,800,000. Net cash used in investing activities for the nine months ended September 30, 2004 was approximately $325,000, attributable to purchases of property and equipment.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2005 and 2004 was approximately $797,000 and $(19,000), respectively, resulting primarily from proceeds from the exercise of common stock options and common stock warrants offset by principal payments made on capital lease obligations.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, which addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for us beginning January 1, 2006 and is not expected to have a significant impact on our consolidated financial statements.

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

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

None

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 and 15d-15 as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company has in place effective controls and procedures designed to ensure that information required to be disclosed by the Company in the report it files or submits under the Securities Exchange Act and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

Internal Audit Manager

In July 2005, we hired an internal auditor, to supervise our Sarbanes-Oxley 404 compliance. His main responsibilities are to plan and execute the 2005 Sarbanes-Oxley 404 compliance work and continue to improve the control environment of our growing organization.

PART II--OTHER INFORMATION
ITEM 1. Legal Proceedings

Various legal actions, claims, assessments and other contingencies arising in the normal course of business, including certain matters described below, are pending against us. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. We have recorded accruals for losses related to those matters which we consider to be probable and that can be reasonably estimated. Although the ultimate amount of liability at September 30, 2005 that may result from those matters for which accruals have been recorded is not ascertainable, we believe that any amounts exceeding the recorded accruals would not materially affect our financial condition.

In June 2001, we and certain of our officers were named as defendants in a securities class action filed in United States District Court for the Southern District of New York related to our initial public offering (“IPO”) in July 1999. The lawsuits also named certain of the underwriters of the IPO as well as certain of our directors and former directors as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”). An amended complaint was filed on April 19, 2002. The complaints allege that the prospectus and the registration statement for our IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in our IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of our stock. We and certain of our officers, directors, and former directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving us. On July 15, 2002, we along with other non-underwriter defendants in the coordinated cases also moved to dismiss the IPO Litigations. On February 19, 2003, the court ruled on the motions. The court granted our motion to dismiss the claims against us under Rule 10b-5, due to the insufficiency of the allegations against us. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including us. Our individual officers, directors and former director defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

In June 2003, a proposed settlement of this litigation was reached among the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers' insurance companies. The settlement would provide, among other things, a release for us and for the individual defendants for the conduct alleged to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims us that may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurance carriers.

In June 2004, a proposed settlement was submitted to the court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants' objections to the settlement on August 4, 2004. The court granted preliminary approval motion on February 15, 2005, subject to certain modifications. The parties are directed to report back to the court regarding the modifications. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of settlement, a “fairness” hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.

Starting on or about February 22, 2005, several class actions were filed against Audible and two of our executives in the United States District Court for the District of New Jersey.  The plaintiffs purport to represent a class consisting of all persons (other than Audible's officers and directors and their affiliates) who purchased our securities between November 2, 2004 and February 15, 2005 (the "Class Period").  The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by failing to make complete and accurate disclosures concerning our future plans and prospects.  The individual defendants are also alleged to be liable under Section 20(a) of the Exchange Act.  All of the defendants are alleged to have sold stock at inflated prices during the Class Period.

In April 2005, a derivative action was filed in the state court of New Jersey against Audible, the two executives named as individual defendants in the class actions described above, six of our outside directors, and three of our stockholders.  The derivative action makes the same factual allegations as the class actions described above and adds allegations that the six outside directors named as defendants and/or the stockholders who nominated them sold stock at inflated prices during at or about the time of the secondary offering of securities that the Company made in November 2004. The plaintiff in this derivative action purports to seek a recovery of the damages allegedly sustained by Audible rather than by investors who allegedly purchased securities at inflated prices.

In May 2005, we learned of a second derivative action which was filed during April 2005 in the United States District Court for the District of New Jersey against Audible, the two executives named as individual defendants in the class actions described above, and all seven of our outside directors. The derivative action makes the same allegations as the class actions described above and adds allegations that all of the individual defendants are responsible for an alleged failure of internal controls that resulted in the 45-day delay in the filing of our Form 10-K for 2004. The plaintiff in this derivative action purports to seek a recovery of the damages allegedly sustained by Audible rather than by investors who allegedly purchased securities at inflated prices.

We believe that all of the claims described above are without merit and intend to defend the actions vigorously. Due to the inherent uncertainties of litigation and because these actions are at a preliminary stage, we cannot accurately predict the ultimate outcome of these matters.

In May 2005, Digeo, Inc. commenced an action against Audible for patent infringement in Federal District Court in the State of Washington. Audible has filed an Answer asserting the patent invoiced is invalid and unenforceable and that our services do not fall within the scope of the claims of the Digeo patent. The parties are in the midst of discovery. We believe the claims made in the complaint are without merit and will not have a material adverse impact on our financial position or results of operations.

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

AUDIBLE, INC.
By:	/s/ Andrew P. Kaplan
Name:	Andrew P. Kaplan
Title:	Executive Vice president, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Date:	November 7, 2005