Form 10-K
period 2005-12-31
AUDIBLE INC
filed 2006-03-31
CIK 1077926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
☒	THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2005

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

Common Stock, par value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]   Accelerated filer [x]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $257,365,488 based upon the closing price on the NASDAQ National Market on the last business day of the registrant's most recently completed second fiscal quarter. (Based upon the closing price of $17.37 per share on June 30, 2005).

As of March 27, 2006, 24,517,015 shares of common stock of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of shareholders to be held June 16, 2006.

AUDIBLE, INC.
FORM 10-K

PART I

Item 1. Business.

Overview

We are a leading provider of audio entertainment, information, and educational programming on the Internet. We specialize in the spoken experience, providing digital audio editions of books, newspapers and magazines, original programming and television and radio subscriptions. Our service provides a way for individuals to consume content at times when they are otherwise unable to read, such as when driving, but it also provides listeners with the opportunity to simply enjoy what they want, when they want.

Consumers shop, purchase and download audio content from our Web sites, www.audible.com (United States) and www.audible.co.uk (United Kingdom), and from our related parties Web sites, www.audible.de (Germany) and www.audible.fr (France), directly to personal computers for listening in a variety of ways. Most of our customers download audio to their PCs and Macs and then transfer the audio to MP3 players, personal digital assistants (PDAs), or to smart mobile devices (SMDs) for listening on the go. Others transfer, or “burn”, the content to audio CDs, while some customers simply listen at their computers or through a digital home entertainment network. Our customers can also have their Audible content wirelessly delivered to their SMDs every day, taking the computer out of the equation. Our digital content is available at our and our related parties Web sites, as well as at the Apple iTunes Music Store, where we are the exclusive provider of paid spoken audio products, and at Amazon.com.

In addition to the value of our content, we offer customers value, convenience and flexibility. Our customers have the option to buy our content either a la carte, or to join any one of our AudibleListener membership plans that offer significant savings from what consumers typically will find at other traditional or online retail store. Our basic AudibleListener membership plan provides customers with access to a 30% discount on any individual content purchase, exposure to periodic sales, and six free audio channels of content all for the low price of $9.95 per year. For even greater savings, customers can also join the AudibleListener Gold or Platinum membership plans for a fixed monthly or annual fee that provides them with a predetermined number of credits to be used for downloading audio content. These credits may be rolled over month to month, should members elect to do so. In addition to our AudibleListener membership plans, our customers may also subscribe to any one of close to 50 daily, weekly, or monthly subscription products.

On our Web sites, customers can select from more than 90,000 hours of audio content, comprising 28,000 different programs. Our selection of audio in our stores ranges from 12,000 audiobooks and performances, to audio editions of national periodicals such as The New York Times, The Wall Street Journal, Forbes, The New Yorker and Scientific American; to radio and TV programming such as Fresh Air, Charlie Rose, Car Talk, Marketplace, The Bob Edwards Show, and Opie & Anthony. Language instruction, personal development, stand-up comedy, children’s audio, study guides, historic speeches and readings, fiction, business, mystery and romance are only some of the categories of listening available to our customers.

But compelling content is only part of the story. Also helping us capitalize on these strong consumer trends is our ability to build strong partnerships throughout the emerging market for handheld devices that play digital or compressed audio. Our AudibleReady® initiative was designed to exploit this market by entering into multiple technology and comarketing relationships with companies that manufacture digital audio-enabled devices. The AudibleReady brand exists as a standard for digital downloads and playback that ensures satisfactory interoperability between the Audible service and digital audio-enabled devices.

Consumers are able to enjoy our digital content on more than 190 different mobile devices made by more than 40 manufacturers. These devices include MP3 players, PDAs, SMDs, or entertainment systems made by companies such as Web site., Creative Labs, Dell, Hewlett-Packard, Motorola, Palm, Philips, Samsung, Sandisk, Sonos, and Thomson. Our device manufacturing partners support us by including our AudibleReady software on their devices. They may also include audio samples on the device, insert marketing brochures in device boxes, provide point-of-purchase sales support, after-market promotions, and web-based and e-mail customer outreach. We also work with original equipment manufacturers of mobile audio devices, original design manufacturers, and integrated circuit vendor partners to simply and rapidly adopt our technology for use in electronic devices with digital audio capabilities.

Since launching our service in 1997, 790,000 customers from approximately 120 countries have purchased content from us, and hundreds of thousands more have purchased our content at the Apple iTunes Music Store. We acquire new customers through a variety of marketing and public relations methods, including e-mail, targeted Web advertising, paid and natural search, word-of-mouth, marketing partnerships with device manufacturers and retailers, targeted radio advertising, content-based public relations and other online and traditional promotions. Beyond leveraging our first-to-market technology in the English language, together with our joint venture partners, we launched the German language version of the Audible service (www.audible.de) in December 2004. We have also entered into a license and service agreement to support a French language version of the Audible service (www.audible.fr), which launched in the first quarter of 2005. In February 2005, we established our wholly-owned subsidiary in the United Kingdom, known as Audible UK (www.audible.co.uk), which began commercial operations in June 2005.

Also in 2005, we launched AudibleEducation, which we established to focus on the educational market, AudibleAir, our wireless delivery service, and a completely redesigned Web site with new AudibleListener membership plans. In early 2006, we launched Audible Wordcast, along with our podcasting tools.

The market for the Audible service is driven by the increasing usage of the Internet, the growth of handheld electronic devices that have digital audio capabilities, and the increasing number of hours commuters spend in traffic when they cannot otherwise read. In contrast to traditional radio broadcasts or satellite radio, the Audible service offers customers access to content of their choice and the ability to listen to what they want, when and where they want - whether commuting, exercising, working around the house, traveling, or simply relaxing. Unlike traditional and online bookstores, which are subject to physical inventory constraints and shipping delays, we provide a selection that is readily available in a digital format that can be quickly delivered over the Internet directly to our customers.

We provide new sources of revenue for publishers, writers and producers of books, newspapers, magazines, newsletters, radio and television shows, professional journals and business information. We not only add the utility of audio entertainment, but of information, education and productivity to a broad array of digital audio-enabled devices. We provide companies that distribute or promote our service with a wide selection of digital audio content to offer to their customers.

Industry Background

Demand for new sources of entertainment, information and educational programming continues to grow as the quantity and variety of content and its sources proliferate. Veronis Suhler Stevenson estimates that total communications spending in the U.S. was more than $800 billion in 2004, and forecasts the market to increase to more than $1.1 trillion by the end of 2009. Although digital media continues to be a growth driver of this industry at the margin, we see the “marketplace for words” making up approximately 20% of the U.S. communications market when considering books, newspapers, magazines, radio and certain sectors of the TV industry.

A significant catalyst to the digital media industry has been the proliferation of mobile digital players, ranging from iPods to PocketPCs and Palms to SMDs. Apple alone sold nearly 32 million iPods in 2005, reflecting annual growth of nearly 300%. On the horizon are SMDs, where global shipments continue to grow in the high double digits. We currently expect that by the end of 2009, SMDs will have become the device of choice for our customers in receiving and consuming our content.

Driving these trends is the increasing consumer need for content on the go, whether entertainment, information or education. In today’s world, demand for increased productivity and efficiency and long hours of commuting continue to take away from leisure time and preferred media consumption, whether in the form of books, magazines, newspapers, radio shows or TV programming. According to the 2000 United States Census, 97 million people drive to and from work alone, an increase of 15% from 1989. In 2005, the U.S. Census Bureau reported that Americans spent more than 100 hours per year commuting to work, with the average daily commute lasting about 24.3 minutes. As individuals look to use their commuting time more efficiently and manage an increasing amount of available content, digital audio content has emerged as a personalized “pay-to-listen” alternative to radio, because radio does not allow listeners to control when they listen to a particular program.

The Internet has emerged as a powerful global communications and entertainment medium, giving millions of people the ability to access large amounts of valuable information and media in a timely fashion. As of December 2005, Nielsen//NetRatings estimated that there were 204 million Internet users in the United States, representing 68% of the population of the country. The Pew Internet & American Life Project estimated that by the end of June 2005, 53% of all Internet users in the U.S. were connected via broadband, which allows for more convenient and faster downloading of digital media. But perhaps a more important indicator is the finding by Nielsen//Net Ratings that 14% of the active Internet population in the U.S. visited the Apple’s iTunes Music Store in December 2005.

Currently, we are focused on two primary device categories and one emerging device category for the AudibleReady initiative. The primary categories are commonly referred to as “MP3 players” and “personal digital assistants” or PDAs. The emerging device category of smart mobile devices are commonly known as “smartphones”, or SMDs, because they combine the function of PDAs such as on-board memory, and the ability to play digital audio with cellular phone services.

According to an October 2005 report published by IDC, global MP3 player shipments, including flash-based players, are expected to grow from 26 million in 2004 to 124 million in 2009, representing a 37% 5-year compounded annual growth rate (CAGR). IDC also suggests that the global market for total “compressed audio players”, which includes portable, home and automotive audio-focused devices, will grow to 946 million units.

At the same time, we estimate that global SMDs grew by more than 70% in 2005 and the Company expects similar, if not stronger, growth in 2006. As global consumer demand for SMDs continues on this steep trajectory, we would expect that by the end of 2009, SMDs will have become the device of choice for our customers in receiving and consuming our content.

The confluence of the Internet as an increasingly accepted media distribution channel, the widespread adoption of and innovation in audio-enabled mobile devices and the continuing growth in consumer demand for digital content has resulted in new challenges for the media industry. These challenges include creating a system for selling media over the Internet, and compensating publishers and other content creators for quality entertainment and information, while preventing unauthorized duplication and distribution. This continues to present an opportunity for a content creator, aggregator and distributor to establish a secure technology system and an attractive consumer service focused on the delivery of premium audio content.

Our Solution

We have created the Audible service to give consumers the ability to download spoken digital content of their choice and to listen to this content when and where they want. The Audible service addresses the market opportunity created by consumer demand for audio content, the emergence of the commercial Internet and the availability of a wide range of mobile, audio-enabled digital devices. We created the first service and platform for secure, digital delivery of premium spoken audio content over the Internet for playback on personal computers and mobile devices. Our service allows customers to program their listening time with personalized selections from a wide collection of spoken content available at our Web sites, including entertainment, news, education and business information. We believe that we have assembled the largest and most diverse collection of premium spoken content available for download on the Internet for playback on personal computers, handheld digital audio players, or to burn to CD for playback on a CD player.

We believe that our extensive spoken content collection and our secure delivery system provide benefits to our customers, content providers, manufacturers of AudibleReady handheld electronic devices and other partners that they won’t find anywhere else.

Benefits to Customers

Unlike the traditional ways consumers select, organize and consume spoken audio content, our customers can access content of their choice and listen when they want, where, and how they want - whether commuting, exercising, relaxing or sitting at their personal computers. And they can do so at an unmatched value.

Selection

At our Web sites, www.audible.com and www.audible.co.uk, and at our related parties Web sites, www.audible.fr and www.audible.de, customers can browse and purchase from a large and diverse collection of readily available premium spoken content, most of which is only available through us for Internet distribution pursuant to exclusive arrangements. Our collection currently consists of more than 28,000 programs, 12,000 of which are digital audiobooks in a wide variety of categories. We also offer timely digital spoken editions of leading newspapers and selected periodicals and popular and special interest radio and TV programming, including interviews and commentaries. Our collection also contains selections that are difficult to find or may not otherwise be readily or conveniently available to consumers elsewhere.

Convenience

Our Web sites provide customers with one-stop shopping for their premium digital spoken audio. Our customers can browse and sample spoken audio selections through our easy-to-navigate Web sites. They can enroll in AudibleListener monthly or annual membership plans, where depending on the plan, the customer may receive a prescribed number of credits, entitling them to download content of their choice. Our custmers may also purchase bundled packages of selected audio titles as well as choose automated delivery of timely audio content on a subscription basis. Unlike traditional and online bookstores, which are subject to physical inventory constraints and shipping delays, we are never “out of stock” and we provide a service that is readily available in digital format and can be quickly delivered over the Internet directly to our customers.

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

Mobility

We offer our customers a choice of listening options tailored to their lifestyle while driving, exercising, relaxing or otherwise multitasking. Customers can listen to their audio with an AudibleReady MP3 player or PDA, using a CD player, certain SMDs, via an automobile jukebox or from their audio equipped desktop computer. Customers who subscribe to a recurring title (newspaper, magazine, radio program, etc.) can have it automatically delivered to their PC, Mac, or wirelessly to their SMDs before they get up in the morning or leave the office for the day.

Value

We provide customers with what we believe is a strong value proposition in our AudibleListener membership plans, where for a fixed monthly or annual fee, the customer may download a prescribed number of audio titles of their choice. Individual titles, at our list price, are typically priced 20% to 30% less than the same cassette or CD audiobook, and if purchased within an AudibleListener membership plan, discounts on individual titles can be up to 70% compared to a cassette or CD audiobook.

Benefits to Business Affiliates

We help content creators, device manufacturers, online e-commerce companies, consumer electronics retailers and other companies that distribute our products or promote our service to their customers to create incremental sources of revenue by aggregating premium audio content and providing a widely-accepted system for digital spoken audio distribution.

Content Creators

We provide a new source of revenue for publishers of newspapers, magazines, journals, newsletters, professional publications and business information and producers of radio or TV broadcasts by creating a new market for content that is too timely for distribution on cassette tape or compact disc and generally too specialized for widely-broadcast radio programs. Additionally, our electronic delivery service offers publishers of audiobooks a new and profitable distribution channel for their existing audiobook content.

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

Device Manufacturers

Major manufacturers of audio-enabled digital players, such as Apple Computer, Inc., Creative Labs, Dell, Hewlett-Packard, Motorola, Palm, Samsung, Sandisk, Thomson Inc., and Toshiba have agreed to support and promote the secure playback of our content on their devices. In addition, during certain promotion, new customers who agree to join an AudibleListener membership plan for a set period of time have the option to receive Apple’s iPod digital audio player. Our service provides these manufacturers with an attractive application that takes advantage of the audio capability of their digital audio devices, which may in turn increase their sales. In most cases, these manufacturers receive a percentage of the revenue generated over a specified period of time by each new customer referred by them. Such costs are recorded in marketing expenses.

Companies That Distribute Our Products or Promote Our Service

We have entered into marketing agreements with a number of partners, including Amazon.com, Apple Computer, Best Buy, Dell, Dow Jones (The Wall Street Journal), The New York Times Company, Palm, Target, and WalMart, to promote our content to their customers, either directly or indirectly. We have agreed with these companies to compensate them from sales of our content to their customers. In return, we have access to additional distribution channels.

Audible’s Strategy

Our objective is to enhance our position as the leading provider of premium spoken content on the Internet. Key elements of our strategy to achieve this goal include:

Increase Brand Awareness

We seek to make “Audible” a more recognizable brand. We are working to enhance Audible’s brand awareness and affinity and, in turn, increase visitors to our Web sites by focusing our marketing efforts on online initiatives, as well as comarketing agreements. Online initiatives include a wide range of promotional vehicles that we use to communicate with existing and prospective customers. We also have a well-developed “customer-get-customer” program. Our comarketing agreements and business relationships with our content partners, cable television operators, CD burning software providers, retail partners, the Apple iTunes Music Store, Amazon.com and AudibleReady player manufacturers are key elements of our plans to make potential customers aware of, and to encourage them to use our service. We continue to seek to enter into agreements with content providers as well as owners of Internet portals and e-commerce sites to promote the Audible service to Internet users.

Expand Content Collection

We plan to acquire more digital distribution rights to audio versions of books, newspapers, radio and TV broadcasts, magazines, journals, newsletters, conferences, performances, comedy, lectures, speeches, as well as other educational and original programming. With selected content providers, we plan to create additional timely digital audio editions of newspapers, periodicals and other content not otherwise available to consumers in audio format. We intend to continue to differentiate our service by expanding our collection of exclusive, original and topic-specific content, building a collection unconstrained by traditional physical inventory concerns.

 Enable Additional Electronic Devices, Wireless Phones and Systems to be AudibleReady

We intend to continue to work with the manufacturers of MP3 players, handheld electronic devices and SMDs to support and promote the playback of our content on their players. We are expanding the AudibleReady system within a variety of mobile players, such as SMDs, automobile-based media jukeboxes, personal computers and in-home digital entertainment systems. We continue to offer a packaged software library to partners who wish to add Audible support to their desktop end-user audio management applications.

Continue To Improve the Customer Experience

In 2005, we launched a redesigned Web site and new AudibleListener membership plans aimed at making the Audible service more flexible and increasingly easy for customers to use and personalize. We intend to continue to take advantage of the efficiency of our online distribution system to offer various pricing, membership, and subscription models designed to maximize customer satisfaction and to generate recurring revenue. We continue to enhance our Web sites to make it easier for customers to find specific selections and to actively suggest selections that might be of interest to them based on their prior purchasing patterns. Also in 2005, we enhanced our AudibleManager software to make it simpler for customers to manage their personal audio content selections and automate downloads and transfers of content to mobile players. We also provide customer service via telephone and e-mail.

Continue International Expansion

In December 2004, together with our joint venture partners, we launched Audible Germany, a German language version of the Audible service. We have also entered into a license and service agreement to support a French language version of the Audible service, which launched in first quarter 2005. In February 2005 we established Audible UK, a wholly-owned subsidiary in the United Kingdom (www.audible.co.uk), which began commercial operations in June 2005. We also began selling local content in Japan in 2005 through the Apple iTunes Music Store, through which consumers in approximately 20 other countries also now have access to our content. Going forward, we will continue to leverage our resources to build the existing international Web sites and work toward expanding into additional countries.

The Audible Service

Our integrated spoken audio delivery service includes five components: (1) our Web sites, (2) our collection of digital audio content, (3) software for securing, downloading, managing, transferring, burning and playing audio selections, (4) a variety of AudibleReady players which include proprietary technology and features that manage the listening experience, and (5) other services.

Web sites

There are Audible-branded Web sites in the United States, the United Kingdom, France and Germany. Our U.S. Web site, www.audible.com, offers a large and diverse selection of premium digital spoken content in a secure format for download by customers. Visitors can browse, search for, sample, purchase, subscribe to, schedule, stream and download digital audio content. Customers can also contribute reviews and rate the content at www.audible.com, which other customers may use as part of their purchasing decision. One hour of spoken audio in Audible’s most popular format, requires about eight megabytes of storage, and downloads to a listener’s computer in approximately ten seconds using a high speed Internet connection, and less than thirty seconds to transfer the content from the computer to an AudibleReady player. Customers are offered up to four different fidelity options, allowing them to trade off between fidelity and speed of download from the Internet.

Digital Audio Content

We currently offer digital spoken content, in four major categories:

•
Audiobooks. We offer a wide selection of audiobooks, in both abridged (typically three to 10 hours long) and unabridged (typically five to 20 hours long) versions, read by the authors or by professional narrators.

•
Timely audio editions of print publications. Our service enables the timely distribution of audio editions of newspapers, magazines and newsletters previously available only in print. We offer a daily spoken digest edition of The New York Times and selected audio content from The Wall Street Journal. We also offer audio editions of Forbes, The New Yorker, The Atlantic Monthly, Scientific American, Science News, Harvard Management Update, Harvard Health Letter, and others.

•
Radio and TV broadcasts. We offer popular and special-interest public radio and TV programs shortly after they are originally broadcast so customers have the flexibility to listen to these programs when and where they want. We offer audio versions of broadcasts such as Fresh Air, Marketplace, The News from Lake Wobegon, Car Talk The Bob Edwards Show, Opie & Anthony and Charlie Rose.

•
Lectures, speeches, performances and other audio. We offer a broad selection of lectures, speeches, dramatic and comedic performances, educational and self-improvement materials, religious and spiritual content, and other forms of spoken content, many of which are difficult to find from any other source. We also offer specialty content created exclusively for our Web site, for example, programs featuring actor Robin Williams.

We currently have licensed Internet distribution rights to audio content from almost 300 publishers, producers of radio and TV content and other content creators. Our license agreements are typically for terms of one to five years, and many provide us with exclusive Internet distribution rights. Under most licensing arrangements, we pay the content creator a portion of the revenue it receives. In some of our arrangements, we also pay a guaranteed advance against the content creator’s revenue share.

In most cases, we license existing audio recordings from publishers and content creators. In other cases, such as with The New York Times, The Wall Street Journal, Pearson Higher Education and Harlequin, we record and produce audio versions of the print publications. In all cases, we convert the audio into a compressed, secure, digital format.

Audible Software

Our compilation of software consists of AudibleManager for downloading, managing, scheduling and playing audio selections, AudiblePlayer for Pocket PC PDAs and for devices running the Palm Operating System, and AudibleAir for SMDs.

AudibleManager enables customers to download and listen to spoken content and transfer it to AudibleReady players for mobile playback. AudibleManager implements Audible’s security system for ensuring that downloaded content is playable only by authorized players and devices. AudibleManager can also be used to organize individual selections, to specify listening preferences, to manage delivery options for subscriptions, and to burn purchased audio to audio CDs. Selections that exceed playback time limitations on a customer’s handheld electronic device can be listened to over successive sessions by reconnecting the player to the customer’s personal computer and initiating a synchronization command that automatically replaces the sections that have been played with new content.

AudiblePlayer software enables users of handheld PDAs to control and customize their listening experience, as does AudibleAir for SMDs. Unlike cassette tapes, AudibleReady players allow fast navigation of the content through section markers and bookmarks that can be set by the user. Users can skip between selections, individual articles or chapters, effectively allowing them to control their listening experience.

AudibleReady Devices

AudibleReady devices are personal computers, mobile devices, SMDs or entertainment systems that have speakers or audio output jacks and can play back Audible audio content. The AudibleManager, AudiblePlayer, and AudibleAir software enable these devices to receive and play back Audible content and are available for download for free from our Web site. Several device manufacturers have bundled the AudibleManager and AudiblePlayer software with their devices. The audio output jack of these players can work with headphones, an FM transmitter, or a cassette adapter to enable the content to be played through a car stereo system. Audible customers may also burn their audio to CDs for listening through a CD player. The Apple iTunes jukebox software incorporates AudibleReady features to enable owners of personal computers and Apple iPods to download and listen to spoken audio from our Web site.

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

We have formed comarketing relationships with a number of consumer electronics and computer companies to promote AudibleReady electronic devices and our content to consumers. The device manufacturers are generally required to promote the Audible service through a variety of means, which may include (1) providing audio samples, (2) displaying the AudibleReady logo on the outside of the player package, (3) including our brochures inside the player package and (4) referring to Audible and AudibleReady in their software, brochures and manuals. In most cases, the device manufacturers receive a percentage of the revenue related to the content purchased by owners of their AudibleReady players. These revenue sharing arrangements typically last one or more years from the date the device owner becomes an Audible customer.

Other Services

We also provide the Audible service to nearly 100 public library and school library systems.

Competition

The market for the sale and delivery of digital spoken content is competitive and rapidly changing. Principal competitive factors in the spoken content market include:

•	selection
•	price
•	speed of delivery
•	protection of intellectual property
•	timeliness
•	convenience
•	functionality
•	sound quality

Although we believe that we currently address these factors favorably in terms of technology and service, we cannot be certain that we can maintain its competitive position against current or new competitors, especially those new competitors with longer operating histories, greater name recognition and substantially greater financial, technical, marketing, management, service, support and other resources.

We compete with (1) traditional and online retail stores, catalogs, clubs and libraries that sell, rent or loan audiobooks on cassette tape or compact disc, (2) Web sites that offer streaming access to spoken content using tools such as RealPlayer or Windows Media Player and (3) other companies vying for consumers’ time, such as satellite radio, as well as digital music streaming, podcasting and download services.

Audiobooks on cassette tape or compact disc have been available from a variety of sources for a number of years. Traditional bookstores, such as Borders and Barnes & Noble, and online bookstores, such as bn.com, offer a variety of audiobooks. The Audio Book Club offers discounted audiobooks by mail order. Various rental services offer low pricing for time-limited usage of physical audiobooks on tape or CD, and libraries loan a limited selection of audiobooks. soundsgood.com offers digital downloads of spoken audio and supplies MSN Music with spoken audio content. One or more of these competitors may develop a competing electronic service for delivering audio content

Companies and portal companies including America Online, Amazon.com or Yahoo! may in the future compete directly with us by selling premium spoken content for digital download. Competition from Web sites that provide streaming audio content is intense and is expected to increase significantly in the future. Online music services such as Napster, Sony Connect and Real Network’s Rhapsody offer a wide selection of streaming and downloadable music content. Other companies have announced their intention to launch music services in the future.

Content providers and other media companies may choose to provide digital spoken content directly to consumers. In addition, a small number of companies control primary or secondary access to a significant percentage of Internet users and, therefore, have a competitive advantage in marketing to those users. These providers could use or adapt their current technology, or could purchase technology, to provide a service that directly competes with the Audible service.

Many of these companies currently have greater brand recognition and more financial, technical, marketing and other resources than us. We also expect competition to intensify and the number of competitors to increase significantly in the future as technology advances, providing alternative methods to deliver digital audio content through the Internet, satellite, wireless data, digital radio or other means.

Intellectual Property and Proprietary Rights

We rely on a combination of patent, copyright and trademark laws, trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights, each of which is important to our business.

Our success depends in part on our ability to protect our proprietary technologies. We hold 10 issued U.S. Letters patents and certain pending corresponding foreign counterparts and other pending U.S. patent applications. Our pending or future patent applications may not be approved and the claims covered by our applications may be limited in scope. If allowed, our patents may not be of sufficient scope or strength, and others may independently develop similar technologies or products. Further, patents held by third parties may prevent the commercialization of products incorporating our technologies or third parties may challenge or seek to narrow, invalidate or circumvent any of our pending or future patents. We also believe that foreign patents, if obtained, and the protection afforded by such foreign patents and foreign intellectual property laws, may be more limited than that provided under U.S. patents and intellectual property laws. Litigation, which could result in substantial costs and diversion of effort by us, may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. Any litigation, regardless of outcome, could be expensive and time-consuming, and adverse determinations in any such litigation could seriously harm our business.

We also rely on unpatented trade secrets and know-how and proprietary technological innovation and expertise which are protected in part by confidentiality and invention assignment agreements with our employees, advisors and consultants and nondisclosure agreements with certain of our suppliers and distributors. These agreements may be breached, we may not have adequate remedies for any breach or our unpatented proprietary intellectual property may otherwise become known or independently discovered by competitors. Further, the laws of certain foreign countries may not protect our products or intellectual property rights to the same extent as do the laws of the U.S.

We license certain technology from others, including elements of our compression-decompression technology that we incorporate into the Audible system. If these technologies become unavailable to us, it may become necessary to license other technology, which may require us to redesign our system and recode our content to a certain extent. Although we may be indemnified against claims that technology licensed by us infringes the intellectual property rights of others, such indemnification is not always available, and in some cases the scope of such indemnification is limited. Even if we receive broad indemnification, third party indemnitors may not have the financial resources to fully indemnify us in the event of infringement resulting from our use of licensed technology, resulting in potentially substantial exposure to us. It cannot be determined with certainty that infringement or invalidity claims arising from the incorporation of licensed technology and/or resulting from these claims, will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential redevelopment costs and delays, all of which could materially and adversely affect our business, operating results, and financial condition.

From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We may be increasingly subject to license offers and infringement claims as the number of products and competitors in our market grows and the functionality of products overlap.

Patents of competitors or others may be determined to be valid, or some or all of our products may ultimately be determined to infringe those patents. Patent holders may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties, either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

We believe that building awareness of the Audible®, and “Audible.com®,” brand names is important to achieving widespread acceptance of our service by customers, content providers, device manufacturers, and marketing and distribution companies with which we have business relationships. To promote our brands, we intend to continue to register, maintain, and enforce our registrations and other rights in these marks in the markets where we do business and plan to expand. However, if we fail in our efforts to promote and maintain our brand names, our business, operating results and financial condition could be materially adversely affected.

We also license some of our intellectual property to others, including our AudibleReady® technology and various trademarks and copyrighted material. While we attempt to ensure that the quality of our brand is maintained, others might take actions that materially harm the value of either these proprietary rights or our reputation.

Employees

As of December 31, 2005, we had a total of 193 employees in the United States and United Kingdom: 107 in operations, 45 in technology and development, 29 in marketing, and 12 in general and administrative.

We are a Delaware corporation that was incorporated in November 1995. Our principal executive offices are located at 65 Willowbrook Blvd., Wayne, New Jersey 07470, and our telephone number is (973) 837-2700. Our Internet address is www.audible.com. We make available free of charge, on or through the investor relations section of our Web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These filings also are available on the SEC’s Web site at www.sec.gov.

Item 1A. RISK FACTORS

Prior to making a decision about investing in our common stock, you should carefully consider the specific factors discussed below or appearing or incorporated by reference in this annual report.

We have a limited operating history with which you can evaluate our business and our future prospects.

Our limited operating history and limited number of customers makes predicting our future operating results difficult. From the time we were incorporated in November 1995 until September 1997, we generated no revenue while we developed our secure delivery system and a prototype audio playback device, created our Web site, www.audible.com, and established relationships with providers of audio content. We began earning limited revenue in October 1997, and have continued to focus our resources on refining and enhancing our Web site, playback and management software, expanding our content selections, and developing relationships with manufacturers of digital audio players. We have a limited history of selling content and content subscription services to users of portable electronic devices manufactured by other parties. We expect to spend resources on growing our customer base, expanding internationally, building AudibleEducation and AudibleAir, improving customer service and investing in other areas where we believe our business can be strengthened.

We have limited revenue, we have a history of losses, we may not be profitable in the future, and we may need additional financing, which may not be available to us.

We had total revenue of approximately $19,325,000, $34,319,000 and $63,237,000, in 2003, 2004, and 2005, respectively. This limited revenue makes it difficult to predict our future quarterly results and our revenue and operating results can vary significantly quarter to quarter. Our revenue is dependent upon continuing to obtain new customers, increase customer purchase rates, decrease customer cancellation rates and the availability and sales of AudibleReady players by third-party manufacturers. We had content and services revenue of approximately $18,594,000, $33,210,000 and $61,310,000 in 2003, 2004, and 2005, respectively. We had operating expenses of approximately $23,160,000, $33,238,000 and $66,706,000 in 2003, 2004, and 2005, respectively. Because many of our expenses, such as employee compensation and rent, are relatively fixed in the short term, we may be unable to significantly adjust our spending to compensate for unexpected revenue shortfalls. As of December 31, 2005, we have an accumulated deficit of approximately $130,714,000.

We have identified material weaknesses in internal control over financial reporting which may adversely affect our operations.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on management’s assessment of the effectiveness of our internal control over financial reporting. Additionally, our independent registered public accounting firm is also required to issue a report on management’s assessment of, and the effective operation of, our internal control over financial reporting.

During our 2005 compliance efforts, we identified material weaknesses involving insufficient accounting personnel resources, inadequate information and communication, inadequate risk assessment, ineffective contract management,` and ineffective control over retail promotions. See Item 9A of our Annual Report for 2005 for additional details regarding these material weaknesses. As a result, our independent registered public accounting firm has issued an adverse opinion on the effectiveness of internal control over financial reporting.

Although we are in the process of implementing new controls to remediate these material weaknesses, we cannot assure you that any of the measures we implement will effectively mitigate or remediate such material weaknesses.

Ongoing compliance with Section 404 and remediation of any additional deficiencies, significant deficiencies or other material weaknesses that we or our independent registered public accounting firm may identify, will require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy potential future deficiencies will effectively mitigate or remediate such deficiencies. In addition, we cannot assure you that we will be able to complete the work necessary for our management to issue its annual management report for 2006 or in future years. We also can give no assurance that our independent registered public accounting firm will agree with our management’s assessment in future years.

If too many AudibleListener members refrain from using their audio credits on a timely basis, there will be a delay in recognizing the revenue until the credits are either used or expire.

Our new AudibleListener plans include the ability for AudibleListener members to roll over a certain number of audio credits and download audio later in their membership period. To the extent AudibleListener members roll over audio credits, the cash received from the sale of those audio credits will be reflected as deferred revenue. As the rolled-over credits are used to download audio or expire, the value of the credits will be recognized as revenue. If a significant number of AudibleListeners delay in using their audio credits, the recognition of revenue related to those audio credits will be delayed and can adversely affect our recognized revenue.

If our efforts to attract new AudibleListeners are not successful, our revenues will be affected adversely.

We must continue to attract new AudibleListeners. In December 2005, we launched a redesigned Web site and new AudibleListener membership plans aimed at making the Audible service more flexible and convenient for our customers. The result we believe will be improved customer satisfaction and retention. If consumers do not perceive our new AudibleListener plans to be of value, we may not be able to attract additional AudibleListeners, and as a result, our revenues will be affected adversely. The funds we spend on marketing and promotional activities to acquire new members reflect assumptions about how many members we can acquire and how long they will remain members. If our actual experience falls short of our assumptions, our revenue and profit will be materially affected.

If we experience excessive rates of churn, our revenues and business will be harmed.

We must minimize the rate of loss of existing AudibleListeners while adding new AudibleListeners. AudibleListeners cancel their memberships for many reasons, including reasons related to changes in the available time they have for listening to spoken audio, a perception that they are not using their membership entirely, customer service issues that are not satisfactorily resolved, or competitive service offerings. We must continually add new AudibleListener members both to replace members who cancel and to grow our business beyond our current AudibleListener membership base. If too many AudibleListener members cancel their memberships, or if we are unable to attract new members in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of AudibleListener members cancel their memberships, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these members.

The market for our service is uncertain and consumers may not be willing to use the Internet to purchase spoken audio content, which could harm our business.

There can be no assurance that our current business strategy will enable us to sustain profitable operations. Downloading of audio content from the Internet is a relatively new method of distribution and its growth and market acceptance is highly uncertain. Our success will depend in large part on more widespread consumer willingness to purchase and download spoken audio content over the Internet. Purchasing this content over the Internet involves changing purchasing habits, and if consumers are not willing to purchase and download this content over the Internet, our revenue will be limited, and our business will be materially adversely affected. We believe that acceptance of this method of distribution may be subject to network capacity constraints, hardware limitations, company computer security policies, the ability to change user habits, and the quality of the audio content delivered. While we believe we have had some measure of success in gaining market acceptance of this method of distribution, particularly through our sales of content at the Apple iTunes Music Store, there can be no assurance that this will continue. Under our Apple arrangement, Apple may convert the spoken-word provision elements of the agreement related to the Apple iTunes Music Store from an exclusive arrangement to a nonexclusive arrangement for both us and Apple upon 120 days notice.

We may not be able to license or produce sufficiently compelling audio content to attract and retain customers and grow our revenue.

If we are unable to obtain licenses from the creators and publishers of content to have that content available on our Web site on terms acceptable to us, or if a significant number of content providers terminate their agreements with us, we would have less content available for our customers, which would limit our revenue growth and materially adversely affect our financial performance. Our future success depends upon our ability to accumulate and deliver premium spoken audio content over the Internet. Although we currently collaborate with the publishers of periodicals and other branded print materials to convert their written material into original spoken audio content, the majority of our content originates from producers of audiobooks, radio broadcasts, and other forms of spoken audio content. Although many of our agreements with content providers are for terms of one to five years, our content providers may choose not to renew their agreements with us or may terminate their agreements early if we do not fulfill our contractual obligations. We cannot be certain that our content providers will enter into new agreements with us on the same or similar terms as those currently in effect, or that additional content providers will enter into agreements on terms acceptable to us.

Manufacturers of electronic devices may not manufacture, make available, or sell a sufficient number of products suitable for our service, which would limit our revenue growth.

If manufacturers of electronic devices do not manufacture, make available, or sell a sufficient number of players promoted as AudibleReady, or if these players do not achieve sufficient market acceptance, we will not be able to grow revenue, and our business will be materially adversely affected. Manufacturers of electronic devices have experienced delays in their delivery schedule of their digital players due to parts shortages and other factors. Although the content we sell can be played on personal computers, we believe that a key to our future success is the ability to playback this content on handheld electronic devices that have digital audio capabilities. We depend in large measure on manufacturers, such as Apple Computer, Inc., Creative Labs, Palm, Inc., Hewlett-Packard, Rio Audio, and Samsung to develop and sell their own products and promote them as AudibleReady.

We must establish, maintain, and strengthen our brand names, trademarks, and service marks in order to acquire customers and generate revenue, or our business will be harmed.

If we fail to promote and maintain our brand names, our business, operating results, and financial condition could be materially adversely affected. We believe that building awareness of the “Audible” and “Audible.com” brand names is critical to achieving widespread acceptance of our service by customers, content providers, device manufacturers, and marketing and distribution companies with which we have business relationships. To promote our brands, we will need to increase our marketing expenditures and continue to register, maintain, and enforce our registrations and other rights in these marks in the markets where we do business and plan to expand.

Increasing availability of digital audio technologies may increase competition and reduce our revenue, market share, and profitability.

If we do not continue to enhance our service and adapt to new technology, we will not be able to compete with new and existing distributors of spoken audio content. As a result, we may lose market share and our business would be materially adversely affected. The market for the Audible service is rapidly evolving and intensely competitive. We expect competition to intensify as advances in and standardization of digital audio distribution, download, security, management, and playback technologies reduce the cost of starting a digital audio delivery system or a service that gathers audio content. To remain competitive, we must continue to license or develop technology internally that will enhance the features of the Audible service, our software that manages the downloading and playback of audio content, our ability to compress audio files for downloading and storage, and our security and playback technologies. Increased competition is likely to result in price reductions, reduced revenues, higher customer cancellation rates, higher content licensing costs, higher marketing costs and loss of market share, any of which could materially adversely affect our financial performance.

Our industry is highly competitive and we cannot assure you that we will be able to compete effectively, which would harm our business.

We face competition in all aspects of our business and we cannot assure you that we will be able to compete effectively. We compete for consumers of audio content with other Internet-based audio distributors and distributors of audio on cassette tape or compact disc. We compete with others for relationships with manufacturers of electronic devices with audio playback capabilities. The business of providing content over the Internet is experiencing rapid growth and is characterized by rapid technological changes, changes in consumer habits and preferences, and the emergence of new and established companies. We compete with (1) traditional and online retail stores, catalogs, clubs, and libraries that sell, rent, or loan audiobooks on cassette tape or compact disc, such as Audio Book Club, Borders, and Barnes & Noble, (2) Web sites that offer podcasts and streaming access to spoken audio content, (3) other companies offering services similar to ours, such as soundsgood.com, Simply Audiobooks, Net Library and Overdrive Inc. and (4) online companies such as Amazon.com, Google, Inc., America Online, Inc., Yahoo! Inc., and Microsoft Network, with the potential to offer spoken audio content. Many of these companies have financial, technological, promotional, and other resources that are much greater than those available to us and could use or adapt their current technology, or could purchase technology, to provide a service directly competitive with the Audible service.

Capacity constraints and failures, delays, or overloads could interrupt our service and reduce the attractiveness of our service to existing or potential customers.

Any capacity constraints or sustained failure or delay in using our Web site could reduce the attractiveness of the Audible service to consumers, which would materially adversely affect our financial performance. Our success depends on our ability to electronically, efficiently and with few interruptions or delays distribute spoken audio content through our Web site to a large number of customers. Accordingly, the performance, reliability and availability of our Web site, our transaction processing systems and our network infrastructure are critical to our operating results. We have experienced periodic systems interruptions including planned system maintenance, hardware and software failures triggered by high traffic levels and network failure in the Internet and our Internet service providers. We believe the complexities of our software and hardware and the potential instability of the Internet due to rapid user growth mean that periodic interruptions to our service are likely to continue. A significant increase in visitors to our Web site or simultaneous download requests could strain the capacity of our Web site, software, hardware and telecommunications systems, which could lead to slower response times or system failures. These interruptions may make it difficult to download audio content from our Web site in a timely manner.

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

If our computer systems are damaged or interrupted by a disaster for an extended period of time, our business, results of operations, and financial condition would be materially adversely affected. We do not have a comprehensive disaster recovery plan in effect and do not have fully redundant systems for the Audible service at an alternate site. Our operations depend upon our ability to maintain and protect our computer systems-all of which are located in our headquarters and at a third party offsite hosting facility. Although we maintain insurance against general business interruptions, we cannot assure you that the amount of coverage will be adequate to compensate us for our losses.

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

If the Internet fails to develop or develops more slowly than we expect as a commercial medium, our business may also grow more slowly than we anticipate, if at all. Our success will depend in large part on increasing use of the Internet. There are critical issues concerning the commercial use of the Internet which we expect to affect the development of the market for the Audible service, including:

•	Secure transmission of customer credit card numbers and other confidential information
•	Reliability and availability of Internet service providers
•	Cost of access to the Internet
•	Availability of sufficient network capacity
•	Ability to download audio content through computer security measures employed by businesses

The loss of key employees could jeopardize our growth prospects.

The loss of the services of any of our executive officers or other key employees could materially adversely affect our business. Our future success depends on the continued service and performance of our senior management and other key personnel, particularly Donald R. Katz, our Chairman and CEO. We do not have employment agreements with any of our executive officers or other key employees. We maintain a $2.5 million key-man life insurance policy on Mr. Katz.

Our common stock has been relatively thinly traded and we cannot predict the extent to which a trading market will develop, which may adversely affect our share price.

Our common stock currently trades on the NASDAQ National Market. Our common stock is thinly traded compared to larger more widely known companies in our industry. In addition, there is a significant short interest in our common stock. Thinly traded or common stock with a significant short interest can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for the common stock will develop or be sustained in the future.

Our inability to hire new employees may hurt our growth prospects.

The failure to hire new personnel could damage our ability to grow and expand our business. Our future success depends on our ability to attract, hire, and retain highly skilled financial, technical, managerial, editorial, marketing, and customer service personnel, and competition for these individuals is intense.

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

If the Audible service violates the proprietary rights of others, we may be required to redesign our software, and reencode the Audible content, or seek to obtain licenses from others to continue offering the Audible service without substantial redesign and such efforts may not be successful. We are a defendant in a lawsuit filed by Digeo, Inc. in which Digeo has asserted that we infringe one of its patents. While we are vigorously defending the suit, there can be no assurance that we will be successful in doing so. We do not conduct comprehensive patent searches to determine whether our technology infringes patents held by others. Furthermore, technology development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed with regard to similar technologies. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. A party making a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering the Audible service. Any of these events could have a material adverse effect on our business, operating results, and financial condition.

We could be sued for content that we distribute over the Internet, which could subject us to substantial damages.

A lawsuit based on the content we distribute could be expensive and damaging to our business. Our service involves delivering spoken audio content to our customers. As a distributor and publisher of content over the Internet, we may be liable for copyright, trademark infringement, unlawful duplication, negligence, defamation, indecency, and other claims based on the nature and content of the materials that we publish or distribute to customers. Although we generally require that our content providers indemnify us for liability based on their content (and we carry general liability and errors and omission insurance), the indemnity and the insurance may not cover claims of these types or may not be adequate to protect us from the full amount of the liability. If we are found liable in excess of the amount of indemnity or of our insurance coverage, we could be liable for substantial damages and our reputation and business may suffer.

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

The operation of our international activities will require significant management attention as well as financial resources. If international content publishers fail to provide us with sufficient content, we may not be able to attract customers with the broad selection of local content required to be successful. In addition, the concept of digital spoken audio is not as well developed in Germany, France, and the UK as it is in the United States. This may make it more difficult to acquire new customers in Germany, France, and the UK. These factors may have a material adverse affect on our financial performance.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

Our principal administrative, marketing, technology and development, and operations facility is located at 65 Willowbrook Boulevard, Wayne, New Jersey, 07470, where we lease approximately 29,000 square feet. Our lease expires on December 31, 2008.  In February 2005, Audible UK signed a one year lease in London, England, for office space, which includes office amenities. This lease was subsequently amended in the second quarter of 2005 for additional space and will expire in May 2006.

Item 3. Legal Proceedings.

Various legal actions, claims, assessments and other contingencies arising in the normal course of business, in addition to the matters described below, are pending against us. All of these matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. We have recorded accruals for losses related to those matters which we consider to be probable and that can be reasonably estimated. Although the ultimate amount of liability at December 31, 2005 that may result from those matters for which accruals have been recorded is not ascertainable, we believe that any amounts exceeding the recorded accruals would not materially affect our financial condition.

In June 2001, we and certain of our officers were named as defendants in a securities class action filed in United States District Court for the Southern District of New York related to our initial public offering in July 1999. The lawsuits also named certain of the underwriters of the IPO as well as certain of our officers and directors and former directors as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”). An amended complaint was filed on April 19, 2002. The complaints allege that the prospectus and the registration statement for our IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in our IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of our stock. We and certain of our officers, directors, and former directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorneys' and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving us. On July 15, 2002 we, along with other nonunderwriter defendants in the coordinated cases, also moved to dismiss the IPO Litigations. On February 19, 2003, the court ruled on the motions. The court granted our motion to dismiss the claims against us under Rule 10b-5, due to the insufficiency of the allegations against us. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including ours. Our individual officers, directors and former director defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

In June 2003, a proposed settlement of this litigation was reached among the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers' insurance companies. The settlement would provide, among other things, a release for us and for the individual defendants for the conduct alleged to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims that we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurance carriers.

In June 2004, the proposed settlement was submitted to the court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiff and issuer defendants separately filed replies to the underwriter defendants' objections to the settlement on August 4, 2004. The court granted preliminary approval on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement cases. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing has been set for April 24, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.

Starting on or about February 22, 2005, several class actions were filed against us and two of our executives in the United States District Court for the District of New Jersey.  The plaintiffs purport to represent a class consisting of all persons (other than our officers and directors and their affiliates) who purchased our securities between November 2, 2004 and February 15, 2005 (the "Class Period").  The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 there under by failing to make complete and accurate disclosures concerning our future plans and prospects.  The individual defendants are also alleged to be liable under Section 20(a) of the Exchange Act.  All of the defendants are alleged to have sold stock at inflated prices during the Class Period.

In April 2005, a derivative action was filed in the state court of New Jersey against us, the two executives named as individual defendants in the class actions described above, six of our outside directors, and three of our stockholders.  The derivative action makes the same factual allegations as the class actions described above and adds allegations that the six outside directors named as defendants and/or the stockholders who nominated them sold stock at inflated prices at or about the time of the secondary offering of securities that we made in November 2004.  The plaintiff in this derivative action purports to seek a recovery of the damages sustained by us rather than by investors who allegedly purchased securities at inflated prices.

In May 2005, we learned of a second derivative action which was filed during April 2005 in the United States District Court for the District of New Jersey against us, the two executives named as individual defendants in the class actions described above, and all seven of our outside directors. The derivative action makes the same allegations as the class actions described above and adds allegations that all of the individual defendants are responsible for an alleged failure of internal controls that resulted in the 45-day delay in the filing of our Form 10-K for 2004. The plaintiff in this derivative action purports to seek a recovery of the damages allegedly sustained by us rather than by investors who allegedly purchased securities at inflated prices.

The plaintiffs in the derivative actions voluntarily agreed to stay those actions pending the outcome of our anticipated motion to dismiss the class actions described above.

In December 2005, the United States District Court for the District of New Jersey consolidated the class action, appointed a group of lead plaintiffs and appointed lead plaintiff’s counsel. By prior agreement, the plaintiff’s consolidated amended complaint was filed on February 14, 2006, and the defendant’s motion to dismiss will be due on or about April 15, 2006.

We believe that all of the claims described above are without merit and we intend to defend the actions vigorously. Due to the inherent uncertainties of litigation and because these actions are at a preliminary stage, we cannot accurately predict the ultimate outcome of these matters.

In May 2005, Digeo, Inc. commenced an action against us for patent infringement in Federal District Court in the State of Washington. We have filed an answer asserting the patent is invalid and unenforceable and that its services do not fall within the scope of the claims of the Digeo patent. Discovery is scheduled to be completed by June 2, 2006, and the trial is currently scheduled for mid-November 2006. We believe the claims made in the complaint are without merit and will not have a material adverse impact on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was traded on the NASDAQ National Market under the symbol "ADBL" from our public offering on July 16, 1999, through August 6, 2002, at which time we moved to the NASDAQ Small Cap Market. On February 18, 2003, our stock was delisted from the NASDAQ Small Cap Market and began trading on the Over-the-Counter Market (OTCBB) under the symbol "ADBLD". On July 1, 2004, our stock was relisted on the NASDAQ Small Cap Market under the symbol “ADBL”, and on November 16, 2004, returned to trading on the NASDAQ National Market. Prior to July 16, 1999, there was no established public trading market for any of our securities.

The following table sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock as reported on the NASDAQ National Market, NASDAQ Small Cap Market or Over-the-Counter Market, as adjusted for a one-for-three reverse stock split of our common stock effective June 17, 2004.

	High	Low

2004
First Quarter	$12.42	$8.88
Second Quarter	$14.70	$10.65
Third Quarter	$17.93	$10.60
Fourth Quarter	$29.97	$15.35

2005
First Quarter	$28.90	$12.37
Second Quarter	$18.64	$12.36
Third Quarter	$19.63	$10.22
Fourth Quarter	$14.29	$10.12

2006
First Quarter (through March 27, 2006)	$13.08	$9.23

On March 27, 2006, the last reported sale price of our common stock was $10.27 per share. As of March 27, 2006, we had approximately 160 stockholders of record of our common stock, although there are a significantly larger number of beneficial owners of our common stock.

We have never paid or declared any cash dividends on our common stock. Our present policy is to retain any earnings to finance the growth and development of the business and, therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be used in connection with our 2006 Annual Meeting of Stockholders to be held on June 16, 2006, which will be filed within 120 days of our fiscal year ended December 31, 2005, is incorporated herein by reference.

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information appearing elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 2004 and 2005 and for the years ended December 31, 2003, 2004 and 2005, are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 2001, 2002 and 2003, and for the years ended December 31, 2001 and 2002 are derived from our audited consolidated financial statements not included in this Form 10-K. All share data shown reflects the one for three reverse stock split that occurred on June 17, 2004.

Certain operating expenses within the following selected financial data for 2001, 2002, and 2003 have been reclassified to conform to the presentation for later periods. These reclassifications had no effect on consolidated net income or net loss.

	Year Ended December 31,
	(dollars in thousands, except share and per share data)
	2001	2002	2003	2004	2005

Consolidated statement of operations data:
Revenue, net:
Content and services revenue:
Consumer Content	$5,143	$10,940	$18,594	$33,838	$62,185
Point of sales rebates	--	--	(105)	(696)	(1,006)
Services	884	348	105	68	131
Bulk content	1,435	--	--	--	--
Total content and services revenue	7,462	11,288	18,594	33,210	61,310

Hardware revenue	1,294	932	666	695	612
Related party revenue	--	--	--	362	1,146
Other revenue	316	150	65	52	169
Total revenue, net	9,072	12,370	19,325	34,319	63,237

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	4,844	4,904	5,319	10,650	22,613
Discount certificate rebates	--	--	--	1,462	1,556
Total cost of content and services revenue	4,844	4,904	5,319	12,112	24,169
Cost of hardware revenue	2,858	2,717	2,085	2,188	2,934
Cost of related party revenue	--	--	--	126	256
Operations	4,529	3,743	3,843	5,146	9,355
Technology and development	6,354	4,998	4,785	5,030	8,239
Marketing	14,210	11,108	4,495	5,097	13,387
General and administrative	3,838	2,485	2,633	3,539	8,366
Total operating expenses	36,633	29,955	23,160	33,238	66,706

(Loss) income from operations	(27,561)	(17,585)	(3,835)	1,081	(3,469)

Other income, net	566	85	25	221	2,077

(Loss) income before income taxes	(26,995)	(17,500)	(3,810)	1,302	(1,392)

Income tax expense	--	--	--	(1)	(1)
State income tax benefit	327	314	250	724	740

Net (loss) income	(26,668)	(17,186)	(3,560)	2,025	(653)

Dividends on preferred stock	(1,050)	(1,366)	(5,657)	(614)	--
Preferred stock discount	--	--	(1,444)	--	--
Charges related to conversion of convertible preferred stock	--	--	--	(9,873)	--

Total preferred stock expense	(1,050)	(1,366)	(7,101)	(10,487)	--

Net loss applicable to common shareholders	$(27,718)	$(18,552)	$(10,661)	$(8,462)	$(653)

Basic and diluted net loss applicable to common shareholders per common share	$(3.09)	$(1.82)	$(1.01)	$(0.40)	$(0.03)
Basic and diluted weighted average common shares outstanding	8,972,504	10,169,406	10,506,704	20,912,997	24,195,771

	As of December 31, (dollars in thousands)
	2001	2002	2003	2004	2005

Consolidated balance sheet data:
Cash and cash equivalents	$7,628	$2,822	$9,075	$13,296	$11,549
Short-term investments	$--	$--	$--	$48,386	$55,616
Total assets	$10,999	$4,608	$10,781	$64,774	$80,665
Noncurrent liabilities	$220	$135	$59	$38	$287
Redeemable convertible preferred stock	$10,319	$12,290	$--	$--	$--
Total stockholders' equity (deficit)	$(5,549)	$(13,326)	$6,104	$57,091	$58,395

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands, except share and per share data)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto, and other financial information included elsewhere in this report on Form 10-K.

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

Overview

Our Business

Our goal is to be the preeminent supplier of spoken-word digital audio on the Internet. At our Web sites, our customers can select, purchase, and download spoken audio of their choice from more than 90,000 hours and 28,000 different programs amongst a wide range of categories. Our AudibleListener membership plans provide our customers a wide variety of monthly and annual membership options, depending upon their listening preferences. Customers can access our content at our Web sites, www.audible.com (United States) and www.audible.co.uk (United Kingdom), or at our related parties Web sites, www.audible.de (Germany) and www.audible.fr (France), or at Amazon.com and at the Apple iTunes music store.

Key Business Metrics

For the year ended December 31, 2005, we generated total revenue of $63,237 and a net loss of $653. During 2005, we acquired approximately 237,000 new AudibleListeners, up from approximately 117,000 acquired in 2004. This increase in new AudibleListeners acquired resulted in total AudibleListeners of approximately 248,000 as of December 31, 2005, compared to approximately 159,000 as of December 31, 2004.

Churn, a measure of AudibleListener member cancellation, increased in 2005 over 2004, due primarily to the increase in new AudibleListeners acquired through free trial programs, which subsequently paid for a membership after the free trial and then cancelled. On a quarterly basis, we calculate monthly churn as the number of member cancellations in the period divided by the sum of AudibleListener members at the beginning of the period plus gross member additions, divided by three months. As a result of experiencing higher churn on free trial programs, we have reduced our reliance on acquiring new AudibleListeners through trial programs.

The following table sets forth the average monthly churn in AudibleListener Members in 2004 and 2005:

	2004	2005
First Quarter	2.8%	4.0%
Second Quarter	3.3%	5.1%
Third Quarter	3.2%	5.7%
Fourth Quarter	3.0%	4.6%

During 2005, we launched four important initiatives:

•	Audible UK,
•	AudibleAir,
•	AudibleEducation, and
•	New AudibleListener membership plans.

In February 2005, we established Audible UK, a spoken audio Web site service mirroring the U.S. company service, but focused on the UK marketplace. We purchased one share of Audible UK stock on February 7, 2005, at which date it became a wholly-owned subsidiary. Audible UK began commercial operations in June 2005.

AudibleAir is an innovative new service that allows the automated wireless download of secure digital audio files to certain smart digital phones. Customers can now bypass connecting to the desktop and program their Audible content to be delivered wirelessly anytime and anywhere. Customers can refresh their content automatically as AudibleAir recognizes how much of a downloaded audio program they have heard. The application retains the portion they haven't listened to, while refreshing the device with new audio. Any content in the Audible My Library can be accessed by our customers and downloaded at any time.

AudibleEducation is a section of our Web site that provides a selection of education content designed for students of all ages. We intend to capitalize on the significant demand for strategic partnerships with entities positioned within the numerous multi-billion dollar markets in corporate learning, higher education, professional certification, test preparation, continuing education, and direct-to-consumer education.

Our new AudibleListener membership plans, launched in December 2005, provide an array of new member benefits, ranging from greater flexibility in using AudibleListener membership credits, to everyday 30% discounts on a la carte purchases, and a daily New York Times or Wall Street Journal subscription included in the membership fee.

For 2006, our major goals include increasing the number of new AudibleListeners we acquire, reducing our churn rate and increasing customer satisfaction.

Subsequent to our earnings announcement on February 16, 2006, we revised our previously reported results of operations for the three months ended December 31, 2005 and for 2005. The revisions resulted from corrections discussed in Item 9A, changes in estimates and reclassifications and audit adjustments that took place during the completion of our 2005 financial reporting process.  As a result, the following changes occurred from our February 16, 2006 earnings announcement to the results in this Form 10-K, respectively: for the three months ended December 31, 2005, total revenue net, increased from $18,002 to $18,264; operating expenses increased from $21,589 to $21,934; income tax benefit increased from $94 to $96; net loss increased from $2,099 to $2,180; our net loss per share of $0.09 did not change; for 2005 total revenue net, increased from $62,974 to $63,237; operating expenses increased from $66,364 to $66,706; income tax expense decreased from $4 to $1; net loss increased from $577 to $653; and our net loss per share increased from $0.02 to $0.03 per share.

Results of Operations

The following table sets forth certain financial data, as a percentage of total revenue during 2003, 2004, and 2005.

	Year Ended December 31,
	2003	2004	2005
Revenue, net:
Content and services revenue:
Consumer content	96.2%	98.6%	98.3%
Point of sale rebates	(0.5)%	(2.0)%	(1.6)%
Services	0.5%	0.2%	0.2%

Total content and services revenue	96.2%	96.8%	96.9%

Hardware revenue	3.5%	2.0%	1.0%
Related party revenue	--	1.0%	1.8%
Other revenue	0.3%	0.2%	0.3%

Total revenue, net	100.0%	100.0%	100.0%

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	27.5%	31.0%	35.8%
Discount certificate rebates	--	4.3%	2.5%
Total cost of content and services revenue	27.5%	35.3%	38.3%
Cost of hardware revenue	10.8%	6.4%	4.6%
Cost of related party revenue	--	0.4%	0.4%
Operations	19.9%	15.0%	14.8%
Technology and development	24.8%	14.7%	13.0%
Marketing	23.3%	14.9%	21.2%
General and administrative	13.6%	10.3%	13.2%

Total operating expenses	119.9%	97.0%	105.5%

(Loss) income from operations	(19.9)%	3.0%	(5.5)%
Other income, net	0.1%	0.6%	3.3%
(Loss) income before income taxes	(19.8)%	3.6%	(2.2)%
Income tax expense	--	--	--
State income tax benefit	1.3%	2.1%	1.2%
Net (loss) income	(18.5)%	5.7%	(1.0)%
Dividends on preferred stock	(29.3)%	(1.8)%	--
Preferred stock discount	(7.5)%	--	--
Charges related to conversion of convertible preferred stock	--	(28.8)%	--
Total preferred stock expense	(36.8)%	(30.6)%	--
Net loss applicable to common shareholders	(55.2)%	(24.9)%	(1.0)%

Total Content and Services Revenue

The following is our content and services revenue for the last three years:

Year Ended December 31,			Percentage Change
2003	2004	2005	2004 vs. 2003	2005 vs. 2004
$18,594	$33,210	$61,310	78.6%	84.6%

Content and services revenue consists of AudibleListener membership revenue, revenue from single title sales, revenue from subscriptions, revenue from sales at the Apple iTunes Music Store and library revenue. We deduct the cost of point of sale rebates from content and services revenue.

Content and services revenue grew due to growth in AudibleListener memberships and sales at the Apple iTunes Music Store. AudibleListener membership growth was driven mainly through online channels, free trial promotions, and our marketing partnerships with retailers and device manufacturers. Year-end AudibleListener membership grew from approximately 96,000 members at December 31, 2003, to approximately 159,000 at December 31, 2004, and 248,000 at December 31, 2005. We recognized in revenue approximately $9,464, $3,677, and $395 from sales of Audible content at the Apple iTunes Music Store, in 2005, 2004, and 2003, respectively. Our customer count and AudibleListener membership count excludes customers that purchase Audible content directly from the Apple iTunes Music Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing will continue to drive AudibleListener membership growth and growth in sales at the Apple iTunes Music Store. As we enter 2006, and acquire new AudibleListener members who may choose to roll over their audio credits, our ability to recognize revenue will be dependent upon audio credit usage patterns of individual members. This will result in an increase in deferred revenue and may result in a decrease or slower growth in our revenue as compared to prior periods.

Hardware Revenue

The following is our hardware revenue for the last three years:

Year Ended December 31,			Percentage Change
2003	2004	2005	2004 vs. 2003	2005 vs. 2004
$666	$695	$612	4.4%	(11.9)%

Hardware revenue consists of revenue derived primarily from the shipping and handling charge to customers on devices that Audible provides for free to AudibleListeners who commit to a six or twelve month AudibleListener membership. Also included are separate sales of digital audio players to consumers and libraries.

Hardware revenue decreased from 2004 to 2005 primarily as a result of a reduction in shipments of digital audio devices we gave away, which resulted in lower shipping and handling revenues. Hardware revenue increased from 2003 to 2004 primarily as a result of a higher number of free digital audio player device shipments, partially offset by lower sales of digital audio players to consumers and libraries. Under EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, with these multiple-element arrangements (membership plus device), we recognize only shipping and handling fees as revenue for the delivery of hardware because all other consideration paid by the customer is contingent upon delivery of the content. Revenue is recognized upon shipment, assuming all other criteria are met.

Related Party Revenue

The following is our related party revenue for the last three years:

Year Ended December 31,			Percentage Change
2003	2004	2005	2004 vs. 2003	2005 vs. 2004
$--	$362	$1,146	--	216.6%

Related party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004.

Related party revenue for 2004 and 2005 included $146 and $500, respectively, in fees earned from our agreement with France Loisirs, representing the straight-line recognition of $1,000 in fees we will receive pursuant to the arrangement, which is being recognized over the initial 24-month term of the agreement through September 14, 2006, as well as $54 and $122, respectively, in billings to France Loisirs for reimbursement of certain incremental costs. Related party revenue for 2004 and 2005 also included $90 and $390, respectively, in fees earned from our agreement with Audible Germany, as well as $72 and $134, respectively, in billings to Audible Germany for reimbursement of certain incremental costs incurred by us in connection with our license and services agreement.

Other Revenue

The following is our other revenue for the last three years:

Year Ended December 31,			Percentage Change
2003	2004	2005	2004 vs. 2003	2005 vs. 2004
$65	$52	$169	(20.0)%	225.0%

Other revenue in 2005 primarily included $115 of revenue earned under a new product development agreement with a publishing partner that is being recognized on a straight-line basis over a 58 month period. The remaining balance of other revenue in 2005 included commissions earned by us for referring customers to a retail partner to purchase a digital audio device. We recognize the commissions in the period when the purchase is completed and the amounts are known and determinable.

Other revenue in 2004 and 2003 consisted primarily of straight-line amortization of revenue earned from a technology licensing fee arrangement which ended June 30, 2004.

Cost of Content and Services Revenue

The following is our cost of content and services revenue for the last three years:

Cost of Content and Services	Year Ended December 31,			As a Percentage of Total Content and Services Revenue
	2003	2004	2005	2003	2004	2005

Royalties and other content charges	$5,319	$10,650	$22,613	28.6%	32.1%	36.9%
Discount certificate rebates	--	1,462	1,556	--	4.4%	2.5%
Total cost of content and services revenue	$5,319	$12,112	$24,169	28.6%	36.5%	39.4%

Cost of content and services revenue consists primarily of royalties incurred, discount certificate rebates, and the amortization of publisher royalty advances.

Royalties and other content charges as a percentage of total content and services revenue increased in 2003, 2004 and 2005 to 28.6%, 32.1% and 36.9% respectively. This increase was primarily due to the increasing percentage of revenue from sales at the Apple iTunes music store, which yields a higher royalty cost as a percentage of revenue; the impact of higher royalty rates from publishers; and the impact of discounted single title sales to our customers during certain periods in 2005. Discount certificate rebates, introduced in 2004, are electronic discount certificates or gift cards given to certain AudibleListeners who commit to joining an AudibleListener plan for twelve months. AudibleListener customers use these when purchasing an AudibleReady digital audio player from a third-party retailer.

Cost of Hardware Revenue

The following is our cost of hardware revenue for the last three years:

Year Ended December 31,			As a Percentage of Hardware Revenue
2003	2004	2005	2003	2004	2005
$2,085	$2,188	$2,934	313.1%	314.8%	479.4%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

In the 2005 period, we changed the model of the digital audio player to an iPod we give for free to certain AudibleListener members. The iPod was more expensive than the device we previously provided. As a result, cost of hardware revenue increased in 2005.

The increase in cost of hardware revenue in 2004 from 2003 was due to the increase in the quantity of digital devices given away for free to customers who commit to an AudibleListener membership.

Cost of Related Party Revenue

The following is our cost of related party revenue for the last three years:

Year Ended December 31,			As a Percentage of Related Party Revenue
2003	2004	2005	2003	2004	2005
$--	$126	$256	--	34.8%	22.3%

Cost of Related Party Revenue

Cost of related party revenue consists of costs we have incurred in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004.

Cost of related party revenue for 2004 and 2005 included $54 and $122 respectively, for France Loisirs, and $72 and $134 respectively, for Audible Germany. These costs primarily consisted of payroll costs related to services for France and Germany operations, performed by certain employees of our technology, development, and audio departments.

Operations

The following is our operations expense for the last three years:

Year Ended December 31,			As a Percentage of Total Content and Services Revenue
2003	2004	2005	2003	2004	2005
$3,843	$5,146	$9,355	20.7%	15.5%	15.3%

Operations expense consists of payroll and related expenses for content acquisition, education, editorial, audio conversion, programming, customer service and credit card fees. Related expenses include outside consultants and professional fees, credit card processing fees, and audio recording fees.

Operations expense increased in 2005 versus 2004 primarily due to $1,933 in higher personnel expenses (107 employees at December 31, 2005 compared to 53 employees at December 31, 2004), $1,007 in higher outside service expenses, and $835 in higher credit card fees. These increases were primarily related to the increased scale of our business. Many of these higher costs were directed at improving the quality of customer service as well as the launch of Audible UK.

Increases in operation expense from 2003 to 2004 were primarily due to $703 in higher personnel expenses (53 employees at December 31, 2004 compared to 42 employees at December 31, 2003) and $520 in higher credit card fees. These increases were primarily related to the increased scale of our business.

Technology and Development

The following is our technology and development expense for the last three years:

Year Ended December 31,			As a Percentage of Total Content and Services Revenue
2003	2004	2005	2003	2004	2005
$4,785	$5,030	$8,239	25.7%	15.1%	13.4%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expense from 2004 to 2005 was primarily due to $933 in higher personnel expenses (45 employees at December 31, 2005 compared to 24 employees at December 31, 2004), $925 in higher outside services expenses, and $911 in higher maintenance and repair costs, as well as an increase in supplies purchased. Many of these higher costs were related to the development of our new AudibleListener plans, enhancing the performance of our Web site, and the launch of Audible UK.

The increase in technology and development expense from 2003 to 2004 was primarily due to $344 of higher outside service fees, and $86 in higher Web site expenses due to higher bandwidth charges to support higher revenues. These were partially offset by reduced personnel and related expenses.

Marketing

The following is our marketing expense for the last three years:

Year Ended December 31,			As a Percentage of Total Content and Services Revenue
2003	2004	2005	2003	2004	2005
$4,495	$5,097	$13,387	24.2%	15.3%	21.8%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners, and shipping and handling costs associated with selling digital devices.

Marketing expenses were higher in 2005 than 2004 primarily due to increases of $3,377 in higher advertising and promotional expenses, $3,202 in higher revenue sharing and bounty payments, and $1,072 in higher personnel expenses (29 employees at December 31, 2005 compared to 15 employees at December 31, 2004), partially offset by a decrease of $313 resulting from the issuance of warrants. Most of these higher expenses were directed towards obtaining new AudibleListeners, the launch of Audible UK and the rollout of our new AudibleListener plans. New AudibleListeners obtained in 2005 were approximately 237,000 compared to 117,000 in 2004.

The increase in marketing expenses from 2003 to 2004 was primarily due to $564 in higher advertising and promotional costs, $309 in higher warrant charges incurred in connection with entering into certain service agreements, and $240 in higher personnel costs. These increases were offset in part by a decrease of $535, which was incurred in connection with our co-branding, marketing and distribution agreement with Amazon.com. New AudibleListeners acquired in 2004 were 117,000 compared with 65,000 in 2003.

As we continue to build the AudibleListener membership base, we expect our marketing expenses to continue to grow.

General and Administrative

The following is our general and administrative expense for the last three years:

Year Ended December 31,			As a Percentage of Total Content and Services Revenue
2003	2004	2005	2003	2004	2005
$2,633	$3,539	$8,366	14.2%	10.7%	13.6%

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The increase in general and administrative expense in 2005 was primarily due to $1,473 in increased legal and other professional fees, $1,174 in increased personnel expenses (12 employees at December 31, 2005 compared to 5 employees at December 31, 2004), $1,218 in increased audit and related fees, which included fees related to Sarbanes-Oxley compliance activities, and $338 in increases related to expenses in international operations.

The increase in general and administrative expense from 2003 to 2004 was primarily due to $595 in higher legal and other professional fees, related in part to our international expansion plans, $387 in higher audit and related fees and higher professional fees related to our Sarbanes-Oxley compliance activities, $204 in higher office and administrative costs, and $169 in higher NASDAQ fees. These increases were offset in part by the absence during 2004 of $400 in payments made during 2003 to our officers pursuant to an incentive plan, as well as the absence in 2004 of a $213 expense incurred during 2003 in connection with our forgiveness of employee promissory notes issued to us in exchange for shares of our common stock.

Other Income, net

The following is our other income, net for the last three years:

Year Ended December 31,			Percentage Change
2003	2004	2005	2004 vs. 2003	2005 vs. 2004
$25	$221	$2,077	784.0%	839.8%

Other Income, net consists of interest income and interest expense. The increase in other income, net during 2005 versus 2004, was mainly due to interest earned on the investment of funds in short-term investments, which consisted of governmental agency notes and mortgage-backed securities. We began to make these investments in November 2004.

Critical Accounting Policies

The Securities and Exchange Commission defines “critical accounting policies” as those accounting policies that require application of management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We have other significant accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements. Although we believe that our estimates, judgments and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Our critical accounting policies are as follows:

Revenue Recognition

We derive our revenue from four main categories:

•	Content and services revenue, which includes consumer content and corporate services;
•	Hardware revenue;
•	Related party revenue; and
•	Other revenue.

Content and Services. Consumer content revenue consists primarily of content sales made from our Web sites and content sold through our agreement with the Apple iTunes Music Store. At our Web site, customers purchase content either through an AudibleListener membership plan or on an a la carte basis. When purchased on an a la carte basis, we recognize revenue from the sale of individual content titles in the period when the content is purchased and delivered. We generally recognize revenue from the sale of content subscriptions pro rata over the term of the subscription period, depending on the terms of the plan.

Our “legacy” AudibleListener monthly membership plans generally provide customers two audio credits for a fixed monthly fee. Customers may use these audio credits to select content of their choice from our Web site. Through November 2005 “legacy” AudibleListener audio credits provided under a monthly membership program had a life of 30 days, after which they expired. We recognize revenue from the sale of legacy AudibleListener memberships ratably over the AudibleListener’s monthly membership period. This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred at month end and recognized as content revenue in the following month.

In December 2005, we introduced new AudibleListener membership plans, designed to provide our customers more flexibility in using their audio credits. Depending upon the AudibleListener membership plan, customers can receive and “bank” or delay using up to a maximum of six or twelve audio credits, depending on the membership plan. The banking feature will result in audio credits being used (delivered) over different periods for different customers. In addition, some of the new AudibleListener plans include new membership benefits, ranging from a complimentary daily newspaper to everyday discounts of 30% on a la carte purchases. The daily newspaper and 30% discount benefits are “serial” elements that are delivered continuously over the membership period, whereas the content selections underlying the audio credits are discrete elements that are delivered at different times based on individual customer behavior. As a result of the characteristics of the new AudibleListener memberships, they are considered revenue arrangements with multiple deliverables, however under Emerging Issues Task Force, or EITF, issue No. 00-21, Revenue Arrangements with Multiple Deliverables, because the deliverables are not eligible for separation, they are accounted for as a single unit of accounting. As a result, we recognize revenue for these new AudibleListener plans using the lesser of straight-line or proportional performance (based on content delivery) over the maximum membership period. This may result in a decrease in revenue or slower revenue growth than we experienced in prior periods because the customer has a longer period of time to use their audio credits. For example, a customer may pre-pay an annual membership for twelve audio credits and not use any credits for six months. Due to the revenue recognition model, this revenue will be deferred until the customer uses the audio credits.

Upon launch of the new AudibleListener plans in December 2005, the legacy AudibleListener programs were no longer available to new customers. Customers who have legacy memberships have the option of either converting to one of the new AudibleListener membership plans or continuing their legacy membership.

Provision for Refunds and Chargebacks

In the normal course of business, customers may contact us or contact their credit card company to request an adjustment for a purchase the customer paid us for in the past. Customers may contact us to request a refund for various reasons. We record a provision for expected refunds and chargebacks relating to revenue that was recognized in a previous period. The calculation of the provision for estimated refunds and chargebacks is based on historical refund rates and sales patterns. The provision is recorded as a reduction of revenue. A portion of the resulting reserve is classified as a reduction of accounts receivable based on an estimate of refunds and chargebacks that will be made related to sales that were collected by the credit card processor but not remitted to us at period-end. The remaining portion of the reserve is reflected as an accrued liability at period-end. Actual results could differ from our estimates.

Customer Concessions

In the normal course of business, customers may contact us to request a concession for a purchase the customer paid us for in the past, which they are unsatisfied with. Depending on the specific customer facts and circumstances, we will provide the customer a replacement or complimentary credit or a coupon. With our legacy AudibleListener plans, customers on occasion request that we replace an audio credit that expired before the customer had an opportunity to use it. Other customers may request an audio credit or coupon because they have had a specific problem with content downloading or audio quality. We defer revenue for expected replacement audio credits based on historical experience of the credits issued. We defer revenue for other audio credits and coupons when they are delivered to the customers based on estimated values. The concessions are recorded as a reduction of revenue and an increase to deferred revenue. Actual customer credit and coupon issuance and usage patterns could differ from our estimates.

Royalty Expense

Royalty expense is the largest component of cost of content and services revenue, and includes amortization of guaranteed royalty obligations to various content providers, royalties incurred on sales of content, and net realizable value adjustments to royalty advances. Many of our early content provider agreements contained a requirement to pay guaranteed amounts to the provider. Anticipating that sales from these agreements would not be sufficient to recoup the amount of the guarantees, we adopted a policy of amortizing royalty guarantees straight-line over the term of the royalty agreement, or expensing the royalty guarantees as incurred, whichever was sooner. In addition, each quarter we review and compare any remaining unamortized guarantee balance with current and projected sales by provider to determine if any additional net realizable value adjustments are required. Royalty expense for sales of content is incurred based upon either a percentage of revenue or a fixed price per title in accordance with the terms of the applicable royalty agreement. The royalty cost per title may differ depending upon whether the title is sold as part of an AudibleListener membership or sold as an a la carte sale. Actual sales could differ from our estimates of projected sales.

Internal-Use Software

In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, all costs incurred for the development of internal use software that relate to the planning and post implementation phases of the development are expensed. Direct costs incurred in the development phase are capitalized and recognized over the software's estimated useful life, generally two years, commencing at the time the software is ready for its intended use. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We review the capitalized software costs for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the related asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. There has been no impairment loss recognized as of December 31, 2005. Actual cash flows could differ from our expectations.

Warrants Issued To Non Employees In Exchange For Goods and Services

We occasionally issue warrants to purchase shares of common stock to non-employees as part of their compensation for providing goods and services. We account for these warrants in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18. The exercise price of the warrants is determined by the closing price of our common stock on the day of the agreement. The fair value of the warrant issued is estimated using the Black-Scholes model. Application of management’s judgment is required in determining the assumptions concerning risk free interest rate, expected term of the warrant, dividend yield and expected volatility to be used in the Black-Scholes model. The fair value of the warrant is expensed on a straight-line basis over the term of the agreement and is recorded within the operating expense line item that best represents the nature of the goods and services provided. Depending on the terms of the warrant, we apply variable plan or fixed plan accounting in accordance with EITF 96-18.

Employee Stock-Based Compensation Arrangements

As of December 31, 2005, we account for our employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For options granted at an exercise price lower than the fair market value of the stock on the grant date, the intrinsic value is recorded as deferred compensation with a credit to additional paid-in-capital and is expensed on a straight-line basis over the vesting term. We are required to adopt Statement of Financial Accounting Standard 123, Share-Based Payment, SFAS No. 123R, on January 1, 2006. Under SFAS No. 123R, we must select an appropriate option valuation model to value future share-based payments, determine the attribution method for compensation cost and select the transition method to be used at date of adoption. The transition methods for public companies include modified prospective and modified retrospective adoption options. Under the modified retrospective options, prior periods are restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and other unvested employee share-based awards starting on the date of adoption of SFAS No. 123R.

We expect to use the modified prospective transition method when adopting SFAS No. 123R and expect to continue to use the Black-Scholes model in valuing stock options. We expect stock-based compensation expense to be significant for the year ended December 31, 2006 as a result of the adoption of SFAS No. 123R. Compensation expense for 2006 calculated under SFAS No. 123R for unvested options and non-vested (restricted) stock outstanding as of December 31, 2005 may differ from the 2005 pro-forma amounts currently disclosed in our footnotes as a result of expected and actual forfeitures and the timing of the end of the related requisite service periods as well as the tax impact on our share-based payments. Further, we may make additional grants of share-based awards in the future, and the impact of these grants cannot be predicted at this time because it will depend on the number of share-based awards granted, the fair values of such awards and the related requisite service periods.

Liquidity and Capital Resources

From inception through the date prior to our initial public offering, we financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from the sales of redeemable convertible stock and warrants prior to our initial public offering were $28,719. In July 1999, we completed our initial public offering and received net proceeds of $36,856. From the time of our IPO, we have raised $15,860 in net proceeds through the private sale of shares of our convertible preferred stock (all of which were subsequently converted to common stock), $4,186 in net proceeds through the private sales of our common stock, $3,029 in net proceeds through the exercise of common stock options, and $1,588 in net proceeds through the exercise of common stock warrants.  In November 2004, we completed a follow-on public offering of our common stock resulting in net proceeds to us of approximately $46,457.

As of December 31, 2005, our cash and cash equivalents balance was 11,549. In addition, as of December 31, 2005 we had approximately $55,616 in short-term investments which we intend to hold until maturity. Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance and short-term investment balance as of December 31, 2005 will enable us to meet our anticipated cash requirements for operations and capital expenditures for the foreseeable future. Beyond that, we may need additional cash to fund our business and finance our continued growth. No assurance can be given that such additional financing, if needed, will be available on terms favorable to us or our stockholders, if at all.

Cash Requirements

At December 31, 2005, our principal source of liquidity was approximately $11,549 in cash and cash equivalents and $55,616 in short-term investments which we intend to hold until maturity.

The following table shows future cash payments due under our commitments and obligations as of December 31, 2005:

Year	Operating Leases	Service Agreements	Royalty Obligations (1)	Purchase Commitments	Total
2006	$585	$2,597	$293	$34	$3,509
2007	558	1,775	188	--	2,521
2008	547	1,263	--	--	1,810
2009	--	1	--	--	1
2010 and thereafter	--	--	--	--	--
Total	$1,690	$5,636	$481	$34	$7,841

(1) Reflected in current and non-current liabilities respectively, on the accompanying December 31, 2005 consolidated Balance Sheet.

Lease Obligations

We have an operating lease on our office space in Wayne, New Jersey that expires in December 2008. The lease contains a renewal option for a period of three years. In February 2005, Audible UK signed a one year lease for office space, which includes office amenities. This lease was subsequently amended in the second quarter of 2005 for additional space and will expire in May 2006. Total future minimum lease obligations as of December 31, 2005 under these lease arrangements are $1,690.

Rent expense of $484, $389, and $561, respectively, was recorded under operating leases for the years ended December 31, 2003, 2004 and 2005.

There are no future minimum lease payments due under capital leases as of December 31, 2005, which were paid in full during the first quarter of 2005.

Service Agreements

We have entered into operational and marketing agreements or purchase orders with various vendors to provide certain contracted services. The majority of the amounts committed are for hosting services related to our Web site.

Royalty Obligations

Royalty obligations represent payments to be made to various content providers pursuant to minimum guarantees under their royalty agreements, net of royalties paid. The royalty obligations recorded in the accompanying consolidated Balance Sheets are classified between current and non-current based on the payment terms specified in the agreements.

Purchase Commitments

Purchase commitments represent agreements we have made for future purchases of goods and services. The balance primarily consists of purchases for network and operating systems equipment.

Sources and Uses of Cash
(dollars in thousands)

Operating Activities.  Net cash used in operating activities was $1,144 in 2003. Net cash provided by operating activities was $5,188 and $11,779 in 2004 and 2005, respectively. Net cash used in operating activities in 2003 was primarily attributable to our net loss, offset in part by services rendered for common stock and warrants, depreciation and amortization, and an increase in accrued expenses. Net cash provided by operating activities in 2004 was primarily attributable to our net income, an increase in deferred revenue, accrued expenses, services rendered for common stock and warrants, depreciation and amortization, and accounts payable, offset in part by an increase in accounts receivable, inventory, and a decrease in royalty obligations. Net cash provided by operating activities in 2005 was primarily attributable to an increase in accrued expenses, deferred revenue, accounts payable, depreciation and amortization, offset in part by our net loss, increase in accounts receivable, accretion of discounts on short-term investments, royalty advances, and accounts receivable due from related parties.

Investing Activities. Net cash used in investing activities was $137, $48,702, and $14,392 in 2003, 2004, and 2005 respectively.  Net cash used in investing activities in 2003 related to purchases of property and equipment of $137.  Net cash used in 2004 was attributable to the purchase of short-term investments of $48,300, using the proceeds of our November 2004 public offering, as well as purchases of property and equipment of $402. Net cash used in investing activities in 2005 related to net purchases of short-term investments of $6,046, purchases of property and equipment of $3,706, and expenditures on software development costs of $4,640.

Financing Activities. Net cash provided by financing activities was $7,534, $47,735, and $864 in 2003, 2004, and 2005, respectively. Net cash provided by financing activities in 2003 resulted primarily from the issuance of our shares of convertible preferred stock, exercise of warrants, and the exercise of employee stock options. Net cash provided by financing activities in 2004 resulted primarily from the follow-on November 2004 public offering and from the exercise of employee stock options, offset in part by principal payments on capital lease obligations. Net cash provided by financing activities in 2005 resulted primarily from proceeds from the exercise of common stock options and common stock warrants, offset by principal payments made on capital lease obligations.

As of December 31, 2005, we had available net operating loss carryforwards totaling $120,350, which expire beginning in 2010. We have experienced certain ownership change, which under the provisions of Section 382 of the Internal Revenue Code 1986, as amended, may result in an annual and aggregate limitation on our ability to utilize our net operating losses in the future.

We have conducted a study to determine the extent of the limitations. Based on the study, we have had three separate changes in control. However, in each case, the annual and aggregate limitations are not expected to hinder our ability to utilize our net operating losses in the future.

As a result of selling certain of our New Jersey state income tax loss benefits for cash, we realized $250, $724, and $740 in state income tax benefits during the years ended December 31, 2003, 2004, and 2005 respectively. We cannot assure you that this program will be available to us in the future.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151, amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS No. 151 is effective for us beginning on January 1, 2006 and we do not expect it to have a significant impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and non-vested (restricted) stock grants, to be recognized as compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition beginning in fiscal year 2006. SFAS 123R also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than operating cash flow.

We were required to adopt SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, we must select an appropriate fair value model to value future share-based payments, determine the attribution method for compensation cost and select the transition method to be used at date of adoption. The transition methods for public companies include modified prospective and modified retrospective adoption options. Under the modified retrospective options, prior periods are restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and other unvested employee share-based awards starting on the date of adoption of SFAS No. 123R.

We expect to use the modified prospective transition method when adopting SFAS No. 123R and expect to continue to use the Black-Scholes model in valuing stock options. We expect stock-based compensation expense to be significant for the year ended December 31, 2006 as a result of the adoption of SFAS No. 123R. Compensation expense for 2006 calculated under SFAS No. 123R for unvested options and non-vested (restricted) stock outstanding as of December 31, 2005 may differ from the 2005 pro-forma amounts currently disclosed in our footnotes as a result of expected and actual forfeitures and the timing of the end of the related requisite service periods as well as the tax impact on our share-based payments. Further, we may make additional grants of share-based awards in the future, and the impact of these grants cannot be predicted at this time because it will depend on the number of share-based awards granted, the fair values of such awards and the related requisite service periods.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, which addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for us beginning on January 1, 2006, and we do not expect it to have a significant impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. Among other changes, this Statement requires retrospective application for voluntary changes in accounting principles, unless it is impractical to do so. Guidance is provided on how to account for changes when retrospective application is impractical. This Statement is effective on a prospective basis beginning January 1, 2006.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiary are translated into U.S. dollars in consolidation. We do not use derivative instruments or hedging to manage our exposures and do not hold any market risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data.

The information required by Item 8 of Part II is incorporated herein by reference to the financial statements filed with this report; see Item 15 of Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a.) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K because of the material weaknesses discussed below.

b.) Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that:

(i.)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii.)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii.)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, using the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of our assessment, we identified the following material weaknesses in internal control over financial reporting as of December 31, 2005:

Insufficient Accounting Personnel

We did not employ sufficient accounting personnel possessing an appropriate level of technical expertise. Our accounting function lacked adequate technical expertise related to accounting for and reporting of non-routine or complex transactions in accordance with U.S. generally accepted accounting principles and we lacked sufficient resources to address, communicate and remediate material weaknesses and significant deficiencies on a timely basis. This deficiency resulted in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected, and was a contributing factor in the development of other material weaknesses described below.

Inadequate Information and Communication
We did not have adequate policies and procedures to ensure that financial reporting information related to certain transactions was properly captured and communicated within our business processes and information systems. Specifically, the following two individual material weaknesses were identified:

1)
We did not have effective policies and procedures to adequately develop and validate system-generated reports. Specifically, we relied on system-generated reports to record journal entries related to gift revenue and deferred gift revenue in our general ledger, which reports did not accurately reflect gift transactions in accordance with U.S. generally accepted accounting principles. As a result of this deficiency, there were errors in consumer content revenue and deferred revenue in our 2005 consolidated financial statements. The errors were corrected prior to the issuance of our consolidated financial statements.

2)
We had insufficient processes and controls in place to ensure the identification, capture and timely communication of financially significant information between certain parts of our organization and the accounting department, which precluded us from being able to account for transactions in a complete, appropriate and timely manner. Specifically, there was inadequate communication between our customer service department and our accounting department related to customer concessions issued by the customer service department. As a result of this deficiency, there were errors in consumer content revenue and deferred revenue in our 2005 consolidated financial statements. The errors were corrected prior to the issuance of our consolidated financial statements.

Inadequate Risk Assessment

We had inadequate controls and procedures for ensuring that financial reporting risks associated with our new membership programs launched in December 2005 were addressed at a sufficient level of detail so the financial implications could be identified and appropriate action plans could be formulated and implemented prior to the launch of such programs. This deficiency resulted in our inability to close our 2005 books on a timely basis and resulted in errors in consumer content revenue and deferred revenue in our 2005 consolidated financial statements. The errors were corrected prior to the issuance of our consolidated financial statements.

Ineffective Contract Management

We did not have policies and procedures to ensure the effective monitoring of the financial statement implications of contracts throughout their life cycle. As a result of this deficiency, there were errors in operating expenses and accrued expenses in our 2005 consolidated financial statements. The errors were corrected prior to the issuance of our consolidated financial statements.

Ineffective Control over Retail Promotions

We did not have effective controls to ensure the accuracy of costs and accruals related to retail promotion programs. Specifically, we did not have controls to ensure that we maintained and monitored the inventory of retail promotion codes pre-purchased from retailers and did not reconcile on a timely basis amounts accrued for retail promotion codes to amounts subsequently paid. As a result of this deficiency, there were errors in point of sale rebates, discount certificate rebates and accrued expenses in our 2005 consolidated financial statements. The errors were corrected prior to the issuance of our consolidated financial statements.

Our management has determined that each of the aforementioned deficiencies constitutes a material weakness in internal control over financial reporting as of December 31, 2005, based on its evaluation under the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Accordingly, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on our assessment of internal control over financial reporting. This audit report is included in item c.) below.

c.) Independent Registered Public Accounting Firm's Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Audible, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.b.), that Audible, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management's assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2005:

Insufficient Accounting Personnel

The Company did not employ sufficient accounting personnel possessing an appropriate level of technical expertise. The Company’s accounting function lacked adequate technical expertise related to accounting for and reporting of non-routine or complex transactions in accordance with U.S. generally accepted accounting principles and the Company lacked sufficient resources to address, communicate and remediate material weaknesses and significant deficiencies on a timely basis. This deficiency resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected, and was a contributing factor in the development of other material weaknesses described below.

Inadequate Information and Communication

The Company did not have adequate policies and procedures to ensure that financial reporting information related to certain transactions was properly captured and communicated within the Company’s business processes and information systems. Specifically, the following two individual material weaknesses were identified:

1)  The Company did not have effective policies and procedures to adequately develop and validate system-generated reports. Specifically, the Company relied on system-generated reports to record journal entries related to gift revenue and deferred gift revenue in the Company’s general ledger, which reports did not accurately reflect gift transactions in accordance with U.S. generally accepted accounting principles. As a result of this deficiency, there were errors in consumer content revenue and deferred revenue in the Company’s 2005 consolidated financial statements.

2)  The Company had insufficient processes and controls in place to ensure the identification, capture and timely communication of financially significant information between certain parts of the Company’s organization and accounting department, which precluded the Company from being able to account for transactions in a complete, appropriate and timely manner. Specifically, there was inadequate communication between the Company’s customer service department and accounting department related to customer concessions issued by the customer service department. As a result of this deficiency, there were errors in consumer content revenue and deferred revenue in the Company’s 2005 consolidated financial statements.

Inadequate Risk Assessment

The Company had inadequate controls and procedures for ensuring that financial reporting risks associated with the Company’s new membership programs launched in December 2005 were addressed at a sufficient level of detail so the financial implications could be identified and appropriate action plans could be formulated and implemented prior to the launch of such programs. This deficiency resulted in the Company’s inability to close its 2005 books on a timely basis and resulted in errors in consumer content revenue and deferred revenue in the Company’s 2005 consolidated financial statements.

Ineffective Contract Management

The Company did not have policies and procedures to ensure the effective monitoring of the financial statement implications of contracts throughout their life cycle. As a result of this deficiency, there were errors in operating expenses and accrued expenses in the Company’s 2005 consolidated financial statements.

Ineffective Control over Retail Promotions

The Company did not have effective controls to ensure the accuracy of costs and accruals related to retail promotion programs. Specifically, the Company did not have controls to ensure that the Company maintained and monitored the inventory of retail promotion codes pre-purchased from retailers and did not reconcile on a timely basis amounts accrued for retail promotion codes to amounts subsequently paid. As a result of this deficiency, there were errors in point of sale rebates, discount certificate rebates and accrued expenses in the Company’s 2005 consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Audible, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 30, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Short Hills, New Jersey
March 30, 2006

d.) Changes in Internal Control Over Financial Reporting

There were no changes to internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 is hereby incorporated by reference from the Proxy Statement for our 2006 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Proxy Statement for our 2006 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Proxy Statement for our 2006 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 is hereby incorporated by reference from the Proxy Statement for our 2006 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Proxy Statement for our 2006 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules.

(a) Documents filed as part of the report:		Page Number

(1)	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets at December 31, 2004 and 2005	F-2

	Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005	F-3

	Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2003, 2004 and 2005	F-4

	Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2003, 2004 and 2005	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005	F-8

	Notes to Consolidated Financial Statements	F-9

(2)	Consolidated Financial Statement Schedules

All consolidated financial statement schedules have been omitted because the applicable information has been included in the accompanying footnotes to the consolidated financial statements

(3)	Exhibits
The following exhibits are filed or incorporated by reference, as stated below:

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Audible, Inc.
3.1.2***	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Audible
3.2*	Amended and Restated Bylaws of Audible, Inc.
3.3!	Certificate of Retirement dated March 12, 2004
10.15*	1999 Stock Incentive Plan
10.19*	Office lease dated June 20, 1997, by and between Audible, Inc., as tenant, and Passaic Investment LLC, Sixty-Five Willowbrook Investment LLC and Wayne Investment LLC, as tenants-in-common, as landlord
10.19.1$	Fifth modification, dated December 18, 2003, to the office lease.
10.19.2$	Sixth modification, dated March 23, 2005, to the office lease .
10.26*	Employment Offer Letter from Audible, Inc. to Andrew Kaplan dated May 25, 1999
10.29*	Common stock Purchase Warrant, W-1, issued June 17, 1999, to Robin Williams
10.30*	Common stock Purchase Warrant, W-2, issued June 17, 1999, to Robin Williams
10.30.1##	Amendment No. 1 to common stock Purchase Warrant, W-2, issued January 25, 2001, to Robin Williams (relating to Exhibit 10.30)
10.41!	Form of common stock warrant issued by Audible Inc. to investor parties in connection with the Series A Settlement Agreement dated February 6, 2004.
10.43++@	License and Services Agreement by and between Audible Inc., and Audible GmbH dated August 30, 2004.
10.44++@	Master Alliance Agreement by and between Audible Inc., France Loisirs S.A.S. and Audio Direct S.A.S. dated September 15, 2004.
10.45@	Articles of Association of Audible GmbH.
10.46++!!	Digital Download sales agreement with Apple Computer, Inc.
14.1	Audible Code of Ethics and Business Conduct
21.1	List of subsidiary
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of attorney (included on signature page)
31.1	Annual Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Annual Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Annual Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Annual Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-76985

***	Incorporated by reference from the Company's 10-K for the fiscal year ended December 31, 2001

##	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended June 30, 2001.

!	Incorporated by reference from the Company's 10-K for the fiscal year ended December 31, 2003.

@	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2004.

!!	Incorporated by reference from the Company's 10-K/A for the period ended December 31, 2004.

$	To be filed by amendment.

^	Executive Compensation Plans and Arrangements.

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

Donald R. Katz
Chairman and Chief Executive Officer

Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated. Each person whose signature appears below in so signing also makes, constitutes, and appoints Donald R. Katz and Glenn Rogers, and each of them, his or her true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this report, with exhibits thereto and other documents in connections therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Name	Title	Date

/s/ Donald R. Katz		March 31, 2006

Donald R. Katz	Chairman and Chief Executive Officer

/s/ Andrew P. Kaplan		March 31, 2006

Andrew P. Kaplan	Chief Financial Officer, Executive Vice President, Finance

/s/ Richard Sarnoff		March 31, 2006

Richard Sarnoff	Director

/s/ Gary L. Ginsberg		March 31, 2006

Gary L. Ginsberg	Director

/s/ Johannes Mohn		March 31, 2006

Johannes Mohn	Director

/s/ Alan Patricof		March 31, 2006

Alan Patricof	Director

/s/ Oren Zeev		March 31, 2006

Oren Zeev	Director

/s/ William Washecka		March 31, 2006

William Washecka	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Audible, Inc.:

We have audited the accompanying consolidated balance sheets of Audible, Inc. and subsidiary as of December 31, 2004 and 2005, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audible, Inc. and subsidiary as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Audible, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2006 expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
March 30, 2006

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$13,296	$11,549
Short-term investments	48,386	55,616
Interest receivable on short-term investments	76	428
Accounts receivable, net of provision for refunds and chargebacks of $14 and $31 at December 31, 2004 and 2005, respectively	787	2,337
Accounts receivable - related party	88	594
Royalty advances	141	471
Prepaid expenses and other current assets	666	899
Inventory	394	498

Total current assets	63,834	72,392

Property and equipment, net	919	8,159
Other assets	21	114

Total assets	$64,774	$80,665

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$851	$4,750
Accrued expenses	1,897	4,802
Accrued royalties	1,882	5,104
Accrued compensation	448	868
Capital lease obligations	121	--
Deferred revenue	2,446	6,459

Total current liabilities	7,645	21,983

Deferred revenue-noncurrent	--	99
Royalty obligations-noncurrent	38	188

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01. Authorized 40,000,000 shares at December 31, 2004 and 2005; 24,169,775 and 24,326,503 shares issued at December 31, 2004 and 2005, respectively	242	243
Additional paid-in capital	187,249	192,547
Deferred compensation	(154)	(3,696)
Accumulated other comprehensive income	--	15
Treasury stock at cost; 229,741 and 0 shares of common stock at December 31, 2004 and 2005	(185)	--
Accumulated deficit	(130,061)	(130,714)

Total stockholders' equity	57,091	58,395

Total liabilities and stockholders' equity	$64,774	$80,665
See accompanying notes to consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2003	2004	2005
Revenue, net:
Content and services revenue:
Consumer content	$18,594	$33,838	$62,185
Point of sale rebates	(105)	(696)	(1,006)
Services	105	68	131

Total content and services revenue	18,594	33,210	61,310
Hardware revenue	666	695	612
Related party revenue	--	362	1,146
Other revenue	65	52	169
Total revenue, net	19,325	34,319	63,237

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	5,319	10,650	22,613
Discount certificate rebates	--	1,462	1,556

Total cost of content and services revenue	5,319	12,112	24,169
Cost of hardware revenue	2,085	2,188	2,934
Cost of related party revenue	--	126	256
Operations	3,843	5,146	9,355
Technology and development	4,785	5,030	8,239
Marketing	4,495	5,097	13,387
General and administrative	2,633	3,539	8,366

Total operating expenses	23,160	33,238	66,706

(Loss) income from operations	(3,835)	1,081	(3,469)

Other income (expense):
Interest income	25	253	2,078
Interest expense	--	(32)	(1)

Other income, net	25	221	2,077

(Loss) income before income taxes	(3,810)	1,302	(1,392)

Income tax expense	--	(1)	(1)

State income tax benefit	250	724	740

Net (loss) income	(3,560)	2,025	(653)
Dividends on preferred stock	(5,657)	(614)	--
Preferred stock discount	(1,444)	--	--
Charges related to conversion of convertible preferred stock	--	(9,873)	--

Total preferred stock expense	(7,101)	(10,487)	--

Net loss applicable to common shareholders	$(10,661)	$(8,462)	$(653)
Basic and diluted net loss applicable to common shareholders per common share	$(1.01)	$(0.40)	$(0.03)
Basic and diluted weighted average common shares outstanding	10,506,704	20,912,997	24,195,771

See accompanying notes to consolidated financial statements.

F-3-

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollars in thousands)

	Year Ended December 31,
	2003	2004	2005
Net (loss) income	$(3,560)	$2,025	$(653)
Other comprehensive income:
Foreign currency translation adjustment	--	--	15
Comprehensive (loss) income	$(3,560)	$2,025	$(638)

See accompanying notes to consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(dollars and shares in thousands)

				Common Stock
	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Shares	ParValue
Balance at December 31, 2002	--	$1,138	--	10,562	$106
Deferred compensation related to stock options issued below fair market value	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	--
Amortization of deferred services	--	--	--	--	--
Amortization of warrants for services	--	--	--	--	--
Cashless exercise of common stock warrants	--	--	--	14	--
Exercise of common stock options	--	--	--	238	2
Exercise of common stock warrants	--	--	--	409	4
Series A Preferred stock reclassification due to removal of mandatory redemption feature	13,027	--	--	--	--
Sale of Series C Preferred stock	--	--	5,860	--	--
Conversion of Series C Preferred Stock and accrued dividends into common stock	--	--	(5,860)	3,792	38
Forgiveness of notes due from stockholders	--	--	--	--	--
Elimination of payments due to Amazon	--	--	--	--	--
Preferred stock issuance discount	--	--	--	--	--
Net loss	--	--	--	--	--
Accrued dividends on preferred stock	--	--	--	--	--
Balance at December 31, 2003	$13,027	$1,138	--	15,015	$150
Conversion of Series A Preferred Stock	(13,027)	--	--	4,669	46
Conversion of Series B Preferred Stock	--	(1,138)	--	417	4
Preferred dividends and conversion inducement	--	--	--	1,167	12
Sale of common stock	--	--	--	2,022	20
Cashless exercise of common stock warrants	--	--	--	40	1
Exercise of common stock options	--	--	--	802	8
Exercise of common stock warrants	--	--	--	38	1
Amortization of deferred compensation	--	--	--	--	--
Amortization of warrants for services	--	--	--	--	--
Payments received on notes due from stockholders	--	--	--	--	--
Reversal of unused accrued expense related to Series C financing	--	--	--	--	--
Preferred stock expense	--	--	--	--	--
Income tax benefit due to exercise of stock options	--	--	--	--	--
Net income	--	--	--	--	--
Balance at December 31, 2004	--	--	--	24,170	$242
Cashless exercise of common stock warrants	--	--	--	24	--
Exercise of common stock options	--	--	--	246	2
Exercise of common stock warrants	--	--	--	117	1
Reversal of deferred compensation related to forfeiture of stock options	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	--
Issuance of restricted stock, net of cancellations	--	--	--	--	--
Issuance of stock options below fair market value	--	--	--	--	--
Retirement of treasury stock	--	--	--	(230)	(2)
Income tax benefit from stock options exercised	--	--	--	--	--
Foreign currency translation adjustment	--	--	--	--	--
Net loss	--	--	--	--	--
Balance at December 31, 2005	--	$--	--	24,327	$243

See accompanying notes to consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(dollars and shares in thousands)

	Additional paid-in capital	Deferred compensation	Deferred services	Accumulated Other Comprehensive Income
Balance at December 31, 2002	$98,244	$(174)	$(417)	--
Deferred compensation related to stock options issued below fair market value	239	(239)	--	--
Amortization of deferred compensation	--	174	--	--
Amortization of deferred services	--	--	417	--
Amortization of warrants for services	719	--	--	--
Cashless exercise of common stock warrants	--	--	--	--
Exercise of common stock options	435	--	--	--
Exercise of common stock warrants	1,233	--	--	--
Series A Preferred stock reclassification due to removal of mandatory redemption feature	--	--	--	--
Sale of Series C Preferred stock	--	--	--	--
Conversion of Series C Preferred Stock and accrued dividends into common stock	6,693	--	--	--
Forgiveness of notes due from stockholders	--	--	--	--
Elimination of payments due to Amazon	1,500	--	--	--
Preferred stock issuance discount	1,444	--	--	--
Net loss	--	--	--	--
Accrued dividends on preferred stock	--	--	--	--
Balance at December 31, 2003	$110,507	$(239)	--	--
Conversion of Series A Preferred Stock	12,981	--	--	--
Conversion of Series B Preferred Stock	1,134	--	--	--
Preferred dividends and conversion inducement	13,838	--	--	--
Sale of common stock	46,437	--	--	--
Cashless exercise of common stock warrants	(1)	--	--	--
Exercise of common stock options	1,777	--	--	--
Exercise of common stock warrants	56	--	--	--
Amortization of deferred compensation	--	85	--	--
Amortization of warrants for services	511	--	--	--
Payments received on notes due from stockholders	--	--	--	--
Reversal of unused accrued expense related to Series C financing	8	--	--	--
Preferred stock expense	--	--	--	--
Income tax benefit due to exercise of stock options	1	--	--	--
Net income	--	--	--	--
Balance at December 31, 2004	$187,249	$(154)	--	--
Cashless exercise of common stock warrants	--	--	--	--
Exercise of common stock options	689	--	--	--
Exercise of common stock warrants	293	--	--	--
Reversal of deferred compensation related to forfeiture of stock options	(9)	9	--	--
Amortization of deferred compensation	--	981	--	--
Issuance of restricted stock, net of cancellations	4,238	(4,262)	--	--
Issuance of stock options below fair market value	270	(270)	--	--
Retirement of treasury stock	(183)	--	--	--
Income tax benefit from stock options exercised	--	--	--	--
Foreign currency translation adjustment	--	--	--	15
Net loss	--	--	--	--
Balance at December 31, 2005	$192,547	$(3,696)	--	$15

See accompanying notes to consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(dollars and shares in thousands)

		Treasury Stock
	Notes due from stockholders for common stock	Shares	Cost	Accumulated deficit	Total stockholders’ equity (deficit)
Balance at December 31, 2002	$(290)	(230)	$(185)	$(111,748)	$(13,326)
Deferred compensation related to stock options issued below fair market value	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	174
Amortization of deferred services	--	--	--	--	417
Amortization of warrants for services	--	--	--	--	719
Cashless exercise of common stock warrants	--	--	--	--	--
Exercise of common stock options	--	--	--	--	437
Exercise of common stock warrants	--	--	--	--	1,237
Series A Preferred stock reclassification due to removal of mandatory redemption feature	--	--	--	--	13,027
Sales of Series C Preferred stock	--	--	--	--	5,860
Conversion of Series C Preferred Stock and accrued dividends into common stock	--	--	--	--	871
Forgiveness of notes due from stockholders	231	--	--	--	231
Elimination of payments due to Amazon	--	--	--	--	1,500
Preferred stock issuance discount	--	--	--	(1,444)	--
Net loss	--	--	--	(3,560)	(3,560)
Accrued dividends on preferred stock	--	--	--	(1,483)	(1,483)
Balance at December 31, 2003	$(59)	(230)	$(185)	$(118,235)	$6,104
Conversion of Series A Preferred Stock	--	--	--	--	--
Conversion of Series B Preferred Stock	--	--	--	--	--
Preferred dividends and conversion inducement	--	--	--	(3,363)	10,487
Sale of common stock	--	--	--		46,457
Cashless exercise of common stock warrants	--	--	--	--	--
Exercise of common stock options	--	--	--	--	1,785
Exercise of common stock warrants	--	--	--	--	57
Amortization of deferred compensation	--	--	--	--	85
Amortization of warrants for services	--	--	--	--	511
Payments received on notes due from stockholders	59	--	--	--	59
Reversal of unused accrued expense related to Series C financing	--	--	--	--	8
Preferred stock expense	--	--	--	(10,488)	(10,488)
Income tax benefit due to exercise of stock options	--	--	--	--	1
Net income	--	--	--	2,025	2,025
Balance at December 31, 2004	--	(230)	$(185)	$(130,061)	$57,091
Cashless exercise of common stock warrants	--	--	--	--	--
Exercise of common stock options	--	--	--	--	691
Exercise of common stock warrants	--	--	--	--	294
Reversal of deferred compensation related to forfeiture of stock options	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	981
Issuance of restricted stock, net of cancellations	--	--	--	--	(24)
Issuance of stock options below fair market value	--	--	--	--	--
Retirement of treasury stock	--	230	185	--	--
Income tax benefit from stock options exercised	--	--	--	--	--
Foreign currency translation adjustment	--	--	--	--	15
Net loss	--	--	--	(653)	(653)
Balance at December 31, 2005	--	--	--	$(130,714)	$58,395

See accompanying notes to consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net (loss) income	$(3,560)	$2,025	$(653)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	498	499	1,106
Services received for common stock and warrants	1,136	511	--
Noncash stock-based compensation charge	174	85	957
Noncash forgiveness of notes due from stockholders for common stock	199	--	--
Deferred cash compensation	--	(59)	--
Income tax benefit from exercise of stock options	--	1	--
Amortization of discounts on investments	--	(86)	(1,184)
Changes in assets and liabilities:
Interest receivable on short-term investments	--	(76)	(352)
Accounts receivable, net	(56)	(541)	(1,550)
Accounts receivable from related party	--	(88)	(506)
Royalty advances	(14)	(68)	(330)
Prepaid expenses and other current assets	140	(69)	(233)
Inventory	(23)	(294)	(104)
Other assets	(328)	398	(93)
Accounts payable	(551)	324	3,903
Accrued expenses	(272)	711	3,062
Accrued royalties	1,053	257	3,222
Accrued compensation	82	87	420
Deferred revenue	378	1,571	4,114
Net cash (used in) provided by operating activities	(1,144)	5,188	11,779
Cash flows from investing activities:
Purchases of property and equipment	(137)	(402)	(3,706)
Capitalized internally developed software costs	--	--	(4,640)
Purchases of short-term investments	--	(48,300)	(79,546)
Proceeds from maturity of short-term investments	--	--	73,500
Net cash used in investing activities	(137)	(48,702)	(14,392)
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred stock, net	5,860	--	--
Proceeds from the sale of common stock, net	--	46,457	--
Payments received on notes due from stockholders for common stock	--	59	--
Proceeds from exercise of common stock options	437	1,785	691
Proceeds from exercise of common stock warrants	1,237	57	294
Payment of principal on obligations under capital leases	--	(623)	(121)
Net cash provided by financing activities	7,534	47,735	864
Effect of exchange rate changes on cash and cash equivalents	--	--	2
Increase (decrease) in cash and cash equivalents	6,253	4,221	(1,747)
Cash and cash equivalents at beginning of year	2,822	9,075	13,296
Cash and cash equivalents at end of year	$9,075	$13,296	$11,549

  See note 17 for supplemental disclosure of cash flow information.

See accompanying notes to consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(1)     Description of Business and Business Conditions

The Business

Audible, Inc. and subsidiary (the “Company”), incorporated on November 3, 1995, was formed to create the Audible service, the Internet's leading provider of digital spoken entertainment information and educational programming for playback on personal computers and mobile devices. The Company commenced commercial operations in October 1997.

Business Conditions

The Company has experienced net losses applicable to common shareholders of $10,661, $8,462, and $653 during the years ended December 31, 2003, 2004, and 2005 respectively, and has an accumulated deficit of $130,714 as of December 31, 2005. The Company raised $46,457, net of direct costs from the sale of common stock in a follow-on offering in November 2004. As of December 31, 2005, the Company's cash and cash equivalents balance was $11,549, and its short-term investments balance was $55,616.

The Company may, in the future, need to raise additional funds to finance its continued growth. No assurance can be given that such additional financing, if needed, will be available on terms favorable to the Company or to its stockholders, if at all.

(2)        Summary of Significant Accounting Policies

Basis of Presentation

Commencing in the first quarter of 2005, the Company began international operations in the United Kingdom, as Audible Limited (“Audible UK”). Audible UK is a wholly-owned subsidiary of Audible, Inc. and therefore its results of operations are consolidated as of the end of each reporting period. The accompanying consolidated financial statements as of and for the year ended December 31, 2005 include the accounts of Audible, Inc. and Audible UK since its inception. All inter-company transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and notes due from governmental agencies. Cash consists of funds held in the Company's checking account.

Restricted Cash

In 2004, the Company had restricted cash deposits being held as a reserve by the Company’s credit card processors. During 2005, this deposit was refunded to the Company. In 2005, the Company deposited a retainer in an interest-bearing account. As of December 31, 2004 and 2005, all restricted cash is included in Other Assets on the accompanying consolidated Balance Sheets.

Short-Term Investments

Investments purchased with a maturity of more than three months, and less than twelve months, are classified as short-term investments. The Company's short-term investments, as of December 31, 2004 and 2005, of $48,386 and $55,616, respectively, consisted of governmental agency notes and mortgage-backed securities that are to be held to maturity because the Company has the positive intent and ability to hold these securities to maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Dividend and interest income are recognized when earned. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. A decline in the market value of held-to-maturity security below that which is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intends to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in the value subsequent to year end, and forecasted performance of the investee.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

The amortized cost, gross unrealized holding losses and the fair value of held-to-maturity debt securities at December 31, 2004 and 2005 was $48,386, $20, and $48,366, and $55,616, $53 and $55,563, respectively.

All of the debt securities classified as held-to-maturity mature before December 31, 2006.

Provision for Refunds and Chargebacks

The provision for refunds and chargebacks is recorded as a reduction of revenue and is estimated based on a percentage of revenue, taking into account historical experience. A portion of the provision is recorded as a reduction of accounts receivable based on an estimate of refunds that will be made related to sales that were unpaid at period-end. The remaining portion of the provision is reflected as an accrued liability at period-end. Actual refunds and chargebacks could differ from the Company’s estimate.

The amount of the provision that was recorded as a reduction of accounts receivable as of December 31, 2004 and 2005 was $14 and $31, respectively. The amount of the provision reflected in the accrued liability was $169 and $287 at December 31, 2004 and 2005, respectively.

The activity in the provision account during the years ended December 31, 2003, 2004, and 2005 was as follows:

Balance at December 31, 2002	$9
Provision for refunds	324
Refunds provided	(319)
Balance at December 31, 2003	$14
Provision for refunds and chargebacks	1,037
Refunds and chargebacks provided	(868)
Balance at December 31, 2004	$183
Provision for refunds and chargebacks	1,917
Refunds and chargebacks provided	(1,782)
Balance at December 31, 2005	$318

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method. As of December 31, 2004 and 2005, inventory consists of digital audio players manufactured by third party manufacturers.

Property and Equipment

Property and equipment, which includes computer server and Web site equipment, office furniture and equipment, leasehold improvements, internally developed software, studio equipment, and software licenses, are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which is three years for computer server, Web site equipment, and software licenses, and two years for office furniture and equipment, internally developed software, and studio equipment. Property and equipment held under capital leases are amortized on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever is shorter. The amortization is included within depreciation expense in the consolidated Statement of Cash Flows.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the related asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value, generally based on a discounted cash flow analysis.

 Royalty Advances and Royalty Obligations

Royalty advances represent payments made and payments to be made to various content providers pursuant to minimum guarantees under their royalty agreements, net of royalties expensed. The corresponding royalty obligations represent payments to be made to the content providers pursuant to minimum guarantees under their royalty agreements. These agreements give the Company the right to sell digital audio content over the Internet. The royalty obligations recorded in the accompanying consolidated Balance Sheets are classified between current and non-current based on the payment terms specified in the agreements. The Company periodically adjusts the balance of these advances to reflect their estimated net realizable value based on the difference, if any, between the carrying amount of the asset and the discounted future revenue stream. Royalty expense is included in cost of content and services revenue in the accompanying consolidated Statements of Operations.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, accounts receivable from related parties, accounts payable and accrued expenses. At December 31, 2004 and 2005, the fair values of these financial instruments approximated their carrying values due to the short-term nature of these instruments.

Foreign Currency Translation

In accordance with the provision of Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, SFAS 52, the Company's UK subsidiary, whose functional currency is the British Pound, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues, costs and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of Audible UK's financial statements are accumulated and charged directly to Accumulated Other Comprehensive Income, a component of stockholders' equity.

Since the inception of Audible UK operations, Audible Inc. has made periodic cash fundings to Audible UK to assist with the cash flow needs of the start-up subsidiary. Audible, Inc. expects these periodic fundings to continue into the foreseeable future. In addition to cash fundings, Audible, Inc. has paid certain expenses on behalf of the subsidiary, such as a security deposit on office space and payroll of U.S. employees working on the UK business. All of these fundings were made with the intention of treating them as a long-term investment. In accordance with the provisions of SFAS 52, the foreign currency gain/loss at each reporting period resulting from the inter-company account is recorded to Accumulated Other Comprehensive Income.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Investments Accounted For Under the Equity Method of Accounting

Audible Germany, an investment in which the Company owns 51%, is accounted for under the equity method of accounting. Under EITF 96-16, Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, the Company has determined that the minority shareholders, together, have significant participatory rights, allowing them to participate in significant decisions of Audible Germany and to block significant decisions proposed by Audible. As a result of the significant participatory rights held by the minority shareholders of Audible Germany, the Company does not have unilateral control over Audible Germany. Therefore, Audible does not consolidate the results of Audible Germany but rather accounts for its investment in Audible Germany under the equity method of accounting. Under the equity method of accounting, the Company records 51% of the profits, if any, and 51% of the equity losses but only until such time that the Company records losses equal to the initial investment of the Company plus any profits previously recorded. The original investment has been written down to zero. Audible has no further obligation to fund the operations of Audible Germany. The Company will continue to monitor its portion of unreported equity losses in the event that Audible Germany subsequently generates income. The Company will resume applying the equity method after its share of profits equals the unreported equity method losses.

Revenue Recognition

Content and Services

Consumer content revenue consists primarily of content sales made from the Company’s Web sites and content sold through its agreement with the Apple iTunes Music Store. At the Company’s Web site, customers purchase content either through an AudibleListener membership plan or on an a la carte basis. When purchased on an a la carte basis, the Company recognizes revenue from the sale of individual content titles in the period when the content is purchased and delivered. The Company generally recognizes revenue from the sale of content subscriptions pro rata over the term of the subscription period, depending on the terms of the plan.

The “legacy” AudibleListener monthly membership plans generally provide customers two audio credits for a fixed monthly fee. Customers may use these audio credits to download of their choice from the Web site. Through November 2005, “legacy” AudibleListener audio credits provided under a monthly membership plan had a life of 30 days, after which they expired. The Company recognizes revenue from the sale of legacy AudibleListener memberships ratably over the AudibleListener’s monthly membership period, which is 30 days. This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred at month end and recognized as content revenue in the following month.

In December 2005, the Company introduced new AudibleListener membership plans, designed to provide customers more flexibility in using their audio credits. Depending upon the AudibleListener membership plan, customers receive and can “bank” or delay using up to a maximum of six or twelve audio credits, depending on the membership. The banking feature will result in audio credits being used (delivered) over different periods for different customers. This may result in slower revenue growth than the Company experienced in prior periods because the customer has a longer period of time to use their audio credits. In addition, some of the new AudibleListener plans include new membership benefits, ranging from a complimentary daily newspaper to everyday discounts of 30% on a la carte purchases. The daily newspaper and 30% discount benefits are “serial” elements that are delivered continuously over the membership period, whereas the content selections underlying the audio credits are discrete elements that are delivered at different times based on individual customer behavior. As a result of the characteristics of the new AudibleListener memberships, they are considered revenue arrangements with multiple deliverables; however under EITF 00-21, Revenue Arrangements with Multiple Deliverables, because the deliverables are not eligible for separation, they are accounted for as a single unit of accounting. As a result, revenue is recognized for these new AudibleListener plans using the lesser of straight-line or proportional performance (based on content delivery) over the maximum membership period.

The following table displays the activity related to the new annual membership plans introduced in December 2005, which is included within deferred revenue on the accompanying consolidated Balance Sheet for 2005:

2005
Total cash received	$2,135
Revenue recognized	(52)
Deferred revenue as of December 31, 2005	$2,083

Upon launch of the new AudibleListener plans in December 2005, the legacy AudibleListener plans were no longer available to new customers. Customers who have legacy memberships have the option of either converting to one of the new AudibleListener membership plans or continuing their legacy membership. Revenue is recognized from the sale of UltimateListener, the prepaid discounted content package, in which the customer receives twelve audio credits, and gift programs when the content is downloaded, over the membership period or subscription period, as applicable.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Point of Sale Rebates and Discount Certificate Rebates

Part of the Company’s marketing strategy to obtain new AudibleListeners includes retail promotions in which the Company pays retailers to offer discounts to consumers on their purchase of AudibleReady devices if they become AudibleListeners for twelve months. The Company also has retail promotions in which it purchases electronic discount certificates or gift cards from retailers and give them away to the Company’s customers when they sign up to be AudibleListeners for twelve months. Point of sale rebates, which are discounts given by a third party retailer to a customer on the purchase of a digital audio player at the point of sale of the Audible membership, are recorded as a reduction of revenue in the period the discount is given in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), or EITF 01-9. The cost of discount certificate rebates and gift cards that are given to a customer by Audible at the time the customer purchases the Audible membership are recorded as a cost of content and services revenue in accordance with EITF 01-9.

Services Revenue

Corporate services revenue consists of library sales and audio production services. Where applicable, the Company recognizes corporate service revenue as services are performed after persuasive evidence of an agreement exists, the price is fixed, and collectibility is reasonably assured. Collectibility is based on past transaction history and credit-worthiness of the customer.

Hardware Revenue

Hardware revenue consists of sales of AudibleReady digital audio players. Most of the Company’s AudibleReady digital audio devices are sold at a discount or given away when a customer signs up for a three or six-month or one-year commitment to an AudibleListener membership. For multiple-element arrangements in which a customer signs up for a membership and receives an audio player for free, revenue is first allocated to the two elements (device and membership) using the relative fair value method under EITF Issue No. 00-21. However, the delivered item (hardware) is limited to the non-contingent consideration, which, for a free device, consists of only shipping and handling fees. The free hardware device reflects the subsidy incurred to acquire a customer with a commitment to AudibleListener. For players sold separately, hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling.

Related Party Revenue

Related party revenue consists of revenue earned under agreements with Audible Germany (see Note 11) and France Loisirs (see Note 12). Revenue under the Audible Germany agreement includes $30 earned per month over the initial 30-month term of the agreement, which began on August 30, 2004. The Company recognizes $30 per month only after Audible Germany has agreed that the services delivered for the prior 60-day period were satisfactory and collection of the amount is reasonably assured. Revenue under the France Loisirs agreement includes a $1,000 technology licensing fee that is being recognized on a straight-line basis over the initial 24-month term of the agreement, which began on September 15, 2004. Of the $1,000, France Loisirs has paid approximately $833 as of December 31, 2005, resulting in deferred revenue of approximately $187 as of December 31, 2005. Revenue earned under each of these agreements also includes consulting services performed by certain of the Company’s employees and reimbursement of certain incremental costs incurred by the Company that are billed to Audible Germany and France Loisirs in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursement Received for Out-of-Pocket' Expenses Incurred.

Other Revenue

Other revenue in 2005 primarily included $115 of revenue earned from a new product development and distribution agreement, which is being recognized on a straight-line basis over a 58-month period. The remaining balance of Other Revenue in 2005 consisted of commissions earned for referring customers to a retail partner to purchase a digital audio device, which is recognized in the period when the customer’s purchase is completed. Other revenue in 2004 and 2003 primarily consisted of straight-line amortization of revenue earned from technology licensing fee arrangements, which ended on June 30, 2004.

Customer Concessions

The Company defers revenue for expected replacement audio credits based on on historical experience of the credits issued. The Company defers revenue for other audio credits and coupons when they are delivered to the customers based on estimated values. Actual customer credit and coupon issuance and usage patterns could differ from the Company’s estimates. The concessions are recorded as a reduction of revenue and an increase to deferred revenue.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Cost of Content and Services Revenue

Cost of content and services revenue includes royalties incurred on sales of content as specified by the terms of the content agreements, periodic net realizable value adjustments to royalty advances, amortization of warrants issued to content providers in connection with content agreements (2003 and 2004 only), production costs incurred in connection with creation of certain audio products, other non-recoupable content costs, and discount certificate rebates. Royalty expense for sales of content is incurred based on either a percentage of revenue or a fixed price per title as per the royalty agreement. In certain cases, the royalty cost per title may differ depending upon whether the title is sold as part of the AudibleListener membership or sold as an a la carte sale.

Cost of content and services revenue for the years ended December 31, 2003, 2004, and 2005 was as follows:

	Year Ended December 31,
	2003	2004	2005
Royalties incurred on content sales	$4,742	$10,393	$22,399
Net realizable value adjustments	18	--	--
Amortization of warrants issued to providers	686	181	--
Random House Audible content costs (see note 9)	(135)	--	--
Other content costs	8	76	214
Royalties and other content charges	$5,319	$10,650	$22,613
Discount certificate rebates	--	1,462	1,556
Total cost of content and services revenue	$5,319	$12,112	$24,169

Shipping and Handling Costs

Shipping and handling costs, which consist of costs and fees associated with warehousing, fulfillment, and shipment of digital audio devices to customers, are recorded as a component of marketing expense in the consolidated Statements of Operations. These costs totaled $384, $487, and $457 for the years ended December 31, 2003, 2004, and 2005 respectively.

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. These costs are included in marketing expense in the accompanying Statements of Operations and totaled $1,067, $1,631, and $5,008 for the years ended December 31, 2003, 2004, and 2005 respectively.

Legal Fees

The Company expenses legal fees, including those expenses expected to be incurred in connection with loss contingencies, as incurred.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Significant items subject to estimates include the recoverability of the carrying amount of property and equipment (including internally-developed software), the provision for refunds and chargebacks, customer concessions, recoverability of royalty advances, valuation of deferred tax assets, certain accruals and fair value of equity based compensation. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes using the asset and liability method of SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period in which the tax change occurs. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits, which are more likely than not, not going to be realized.

Equity Instruments Issued for Goods and Services

The Company issues warrants to purchase shares of common stock to non-employees as part of their compensation for providing goods and services. The Company accounts for these warrants in accordance with the EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The exercise price of the warrants is determined by the closing price of Audible's common stock on the day of the agreement. Fair value of the warrant issued is estimated using the Black-Scholes model with the best available assumptions concerning risk-free interest rate, expected term of the warrant, dividend yield and expected volatility. The fair value of the warrant is expensed on a straight-line basis over the term of the agreement and is recorded within the operating expense line item that best represents the nature of the goods and services provided. Depending on the terms of the warrant, the Company applies variable plan or fixed plan accounting in accordance with EITF No. 96-18.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Basic and Diluted Net Loss Applicable to Common Shareholders Per Common Share

Basic net loss applicable to common shareholders per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss applicable to common shareholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options, warrants and restricted stock using the treasury stock method.

For 2003, 2004, and 2005, all potential common shares have been excluded from the diluted calculation because the Company had a net loss applicable to common shareholders, and their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year ended December 31,
	2003	2004	2005
Stock Options	3,147,363	2,600,331	2,629,809
Warrants	715,438	1,035,329	883,389
Restricted Stock	--	--	261,557
Series A Convertible Stock	4,669,347	--	--
Series B Convertible Stock	416,666	--	--

Employee Stock-based Compensation

SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123, (“SFAS No. 148”), amended FASB Statement No. 123, Accounting for Stock-based Compensation, (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”), provided it discloses the effect of SFAS No. 123, as amended by SFAS No. 148, in the footnotes to the consolidated financial statements. Until the adoption of SFAS No. 123R, Share-Based Payment, which becomes effective for the Company on January 1, 2006, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method.

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

The Plan originally permitted up to 3,000,000 common stock shares to be issued under the plan. In September 2003, at the annual meeting of stockholders, the stockholders approved an amendment to the plan increasing the number of authorized common shares available for issuance under the plan to 4,200,000 shares. In June 2005, at the annual stockholders meeting, the stockholders approved an amendment to the plan increasing the number of authorized common shares available for issuance under the plan to 5,700,000 shares. As of December 31, 2004 and 2005, options to purchase 2,600,331 and 2,629,809, respectively, shares of common stock were outstanding. As of December 31, 2004 and 2005, zero and 279,750, respectively, of restricted share awards had been granted, of which 18,193 were cancelled in 2005 due to employee termination.

Compensation expense, if any, based on the intrinsic value method is recognized on a straight-line basis over the vesting term. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net loss applicable to common shareholders and net loss applicable to common shareholders per common share would have changed to the pro forma amounts indicated in the table below.

	December 31,
	2003	2004	2005
Net loss applicable to common shareholders as reported	$(10,661)	$(8,462)	$(653)
Add: Total stock-based employee compensation cost included in reported net loss applicable to common shareholders (based on intrinsic value method)	174	85	957
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	4,103	2,670	3,498
Pro-forma net loss applicable to common shareholders	$(14,590)	$(11,047)	$(3,194)
Basic and diluted net loss applicable to common shareholders per common share:
As Reported	$(1.01)	$(0.40)	$(0.03)
Pro Forma	$(1.39)	$(0.53)	$(0.13)

The Company has used the Black-Scholes option pricing model in calculating the fair value of options granted. The assumptions used and the weighted-average information for the years ended December 31, 2003, 2004, and 2005 are as follows:

	December 31,
	2003	2004	2005
Risk-free interest rate	5.00%	3.66%	4.31%
Expected dividend yield	--	--	--
Expected lives	7 years	5 years	5 years
Expected volatility	117%	122%	114%
Weighted-average grant date fair value of stock options granted during the year	$2.58	$10.61	$13.52

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(3)    Property and Equipment

Property and equipment at December 31, 2004 and 2005 consists of the following:

	December 31,
	2004	2005
Studio equipment	$550	$652
Computer server and Web site equipment	4,595	6,599
Software licenses	--	745
Office furniture and equipment	851	1,558
Leasehold improvements	827	975
Internally developed software	--	1,357
Work in process - internally developed software	--	3,283
Total property and equipment	6,823	15,169
Less: accumulated depreciation and amortization	(5,904)	(7,010)
Total property and equipment, net	$919	$8,159

Depreciation and amortization expense on property and equipment totaled $498, $499, and $1,106 in 2003, 2004, and 2005, respectively. Included in the 2005 amount is amortization of internally developed software of $57.

The gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2004	2005
Computer server and Web site equipment	$743	$743
Less: accumulated amortization	(189)	(437)
Total computer server and Web site equipment, net	$554	$306

(4)   Accrued Expenses

The components of the accrued expenses balance as of December 31, 2004 and 2005 are follows:

	December 31,
	2004	2005
Professional fees	$346	$1,084
Revenue sharing and bounty payments	305	774
Retail rebates and discounts	461	578
Refunds and chargebacks	169	287
Marketing	274	468
Accrued expense - related parties	--	333
Royalty obligations	151	293
Other accrued expenses	191	985
Total accrued expenses	$1,897	$4,802

(5)   Reverse Stock Split

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

(6)    Stockholders' (Deficit) Equity

Common Stock

On February 6, 2004, in connection with the conversion of the outstanding Series A Preferred Stock (“Series A”), the Company issued 5,836,013 shares of common stock to Apax Partners (“Apax”). The Series A conversion was the result of a negotiated agreement under which, in addition to the 4,669,347 shares of common stock issuable upon conversion of the outstanding Series A shares in accordance with the terms of conversion, the Company issued to Apax 1,166,666 common shares of common stock and warrants to purchase 333,333 shares of common stock. Of the additional 1,166,666 shares issued, 389,863 shares were issued in payment of cumulative accrued dividends at the date of conversion, and 776,803 shares together with the warrants to purchase 333,333 shares were issued as an inducement to Apax to convert its Series A shares. The warrants are exercisable at $21.00 per share and expire on February 5, 2011. The fair value of the 776,803 shares of common stock and the warrants to purchase 333,333 of $9,873 has been recorded as a charge to the net loss applicable to common shareholders in the consolidated Statement of Operations for the year ended December 31, 2004.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

On February 6, 2004, the Company issued 416,666 shares of common stock to Random House upon conversion of their outstanding Series B Preferred Stock (“Series B”) in accordance with the original terms of conversion.

On November 17, 2004, the Company issued 2,022,500 shares of common stock in connection with a secondary public offering at a price of $24.50 per share. Net proceeds received by the Company were $46,457 net of direct costs.

At December 31, 2004 and 2005, the Company had 24,169,775 and 24,326,503, respectively, common stock shares issued. At December 31, 2004 and 2005, the Company had 3,635,660 and 3,774,755, respectively, common shares reserved for common stock warrants, options and restricted stock. Additionally, at December 31, 2003, the Company had 4,669,347 shares of common stock reserved for the conversion of outstanding Series A Convertible Preferred Stock, and 416,666 shares of common stock reserved for the conversion of outstanding Series B Convertible Preferred Stock.

Stock Options

The Company has on occasion issued options to purchase shares of common stock to employees at a price less than the fair value of the stock at the time of issuance. The difference between the fair value on the grant date and the exercise price of options issued is recorded as deferred compensation, a component of stockholders' equity, and is amortized as compensation expense on a straight-line basis over the vesting term of the option. When employees who have these options leave the Company, the remaining unexpensed deferred compensation is reversed against additional paid-in-capital.

During the years ended December 31, 2003, 2004, and 2005, $174, $85, and $97, respectively, of compensation expense was recognized related to these transactions.

A summary of the stock option activity under the Plan is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share

Balance, December 31, 2002	2,515,633	$0.93-$46.50	$7.20
Granted	1,238,000	$0.66-$12.60	$2.67
Canceled	(367,746)	$1.17-$46.50	$11.40
Exercised	(238,524)	$0.66-$3.75	$1.83
Balance, December 31, 2003	3,147,363	$0.66-$38.25	$5.34
Granted	277,691	$9.30-$29.70	$12.63
Canceled	(23,217)	$0.66-$12.60	$3.92
Exercised	(801,506)	$0.66-$16.50	$2.23
Balance, December 31, 2004	2,600,331	$0.69-$38.25	$6.80
Granted	389,900	$10.73-$26.58	$15.63
Canceled	(114,352)	$0.99-$31.32	$14.80
Exercised	(246,070)	$0.69-$13.69	$2.81
Balance, December 31, 2005	2,629,809	$0.69-$38.25	$8.13

Exercisable:
December 31, 2005	350,743	$0.69-$1.98	$1.57
	426,637	$2.13-$3.00	$2.90
	438,916	$3.06-$6.09	$3.70
	183,983	$9.30-$19.31	$12.69
	296,649	$20.47-$38.25	$26.39
	1,696,928	$0.69-$38.25	$8.00

A summary of the total stock options outstanding as of December 31, 2005 is as follows:

Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life

555,911	$0.69-$1.98	$1.58	7.04 years
427,057	$2.13-$3.00	$2.90	5.84 years
726,244	$3.06-$6.09	$3.59	7.25 years
602,066	$9.30-$19.31	$13.75	8.83 years
318,531	$20.47-$38.25	$26.33	4.27 years
2,629,809	$0.69-$38.25	$8.13	6.98 years

At December 31, 2005, approximately 1,496,000 shares of common stock were available for future grants under the Plan.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Restricted Stock

At December 31, 2004 and 2005, the Company granted awards to receive none and 279,750 restricted shares, respectively, to employees under the Plan. The restricted shares either cliff-vest or vest periodically between three months to forty-eight months after the grant date. As of December 31, 2005, 18,193 units of restricted stock were cancelled due to an employee termination. The fair value of the restricted stock units on the grant date, as determined by the closing price of Audible's stock on the day immediately preceding the grant date, is recorded as deferred compensation, a component of stockholders' equity, and is amortized as compensation expense on a straight-line basis over the vesting term of the restricted stock award. When employees who have these restricted stock awards leave the Company prior to the final vesting date, the remaining un-expensed deferred compensation is reversed against additional paid-in-capital, and any previously recognized compensation expense related to awards that did not vest is reversed against additional paid-in-capital. Total non-cash compensation expense relating to the amortization of restricted stock units was $0 and $860, for the years ended December 31, 2004 and 2005, respectively. Actual shares under these awards are not issued until vesting is complete. Under the terms of the restricted stock awards, unless different provisions are noted on the restricted stock award, the Company is required to issue to the recipient the number of whole shares of common stock that equals the number of vested whole restricted stock units following the date on which the restricted stock unit becomes vested.

A summary of the restricted stock activity under the Plan is as follows:

Number of Restricted Stock Units
Balance, December 31, 2004	--
Granted	279,750
Canceled	(18,193)
Balance, December 31, 2005	261,557

Vested:
December 31, 2005	3,474

Warrants

The Company issues common stock warrants to third parties in exchange for services. The fair values of warrants issued in exchange for services are determined by the Black-Scholes model in accordance with EITF Issue No. 96-18 and are recognized as an expense under fixed plan or variable accounting depending on the terms of the agreements over the periods in which services are being performed. The assumptions used in the Black-Scholes pricing model to calculate fair values, including risk-free interest rate and volatility, were determined using available information on the measurement date. Expected dividend yield of zero was used for all calculations. For the years ended December 31, 2003, 2004, and 2005, $719, $510, and $0, respectively, was recognized as expense related to warrants, as follows:

	December 31,
	2003	2004	2005

Cost of content and services revenue	$686	$181	$--
Cost of hardware revenue	--	17	--
Marketing expenses	33	313	--
	$719	$511	$--

No expense was recognized in 2005 since all warrants were fully vested as of December 31, 2004.

A summary of the warrant activity for the years ended December 31, 2003, 2004, and 2005 is as follows:

	Number of Warrants	Exercise Price Per Share	Weighted Average Exercise Price Per Share
Balance, December 31, 2002	1,174,414	$0.03-$150.00	$10.89
Exercised	(430,643)	$0.96-$3.03	$2.94
Issued	6,333	$0.60-$0.99	$0.84
Expired	(34,666)	$27.00	$27.00
Balance, December 31, 2003	715,438	$0.03-$150.00	$14.55
Exercised	(81,108)	$0.60-$2.73	$1.77
Issued	400,999	$1.50-$21.00	$17.98
Balance, December 31, 2004	1,035,329	$0.03-$150.00	$16.96
Exercised	(147,771)	$1.29-$12.00	$2.83
Issued	--	--	--
Expired	(4,169)	$14.07-$22.95	$21.24
Balance, December 31, 2005	883,389	$0.03-$150.00	$19.22

During 2005, 31,105 warrants were exercised through cashless transactions in accordance with the original terms of the warrant agreements. Accordingly, the number of shares of common stock issued as a result of these cashless exercises was 23,733 shares. In 2004, 43,443 were exercised through cashless transactions in accordance with the original terms of the warrant agreements. Accordingly, the number of common stock shares issued as result of these cashless exercises was 39,888. In 2003, 22,000 warrants were exercised through cashless transactions resulting in the issuance of 14,083 common shares.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

A summary of the total common stock warrants outstanding and exercisable as of December 31, 2005 is as follows:

Number of Warrants	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life

249,613	$0.03-$4.50	$3.36	1.12 years
207,666	$12.94-$17.67	$17.53	1.36 years
333,333	$21.00	$21.00	5.10 years
50,001	$24.00-$36.00	$30.00	1.34 years
42,776	$60.00-$150.00	$93.51	1.34 years
883,389	$0.03-$150.00	$19.22	2.70 years

Convertible Preferred Stock

Series A

In February 2001, Microsoft purchased 2,666,666 shares of Series A Preferred stock (“Series A”) for $10,000 at a per share price of $3.75. Each share of Series A was originally convertible into one and one-third shares of common stock, (equivalent to a price of $2.8125 per share), subject to adjustment under certain conditions. As a result of the investment in the Company made by Special Situations Funds in the first quarter of 2002, the conversion rate was adjusted as per the Series A Certificate of Designation to 1.3441 shares of Common Stock for each share of Series A stock. The stock was convertible at the option of the holder at any time. Dividends were payable semi-annually at an annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, the Company was required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. As of August 2003, the Company had issued to Microsoft an aggregate of 807,301 additional shares of Series A in respect of the dividends payable through June 1, 2003.

In August 2003, Apax Partners purchased from Microsoft the 3,473,967 then-outstanding shares of Audible Series A Preferred Stock and agreed to certain amendments to the security. As amended, the Series A was no longer mandatory redeemable, therefore the Series A was reclassified into permanent equity, was convertible at any time by the holders into shares of common stock, and dividends would accrue and compound semi-annually for a period of four years at the rate of 12% per annum. In the event of the conversion of the Series A, all accrued but unpaid preferred dividends would have converted into shares of common stock. In liquidation, the Series A ranked pari passu with the Company's Series B Preferred Stock.

On February 6, 2004, Apax Partners converted all of its Series A and accrued dividends into 4,669,347 shares of common stock. The Series A conversion was the result of a negotiated agreement with the Company, where the Company issued 1,166,666 shares and 333,333 warrants to purchase common stock to Apax Partners. Of the common shares issued, 389,863 were issued as dividends due at the date of conversion, and 776,803 shares and 333,333 warrants were issued as an inducement to Apax Partners to immediately convert its Series A shares. The 333,333 warrants are exercisable at $21.00 and expire on February 5, 2011. The fair value of the 776,803 shares of common stock and the 333,333 warrants of approximately $9,873 was determined in accordance with EITF Issue No. 96-18, and this expense is included in the charges related to conversion of convertible preferred stock in the accompanying consolidated Statement of Operations.

Series B

In March 2002, the Company issued 1,250,000 shares of Series B Preferred Stock (“Series B”) in connection with an amendment to its contract with Random House (see Note 9). At any time on or after March 26, 2004, subject to certain conditions, all outstanding shares of Series B stock were to automatically convert to shares of common stock at the then effective conversion price. Effective August 2003, the Series B stock ranked pari passu with the Company's Series A and Series C preferred stock. On February 6, 2004 Random House converted the Series B into 416,666 shares of common stock in accordance with the original terms of conversion.

Series C

In August 2003, Apax Partners purchased 740,741, shares; Bertelsmann Multimedia, Inc. purchased 185,185 shares; and Random House Ventures, LLC purchased 185,185 shares of Audible Series C Preferred Stock (“Series C”) at a per share price of $5.40.

Proceeds received by the Company, net of direct costs, were approximately $5,860. Each share of Series C stock was convertible into three and one-third shares of common stock. The Series C stock is entitled to receive dividends that accrue and compound semi-annually at the rate of 6% per annum for four years from the date of issuance. In the event of the conversion of the Series C stock, all accrued but unpaid preferred dividends would have converted into shares of common stock. In liquidation, the Series C stock ranked pari passu with the Company's Series A stock and Series B stock. At the time of issuance, the conversion price of the Series C stock was $0.39 per share lower than the fair market value of the Company's common stock. Since the Series C stock is convertible at any time at option of the holder, the entire $1,444 in preferred stock discount was recognized as a dividend at the time of issuance, and is reflected in the accompanying consolidated Statement of Operations within net loss applicable to common shareholders, with the credit to additional paid-in capital.

The Series C stock automatically converted to common stock on December 23, 2003. The automatic conversion was triggered in accordance with terms based on the average price and average trading volume of the Company's common stock over a 60-day period. Upon conversion all 1,111,111 outstanding shares of Series C were converted into 3,703,703 shares of common stock. In addition, at conversion date, all accrued dividends were due to be paid in common stock. Upon conversion, 88,278 shares of common stock were issued to satisfy accrued dividends. The common stock issued was valued at $9.87 per share, the closing price of the common stock on the conversion date. This $871 expense is included in the dividends on preferred stock in the accompanying consolidated Statement of Operations.

Treasury Stock

At the February 8, 2005 Board of Directors meeting, the Board voted that all 229,741 shares of common stock held as treasury shares by the Company were to be retired, and the Company subsequently legally retired the treasury stock. Consequently, as of December 31, 2005 and 2004 the Company held zero and 229,741, respectively, shares of common stock as treasury stock.

(7)    Income Taxes

There is no federal provision for income tax expense in 2003 due to the Company's net losses in this year. Income tax expense in 2004 and 2005 was $1 and $1, respectively. As a result of selling certain of its New Jersey state income tax loss benefits for cash, the Company realized $250, $724, and $740 in state income tax benefits during the years ended December 31, 2003, 2004 and 2005, respectively.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

The components of (loss) income before income taxes are as follows:

	December 31,
	2003	2004	2005
Domestic	$(3,810)	$1,302	$113
Foreign	--	--	(1,505)
Total	$(3,810)	$1,302	$(1,392)

The difference between the actual income tax benefit and that computed by applying the U.S. federal income tax rate of 34% to pretax (loss) income is summarized below:

	Year Ended December 31,
	2003	2004	2005
Computed “expected” tax (benefit) expense	$(1,295)	$443	$(473)
(Increase) decrease in tax (benefit) expense resulting from:
State tax benefit, net of federal benefit	(165)	(477)	(488)
Increase/(decrease) in the federal valuation allowance	1,205	(692)	(301)
Foreign losses	--	--	512
Permanent differences	5	3	11
	$(250)	$(723)	$(739)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2004 and 2005 are as follows:

	December 31,
	2004	2005
Deferred tax assets:
Net operating loss carryforwards	$48,977	$46,323
Capitalized research and developmental costs	44	--
Book depreciation in excess of tax depreciation	864	762
Deferred compensation and accrued vacation	68	140
Allowance for sales refunds and chargebacks	62	115
Stock based compensation	--	383
Accrued expense	--	100
Patents and trademarks	--	119
Other, net	74	94
Total deferred tax assets	50,089	48,036

Deferred tax liability:
Prepaid expense	(234)	(234)
Net deferred tax assets	49,855	47,802

Less valuation allowance	49,855	47,802
Net deferred taxes	$--	$--

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s historical net losses, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance, which increased by $1,386 and $2,386, in 2003 and 2004, respectively, and decreased by $2,053 in 2005, has been recorded on the deferred tax assets as of December 31, 2004 and 2005.

Of the deferred tax asset and valuation allowance related to Federal and State net operating loss carry-forwards, approximately $2,344 relates to a current tax deduction attributable to stock options and warrants as of December 31, 2005. The Company will increase paid in capital when the benefits are realized. The change in federal valuation allowance for the year ended December 31, 2005 includes $1,817 attributable to current tax deductions related to stock option activity.

As of December 31, 2005, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $120,350, which begin to expire in 2010 if not used to offset future taxable income. As of December 31, 2005, the Company has net operating loss carry-forwards for New Jersey income tax purposes of approximately $85,304 which begin to expire in 2008 if not used to offset future taxable income. As of December 31, 2005, the Company has foreign net operating loss carry-forwards of $1,505, which can be carried forward indefinitely.

The Company has experienced certain ownership changes, which under the provisions of Section 382 of the Internal Revenue Code 1986, as amended, may result in an annual and aggregate limitation on the Company’s ability to utilize its net operating losses in the future.

The Company has conducted a study to determine the extent of the limitations. Based on the study, the Company has had three separate changes in control. However, in each case, the annual and aggregate limitations are not expected to hinder the Company’s ability to utilize its net operating losses in the future.
F-19-

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(8)    Amazon Agreement

In January 2000, the Company entered into two agreements with Amazon.com. Under the Co-Branding, Marketing and Distribution Agreement the Company was the exclusive provider of digital spoken audio (as defined) to Amazon.com. On January 24, 2002, the Company signed Amendment No.1 to its Co-Branding, Marketing, and Distribution Agreement with Amazon.com. Under the amendment, the annual fee for Year 3 (which ended January 24, 2003) of the agreement was reduced from $10,000 to $1,500 and an additional fee of $1,000 was payable in Year 2 of the agreement. Also in connection with Amendment No.1, the Company issued 166,667 fully vested common stock warrants to Amazon.com at an exercise price of $4.50 per share, which became exercisable after January 31, 2003. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and was amortized as an expense on a straight-line basis over the remaining term of the agreement which ended in January 2003. During the year ended December 31, 2003, $14 was recorded as a marketing expense related to these warrants with the non-cash credit for services to additional paid-in capital. No expense was recognized in 2004 or 2005 related to this agreement.

During the three-year term of this agreement, as amended, in consideration for certain services, Amazon.com received $22,500 plus a specified percentage of revenue earned over a specified amount. Under the Securities Purchase Agreement, Amazon.com purchased 446,677 shares of common stock from the Company for $20,000. Under the agreements, the consideration due from Amazon.com for the purchase of the common stock, and the Company's obligation for the annual fee for the first two years per the original Co-Branding, Marketing, and Distribution Agreement, which are identical amounts, were offset and no cash was exchanged. Accordingly, $20,000 was recorded as deferred services, a component of stockholders' equity, and was being amortized over the first two years of the agreement on a straight-line basis. Prior to Amendment No. 1, through January 2002, $10,000 had been amortized as a marketing expense related to the initial $20,000 of deferred services. Subsequent to Amendment No. 1, the unamortized payment for year two of $10,000 plus the additional $2,500 payment required under the amendment, or $12,500, was amortized on a straight-line basis over the remaining term of the agreement of 24 months, which ended in January 2003. During the year ended December 31, 2003, $417 was recorded as a marketing expense related to the straight-line amortization of the non-cash portion of deferred services, and $104 was recorded as a marketing expense representing the straight-line amortization of the cash portion of payments due under this agreement. No expense was recognized in 2004 or 2005 related to this agreement.

(9)    Random House, Inc. Agreement

On May 5, 2000, Audible and Random House entered into a 50-month Co-Publishing, Marketing, and Distribution Agreement to form a strategic alliance to establish Random House Audible, a publishing imprint, to produce spoken word content specifically suited for digital distribution. All titles published by the imprint are distributed exclusively over the Internet by Audible. As part of this alliance, Random House, through its subsidiary Random House Ventures, LLC, purchased 56,593 shares of Audible common stock from the Company for $1,000. Over the term of the agreement Audible was to contribute toward funding the acquisition and creation of digital audio titles through Random House Audible. On March 26, 2002, the agreement was amended to waive the cash payment due to Random House in 2002 of $1,250, thereby reducing the total payments due from the Company under the agreement from $4,000 to $2,750. In exchange for this waiver, under the amendment the Company issued 1,250,000 shares of Series B stock to Random House Ventures. If they had not been converted, then on March 26, 2004 all outstanding shares of Series B stock would have automatically converted to shares of common stock at the then effective conversion price. These shares were converted on February 6, 2004 (see Note 6). Through December 31, 2002, $1,250 of the $2,750 obligation had been paid, with the remaining amount of $1,500 due in 2003 and 2004. On February 10, 2003, the agreement was further amended so that Audible was no longer required to pay the $1,500 in imprint fees that were due in 2003 and 2004.

The fair value of the Series B stock issued was determined in accordance with EITF Issue No. 01-1, Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash. Accordingly, using the measurement date of March 26, 2002, the fair value of the Series B stock issued was determined to be $1,138. On April 1, 2002 when the Series B was issued, the Company recorded $548 (the difference between the fair value of the shares and the previously recognized accrued liability of $590) as deferred services, a component of stockholders' equity, which was amortized as cost of content and services revenue on a straight-line basis through November 2002. A credit of $135 was recorded in 2003, representing the reversal of the accrual, as a credit to cost of content and services revenue related to this agreement. There was no expense related to this agreement for the years ended December 31, 2004 and 2005.

The original agreement further provided for Random House to be granted a warrant to purchase 292,777 shares of Audible common stock at various exercise prices that vest over the term of the agreement as well as the granting of additional warrants to Random House to purchase Audible common shares based on future performance. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and was being amortized as an expense on a straight-line basis over the 50-month term of the agreement. The warrants were accounted for using variable plan accounting whereby compensation costs varied each accounting period until the final measurement date. During the year ended December 31, 2003, $681 was recoded as a cost of content and services revenue related to these warrants with the non-cash credit for services to additional paid-in-capital. There was no expense related to this warrant during the years ended December 31, 2004 and 2005.

The Company continued to operate under the general terms of the agreement, which expired on June 30, 2004.

(10) Audible UK

In February 2005, the Company established Audible UK, a spoken audio Web site service mirroring the U.S. company service, but focused on the UK marketplace. Audible, Inc. purchased one share of Audible UK stock on February 7, 2005, which at that date became a wholly-owned subsidiary of Audible Inc. Audible UK began commercial operations in June 2005.

(11)     Audible Germany Agreement

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

Audible Germany has the exclusive rights to operate a German language Audible Web site. Under the Joint Venture, Random House and Holtzbrinck each contributed approximately $16.5 in exchange for each receiving a 24.5% interest in Audible Germany. The Company was required to contribute $34.4 in exchange for a 51% interest in Audible Germany. After the initial formation, Random House and Holtzbrinck were to provide additional financing of approximately $1,490 each in certain installments, subject to Audible Germany meeting certain milestones. As of December 31, 2005, the full amount has been funded by Random House and Holtzbrinck. In the event of liquidation of Audible Germany, this additional financing by Random House and Holtzbrinck accrues interest at 8% per annum and is senior to Audible's capital investment. The Company may, but is not obligated to, contribute additional capital to the entity. Any profits distributed by Audible Germany are to be distributed in accordance with the ownership interests.

The Company has determined that Audible Germany is not a variable interest entity as defined in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, (“FIN 46R”) because, as a development stage enterprise, Audible Germany has sufficient equity to permit it to finance the activities in which it is currently engaged without additional subordinated financial support. In addition, the other criteria within FIN 46R that would characterize Audible Germany as a variable interest entity have not been met. Rather, Audible Germany is a voting interest entity.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Under EITF 96-16, Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, the Company has determined that the minority shareholders of Audible Germany, together, have significant participatory rights, allowing them to participate in significant decisions of Audible Germany and to block significant decisions proposed by Audible. As a result of the significant participatory rights held by the minority shareholders, the Company does not have unilateral control over Audible Germany. Therefore, Audible does not consolidate the results of Audible Germany but rather accounts for its investment in Audible Germany under the equity method of accounting. Under the equity method of accounting, the Company records 51% of the profits, if any, and 51% of the equity losses but only until such time that the Company records losses equal to the initial investment of the Company plus any profits previously recorded. The original investment has been written down to zero. Audible has no further obligation to fund the operations of Audible Germany. The Company will continue to monitor its portion of unreported equity losses in the event that Audible Germany subsequently generates income. The Company will resume applying the equity method after its share of profits equals the unreported equity method losses.

In connection with the Joint Venture, on August 30, 2004, the Company entered into a license and services agreement with Audible Germany (the “License”). Under the License, Audible Germany has launched a German language spoken word audio service. The terms provide for the Company to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, Audible Germany is required to pay Audible $30 each month for a period of 30 months, beginning in September 2004. Every 60 days during this agreement, the parties meet to review and accept the services. The monthly payments are subject to refund if Audible Germany does not accept the services, subject to reasonable cure. Under the License, Audible recognizes $30 of revenue per month once Audible Germany has agreed that the services delivered for the prior 60-day period were satisfactory and collection of the amount is reasonably assured. Also under the License, Audible Germany will pay the Company royalties ranging from 0.5% to 3% of revenue up to an annual royalty cap of the U.S. dollar equivalent of €1.5 million, subject to Audible Germany achieving certain operating margins.

During the years ended December 31, 2004 and 2005, the Company recognized $90 and $390 of revenue, respectively, under the license agreement as the services were deemed to have been delivered and accepted. In addition, the Company also recognized $72 and $134, respectively as of December 31, 2004 and 2005, in billings for certain consulting services and related incremental reimbursable costs incurred in connection with the License in accordance with EITF 01-14. These amounts are included in related party revenue on the consolidated Statements of Operations.

The Company recorded its 51% share of the equity losses of Audible Germany during 2004. As a result, the Company recorded losses attributable to Audible Germany equal to $34 and $0, the amount of the initial investment, and the full investment was reduced to zero on the consolidated Balance Sheets as of December 31, 2004 and 2005, respectively. This expense is included in General and Administrative expense for the year ended December 31, 2004.

(12)     France Loisirs Agreement

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

Under the Agreement, in the first quarter of 2005, France Loisirs launched a French language spoken word audio service through Audio Direct. The terms provide for Audible to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, France Loisirs is required to pay Audible $1,000, payable as follows: $250 in September 2004, $250 in October 2004, $250 in January 2005, and $20.8 for each of the following 12 months. As of December 31, 2005, the Company had received the three installments of $250 each and four monthly payments of the $20.8. Commencing the first fiscal year after the business achieves positive net income, the Company will receive a royalty of 5% of the business's net paid revenue. Net paid revenue refers to net revenues for digital spoken word content after the deduction of taxes but excluding certain hardware revenue. The 5% royalty will apply until the business net paid revenue exceeds €20,000,000. Once net paid revenue exceeds €20,000,000, the Company will receive a flat fee of €1,000,000. If net paid revenue exceeds €33,300,000, the Company will receive a royalty payment of €1,000,000, plus 3% of net paid revenue in excess of €33,300,000. An additional royalty is payable equal to one-half of the distributable pre-tax profits of the business.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

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

Based upon analysis, the Company determined that France Loisirs is more closely associated with Audio Direct, primarily because France Loisirs is required to fund the operations of Audio Direct, including the $1,000 payment due to Audible. France Loisirs is therefore considered to be the primary beneficiary of Audio Direct. As a result, the Company does not consolidate the results of Audio Direct but rather accounts for its variable interest in Audio Direct under the cost method of accounting.

Because the Company has not made and is not required to provide any funding to France Loisirs or Audio Direct, it has no exposure to loss under the Agreement.

The $1,000 in fees are non-refundable and not subject to any acceptance provisions. Since fair values do not exist for the different services (elements) that Audible is providing, the services are considered a single unit of accounting under EITF 00-21 and accordingly, the $1,000 in fees is recognized as related party revenue on a straight-line basis over the 24-month term at the rate of $41.7 per month, provided collectibility is reasonably assured.

During the year ended December 31, 2004 and 2005, $146 and $500, respectively, of revenue was recognized in connection with this agreement, representing the straight-line recognition of $1,000 in revenue being recognized over the 24-month term of the agreement. In addition, the Company also recognized $54 and $122, respectively, as of December 31, 2004 and 2005, in billings for certain consulting services and related incremental reimbursable costs incurred in connection with the license in accordance with EITF 01-14. These amounts are included in related party revenue on the consolidated Statements of Operations.

(13)  Product Development, Licensing, Marketing and Distribution Agreement

On May 16, 2005, the Company entered into a five-year agreement with a new content provider to develop, license, market and distribute audio content. The Company will be paid an exclusivity fee, a product development fee and production fees for audio content produced under the agreement. In addition, the Company will make royalty and revenue sharing payments to the publisher based on sales of the products produced. As of December 31, 2005, the Company billed the publisher $466, of which $450 has been received as of December 31, 2005, in connection with this agreement. The fees associated with this agreement are being amortized over a 58 month period beginning in the month the Company commenced production of audio through the expiration of the agreement. During the year ended December 31, 2005 the Company recorded $115 as other revenue in connection with this agreement. As of December 31, 2005, the Company recorded $252 and $99 as deferred revenue current and non-current, respectively, on the accompanying consolidated Balance Sheet, relating to this agreement, representing cash received in advance of being recognized as revenue.

(14)    Employee Benefit Plan

The Company has a 401(K) plan based on contributions from employees and discretionary Company contributions. As of December 31, 2004, the Company had not contributed to the 401(K) plan to date. Beginning January 1, 2005, the Company adopted a policy to match up to the first two-percent of salary contributions made from employees into the 401(K) plan. During the year ended December 31, 2005, the Company made contributions of $123.

(15)    Commitments and Contingencies

Lease Obligations

Lease Obligations

The Company has an operating lease on its office space in Wayne, New Jersey, that expires in December 2008. The lease contains a renewal option for a period of three years. In February 2005, Audible UK signed a one year lease for office space, which includes office amenities. This lease was subsequently amended in the second quarter of 2005 for additional space and will expire in May 2006. Total future minimum lease obligations as of December 31, 2005 under these lease arrangements are $1,690.

Rent expense of $484, $389, and $561, respectively, was recorded under operating leases for the years ended December 31, 2003, 2004 and 2005.

There are no future minimum lease payments due under capital leases as of December 31, 2005, which were paid in full during the first quarter of 2005.

Service Agreements

The Company has entered into operational and marketing agreements and purchase orders with various vendors to provide certain contracted services. The majority of the amounts committed are for hosting services related to the Company's Web site.

Royalty Obligations

Royalty obligations represent payments to be made to various content providers pursuant to minimum guarantees under their royalty agreements, net of royalties paid. The royalty obligations recorded in the accompanying consolidated Balance Sheets are classified between current and non-current based on the payment terms specified in the agreements.

Purchase Commitments

Committed purchases represent agreements the Company has made for future purchases of goods and service. The balance primarily consists of purchases for network and operating systems equipment.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Summary of Cash Commitments and Obligations

The following table shows future cash payments due under the Company's commitments and obligations as of December 31, 2005:

Year	Operating Leases	Service Agreements	Royalty Obligations (1)	Purchase Commitments	Total
2006	$585	$2,597	$293	$34	$3,509
2007	558	1,775	188	--	2,521
2008	547	1,263	--	--	1,810
2009	--	1	--	--	1
2010 and thereafter	--	--	--	--	--
Total	$1,690	$5,636	$481	$34	$7,841

(1) Reflected in the current and non-current liabilities respectively, on the accompanying December 31, 2005 consolidated Balance Sheet.

Contingencies

Various legal actions, claims, assessments and other contingencies arising in the normal course of business, in addition to the matters described below, are pending against the Company. All of these matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters which it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at December 31, 2005 that may result from those matters for which accruals have been recorded is not ascertainable, the Company believes that any amounts exceeding the recorded accruals would not materially affect its financial condition.

In June 2001, the Company and certain of its officers were named as defendants in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering in July 1999. The lawsuits also named certain of the underwriters of the IPO as well as certain of the Company’s officers and directors and former directors as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”). An amendment complaint was filed on April 19, 2002. The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. The Company and certain of its officers, directors, and former directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorneys' and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002 the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the IPO Litigations. On February 19, 2003, the court ruled on the motions. The court granted the Company’s motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against it. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company’s. The Company’s individual officers, directors and former director defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

In June 2003, a proposed settlement of this litigation was reached among the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers' insurance companies. The settlement would provide, among other things, a release for the Company and for the individual defendants for the conduct alleged to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims that it may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurance carriers.

In June 2004, the proposed settlement was submitted to the court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiff and issuer defendants separately filed replies to the underwriter defendants' objections to the settlement on August 4, 2004. The court granted preliminary approval on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement cases. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing has been set for April 24, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the Company cannot accurately predict the ultimate outcome of the matter.

Starting on or about February 22, 2005, several class actions were filed against Audible and two of its executives in the United States District Court for the District of New Jersey.  The plaintiffs purport to represent a class consisting of all persons (other than Audible's officers and directors and their affiliates) who purchased the Company’s securities between November 2, 2004 and February 15, 2005 (the "Class Period").  The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 there under by failing to make complete and accurate disclosures concerning the Company’s future plans and prospects.  The individual defendants are also alleged to be liable under Section 20(a) of the Exchange Act.  All of the defendants are alleged to have sold stock at inflated prices during the Class Period.

In April 2005, a derivative action was filed in the state court of New Jersey against Audible, the two executives named as individual defendants in the class actions described above, six of its outside directors, and three of its stockholders.  The derivative action makes the same factual allegations as the class actions described above and adds allegations that the six outside directors named as defendants and/or the stockholders who nominated them sold stock at inflated prices at or about the time of the secondary offering of securities that the Company made in November 2004.  The plaintiff in this derivative action purports to seek a recovery of the damages sustained by Audible rather than by investors who allegedly purchased securities at inflated prices.

In May 2005, the Company learned of a second derivative action which was filed during April 2005 in the United States District Court for the District of New Jersey against it, the two executives named as individual defendants in the class actions described above, and all seven of the its outside directors. The derivative action makes the same allegations as the class actions described above and adds allegations that all of the individual defendants are responsible for an alleged failure of internal controls that resulted in the 45-day delay in the filing of the Company's Form 10-K for 2004. The plaintiff in this derivative action purports to seek a recovery of the damages allegedly sustained by the Company rather than by investors who allegedly purchased securities at inflated prices.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

The plaintiffs in the derivative actions voluntarily agreed to stay those actions pending the outcome of the Company’s anticipated motion to dismiss the class actions described above.

In December 2005, the United States District Court for the District of New Jersey consolidated the class action, appointed a group of lead plaintiffs and appointed lead plaintiff’s counsel. By prior agreement, the plaintiff’s consolidated amended complaint was filed on February 14, 2006 and the defendant’s motion to dismiss will be due on or about April 15, 2006.

The Company believes that all of the claims described above are without merit and intends to defend the actions vigorously. Due to the inherent uncertainties of litigation and because these actions are at a preliminary stage, the Company cannot accurately predict the ultimate outcome of these matters.

In May 2005, Digeo, Inc. commenced an action against Audible for patent infringement in Federal District Court in the State of Washington. The Company has filed an answer asserting the patent is invalid and unenforceable and that its services do not fall within the scope of the claims of the Digeo patent.  Discovery is scheduled to be completed by June 2, 2006, and the trial is currently scheduled for mid-November 2006. The Company believes the claims made in the complaint are without merit and will not have a material adverse impact on its financial position or results of operations.

(16)    Customer Concentration

During the years ended December 31, 2004 and 2005, Apple Computer accounted for 10.7% and 15.0% of total revenue, respectively. During the year ended December 31, 2003, there were no customers who accounted for more than 10% of total revenue.

As of December 31, 2004 and 2005, Apple Computer accounted for 66.7% and 62.1%, respectively, of the Company's accounts receivable.

(17)    Supplemental Disclosure of Cash Flow Information

The following supplemental information relates to the Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005:

Non-Cash Financing and Investing Activities

Capital lease obligations of $743 were incurred during the year ended December 31, 2004, when the Company entered into leases for new property and equipment. No capital leases were entered into during the 2003 or 2005 years.

Reversal of unused accrued expense related to the Company's Series C financing of $8 was recorded to additional paid-in capital during the year ended December 31, 2004.

In February 2004, Apax Partners converted all of its Series A Preferred Stock and accrued dividends, valued at $13,027, into 4,669,347 shares of common stock. The conversion was the result of a negotiated agreement with Apax Partners and the Company, where the Company issued 1,166,666 shares and 333,333 warrants to purchase common stock. Of the common shares issued, 389,863 shares were issued as dividends due at the date of conversion, and 776,803 shares and 333,333 warrants were issued as an inducement to convert the Series A shares. The total dividends and inducement was valued at $13,850.

In February 2004, Random House converted the 1,250,000 shares of Series B Preferred Stock, originally issued in March 2002, valued at $1,138, into 416,666 shares of common stock in accordance with the original terms of the conversion.

In 2004, 43,443 warrants were exercised through cashless transactions in accordance with the original terms of the warrant agreements. Accordingly, the number of common stock shares issued as a result of these cashless exercises was 39,888. In 2003, 22,000 warrants were exercised through cashless transactions resulting in the issuance of 14,083 common shares.

During 2005, 31,105 warrants were exercised through cashless transactions in accordance with the original terms of the warrant agreements. Accordingly, the number of shares of common stock issued as a result of these cashless exercises was 23,733 shares.

Cash Paid for Interest

Interest paid was $32 and $1 during the years ended December 31, 2004 and 2005, respectively. No interest was paid during the 2003 year.

Taxes Paid
Amounts paid for income taxes were $1 during both 2004 and 2005. No amounts were paid for income taxes during 2003.

(18)     Financial Information by Geographic Area

Revenues and long-lived assets for the Company's United States and United Kingdom operations are as follows:

	United States	United Kingdom	Consolidated
2005
Revenues	$62,783	$454	$63,237
Long-lived assets	8,239	34	8,273

2004
Revenues	$34,319	$--	$34,319
Long-lived assets	940	--	940

2003
Revenues	$19,325	$--	$19,325
Long-lived assets	691	--	691

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(19)    Quarterly Results (UNAUDITED)

The following tables contain select unaudited quarterly consolidated financial data for each quarter of 2004 and 2005. The consolidated operating results for any quarter are not necessarily indicative of results for any future period.

	YEAR ENDED DECEMBER 31, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue, net	$6,774	$8,062	$9,279	$10,204
Cost of content and services revenue	2,093	2,906	3,272	3,841
Cost of hardware revenue	518	613	739	318
Cost of related party revenue	--	--	45	81
Gross Margin	4,163	4,543	5,223	5,964
Operations	1,143	1,197	1,318	1,488
Technology and development	1,271	1,299	1,257	1,203
Marketing	1,136	982	1,161	1,818
General and administrative	567	840	959	1,173
Total operating expenses	6,728	7,837	8,751	9,922
Income before income taxes	58	255	542	447
Net income	58	237	484	1,246
Dividends on redeemable preferred stock	(614)	--	--	--
Preferred stock inducement charge	(9,873)	--	--	--
Net (loss) income applicable to common shareholders	$(10,429)	$237	$484	$1,246
Basic net (loss) income applicable to common shareholders per common share	$(0.56)	$0.01	$0.02	$0.06
Diluted net (loss) income applicable to common shareholders per common share	$(0.56)	$0.01	$0.02	$0.05
Basic weighted average common shares outstanding	18,664,387	21,238,711	21,270,416	22,457,573
Diluted weighted average common shares outstanding	18,664,387	23,620,502	23,678,669	25,085,716

	YEAR ENDED DECEMBER 31, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue, net	$12,905	$15,297	$16,771	$18,264
Cost of content and services revenue	4,754	5,776	6,316	7,323
Cost of hardware revenue	294	301	846	1,493
Cost of related party revenue	29	44	48	135
Gross Margin	7,828	9,176	9,561	9,313
Operations	1,848	2,275	2,461	2,771
Technology and development	1,625	1,843	2,343	2,428
Marketing	2,260	2,935	3,173	5,019
General and administrative	1,536	1,689	2,376	2,765
Total operating expenses	12,346	14,863	17,563	21,934
Income (loss) before income taxes	972	890	(238)	(3,016)
Net income (loss)	891	823	(187)	(2,180)
Net income (loss) applicable to common shareholders	$891	$823	$(187)	$(2,180)
Basic net (loss) income applicable to common shareholders per common share	$0.04	$0.03	$(0.01)	$(0.09)
Diluted net (loss) income applicable to common shareholders per common share	$0.03	$0.03	$(0.01)	$(0.09)
Basic weighted average common shares outstanding	24,008,188	24,169,396	24,291,008	24,310,129
Diluted weighted average common shares outstanding	26,117,932	25,987,000	24,291,008	24,310,129

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(20) Subsequent Events (Unaudited)

Amended Software and License Agreement

In January 2006, the Company signed an amendment to a software license and services agreement, originally dated September 23, 1996. The Company purchased additional software licenses of $3,288 which will be amortized over the estimated useful life of three years. In connection with the software purchase, the Company also prepaid $1,712 for maintenance relating to these licenses, which maintenance expires on December 31, 2007. The prepaid maintenance will be expensed ratably over the maintenance term. The total license and maintenance fee of $5,000, was paid in full in January 2006.

Common Stock Repurchase Program

In February 2006, the Company’s Board of Directors authorized a new common stock repurchase program, pursuant to which the Company may from time to time repurchase (through open market repurchases at prevailing market prices), up to an aggregate of $25,000 of the Company’s outstanding common stock. As of March 31, 2006, 36,500 shares were repurchased at an average price of $9.86.

