Form 10-Q
period 2006-03-31
AUDIBLE INC
filed 2006-05-15
CIK 1077926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large Accelerated Filer     ☒ Accelerated Filer     ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act).
Yes ☐     No☒

As of May 11, 2006, 24,528,353 shares of the registrant's common stock were outstanding.

AUDIBLE, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,061	$11,549
Short-term investments	46,310	55,616
Interest receivable on short-term investments	393	428
Accounts receivable, net of provision for refunds and chargebacks of $31 at March 31, 2006 and December 31, 2005	2,920	2,337
Accounts receivable, related parties	597	594
Royalty advances	460	471
Prepaid expenses and other current assets	1,982	899
Inventory	275	498

Total current assets	66,998	72,392

Property and equipment, net	10,951	8,159
Other assets	888	114

Total assets	$78,837	$80,665

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,337	$4,750
Accrued expenses	4,342	4,802
Accrued royalties	5,111	5,104
Accrued compensation	1,238	868
Deferred revenue	8,413	6,459

Total current liabilities	21,441	21,983

Deferred revenue, noncurrent	221	99
Royalty obligations, noncurrent	190	188

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01. Authorized 40,000,000 shares at March 31, 2006 and December 31, 2005; 24,517,015 and 24,326,503 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	245	243
Additional paid-in capital	190,484	192,547
Deferred compensation	--	(3,696)
Accumulated other comprehensive income	10	15
Accumulated deficit	(133,754)	(130,714)

Total stockholders' equity	56,985	58,395

Total liabilities and stockholders' equity	$78,837	$80,665

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three month period ended March 31,
	2006	2005
Revenue, net:
Content and services revenue:
Consumer content	$19,281	$12,838
Point of sale rebates	(167)	(356)
Services	33	19
Total content and services revenue	19,147	12,501
Hardware revenue	125	104
Related party revenue	373	275
Other revenue	70	25
Total revenue, net	19,715	12,905

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	7,983	4,153
Discount certificate rebates	298	601
Total cost of content and services revenue	8,281	4,754
Cost of hardware revenue	675	294
Cost of related party revenue	158	30
Operations	3,102	1,847
Technology and development	3,694	1,625
Marketing	4,301	2,260
General and administrative	3,201	1,536
Total operating expenses	23,412	12,346

(Loss) income from operations	(3,697)	559

Other income (expense):
Interest income	660	414
Interest expense	--	(1)
Other income, net	660	413

(Loss) income before income taxes	(3,037)	972

Income tax expense	(3)	(81)

Net (loss) income	$(3,040)	$891

Basic net (loss) income per common share	$(0.12)	$0.04

Basic weighted average common shares outstanding	24,481,751	24,008,188

Diluted net (loss) income per common share	$(0.12)	$0.03

Diluted weighted average common shares outstanding	24,481,751	26,117,932

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three month period ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(3,040)	$891
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,122	139
Share-based compensation expense	1,094	37
Accretion of discounts on short-term investments	(230)	(301)
Income tax benefit from exercise of stock options	--	22
Changes in assets and liabilities:
Interest receivable on short-term investments	35	49
Accounts receivable, net	(582)	(141)
Accounts receivable, related parties	(3)	(62)
Royalty advances	11	(64)
Prepaid expenses and other current assets	(1,083)	241
Inventory	223	20
Other assets	(774)	(11)
Accounts payable	(2,413)	1,107
Accrued expenses	(482)	199
Accrued royalties	7	1,182
Accrued compensation	393	74
Deferred revenue	2,076	123
Net cash (used in) provided by operating activities	(3,646)	3,505

Cash flows from investing activities:
Purchases of property and equipment	(3,716)	(463)
Capitalized internally developed software costs	(198)	--
Purchases of short-term investments	(14,964)	(11,716)
Proceeds from maturity of short-term investments	24,500	5,000
Net cash provided by (used in) investing activities	5,622	(7,179)

Cash flows from financing activities:
Proceeds from exercise of common stock options	151	66
Proceeds from exercise of common stock warrants	750	273
Purchase of treasury stock at cost	(360)	--
Principal payments made on obligations under capital leases	--	(121)
Net cash provided by financing activities	541	218

Effect of exchange rate changes on cash and cash equivalents	(5)	--

Increase (decrease) in cash and cash equivalents	2,512	(3,456)
Cash and cash equivalents at beginning of period	11,549	13,296
Cash and cash equivalents at end of period	$14,061	$9,840

See Note 11 for supplemental disclosure of cash flow information.

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

(1) Description of Business and Business Conditions

The Business

Audible, Inc. (together with its subsidiary, the “Company”), incorporated on November 3, 1995, was formed to create the Audible service, the Internet's leading provider of digital spoken entertainment information and educational programming for playback on personal computers and mobile devices. The Company commenced commercial operations in October 1997.

For the three month period ended March 31, 2006, the Company reported a net loss of $3,040 and has an accumulated deficit of $133,754 as of March 31, 2006. The Company's cash and cash equivalent balance as of March 31, 2006 is $14,061. In addition, the Company has short-term investments of $46,310.

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

The accompanying condensed consolidated financial statements as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with U.S. generally accepted accounting principles. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, from the Company's Annual Report on Form 10-K.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and notes due from governmental agencies. Cash consists of funds held in the Company's checking account.

Restricted Cash

During the third quarter of 2005, the Company deposited a $25 retainer in an interest-bearing account, which is included in Other Assets on the accompanying condensed consolidated Balance Sheets.

Short-Term Investments

Investments purchased with a maturity of more than three months, and less than twelve months, are classified as short-term investments. The Company's short-term investments, as of March 31, 2006 and December 31, 2005, of $46,310 and $55,616, respectively, consisted of governmental agency notes and mortgage-backed securities that are to be held to maturity because the Company has the positive intent and ability to hold these securities to maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Dividend and interest income are recognized when earned. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. A decline in the market value of held-to-maturity security below that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intends to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in the value subsequent to period end, and forecasted performance of the investee.

The amortized cost, gross unrealized holding losses and the fair value of held-to-maturity debt securities at March 31, 2006 was $46,310, $41 and $46,269, respectively.

All of the debt securities classified as held-to-maturity mature before March 31, 2007.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

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

The amount of the provision that was recorded as a reduction of accounts receivable as of March 31, 2006 and December 31, 2005 was $31. The amount of the provision reflected in the accrued liability was $178 and $287 at March 31, 2006 and December 31, 2005, respectively.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method. Inventory consists of digital audio players manufactured by third parties.

Audio Production Costs

The Company capitalizes audio production costs incurred in connection with the creation of the master copy of an audio title, which includes talent, editorial and other costs. These costs are included as a non-current asset on the condensed consolidated Balance Sheets presented. These costs are stated at the lower of cost, less accumulated amortization, or fair value. These production costs are amortized beginning in the month the title is released, on a straight-line basis over a two year period , and are recognized as cost of content revenue in the condensed consolidated Statement of Operations. The remaining unamortized balance is periodically reviewed, and adjusted if necessary, to reflect the net realizable value.

Property and Equipment

Property and equipment, which includes computer server and Web site equipment, office furniture and equipment, leasehold improvements, internally developed software, studio equipment, and software licenses, are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which is three years for computer server, Web site equipment, and software licenses, and two years for office furniture and equipment, internally developed software, and studio equipment. Property and equipment held under capital leases are amortized on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever is shorter. The amortization is included within depreciation expense in the condensed consolidated Statements of Cash Flows.

Work in process consists of expenditures for the development of various computer software projects incurred subsequent to the completion of the preliminary project stage, as well as equipment not yet put into use. In accordance with SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company has capitalized external direct costs of material and services developed or obtained for these projects and certain payroll and payroll related expenses for employees directly associated with these projects. Amortization for each software project begins when the computer software is ready for its intended use.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the related asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value, generally based on discounted cash flow.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Royalty Advances and Royalty Obligations

Royalty advances represent payments made and payments to be made to various content providers pursuant to minimum guarantees under their royalty agreements, net of royalties expensed. The corresponding royalty obligations represent payments to be made to the content providers for audio content delivered pursuant to minimum guarantees under their royalty agreements. These agreements give the Company the right to sell digital audio content over the Internet. The royalty obligations recorded in the accompanying condensed consolidated Balance Sheets are classified between current (included in accrued expenses) and non-current based on the payment terms specified in the agreements. The Company periodically adjusts the balance of these advances to reflect their estimated net realizable value based on the difference, if any, between the carrying amount of the asset and the discounted future revenue stream. Royalty expense is included in cost of content and services revenue in the accompanying condensed consolidated Statements of Operations.

Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, accounts receivable from related parties, accounts payable and accrued expenses. At March 31, 2006 and December 31, 2005, the fair values of these financial instruments approximated their carrying values due to the short-term nature of these instruments.

Foreign Currency Translation

In accordance with the provision of Statement of Financial Accounting Standard (“SFAS”) No. 52, Foreign Currency Translation, Audible UK, whose functional currency is the British Pound, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues, costs and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of Audible UK's financial statements are accumulated and charged directly to accumulated other comprehensive income, a component of stockholders' equity.

Since the inception of Audible UK operations, Audible Inc. has made periodic cash fundings to Audible UK to assist with the cash flow needs of the start up subsidiary. Audible Inc. expects these periodic fundings to continue into the foreseeable future. In addition to cash fundings, Audible, Inc. has paid certain expenses on behalf of the subsidiary, such as a security deposit on office space and payroll of U.S. employees working on the UK business. All of these fundings were made with the intention of treating them as a long-term investment. In accordance with the provisions of SFAS No. 52, the foreign currency gain/loss at each reporting period resulting from the inter-company account is recorded to accumulated other comprehensive income.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Revenue Recognition

Content and Services

Consumer content revenue consists primarily of content sales made from the Company's Web sites and content sold through its agreement with the Apple iTunes Music Store. At the Company's Web site, customers purchase content either through an AudibleListener membership plan or on an a la carte basis. When purchased on an a la carte basis, the Company recognizes revenue from the sale of individual content titles in the period when the content is purchased and delivered. The Company generally recognizes revenue from the sale of a la carte content subscriptions pro rata over the term of the subscription period.

The “legacy” AudibleListener monthly membership plans generally provide customers two audio credits for a fixed monthly fee. Customers may use these audio credits to download audio of their choice from the Web site. “Legacy” AudibleListener audio credits provided under a monthly membership plan have a life of 30 days, after which they expire. The Company recognizes revenue from the sale of legacy AudibleListener memberships ratably over the AudibleListener's monthly membership period, which is 30 days. This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred at month end and recognized as content revenue in the following month.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

In December 2005, the Company introduced new AudibleListener membership plans, designed to provide customers more flexibility in using their audio credits. Depending upon the AudibleListener membership plan, customers receive and can “bank” or delay using a maximum number of audio credits, depending on the membership plan. The banking feature will result in audio credits being used (delivered) over different periods for different customers. This may result in slower revenue growth than the Company experienced in prior periods because the customer has a longer period of time to use their audio credits. In addition, some of the new AudibleListener plans include new membership benefits, ranging from a complimentary daily newspaper to everyday discounts of 30% on a la carte purchases. The daily newspaper and 30% discount benefits are “serial” elements that are delivered continuously over the membership period, whereas the content selections underlying the audio credits are discrete elements that are delivered at different times based on individual customer behavior. As a result of the characteristics of the new AudibleListener memberships, they are considered revenue arrangements with multiple deliverables; however under EITF 00-21, Revenue Arrangements with Multiple Deliverables, because the deliverables are not eligible for separation, they are accounted for as a single unit of accounting. As a result, revenue is recognized for these new AudibleListener membership plans using the lesser of straight-line or proportional performance (based on content delivery) over the maximum membership period.

Upon launch of the new AudibleListener plans in December 2005, the legacy AudibleListener plans were no longer available to new customers. Customers who have legacy memberships have the option of either converting to one of the new AudibleListener membership plans or continuing their legacy membership. Revenue is recognized from the sale of UltimateListener, the prepaid discounted content package, in which the customer receives twelve audio credits, and gift programs, when the content is downloaded, over the membership period or subscription period, as applicable.

Point of Sale Rebates and Discount Certificate Rebates

Part of the Company's marketing strategy to obtain new AudibleListeners includes retail promotions in which the Company pays retailers to offer discounts to consumers on their purchase of AudibleReady devices if they become AudibleListeners for twelve months. The Company also has retail promotions in which it purchases electronic discount certificates or gift cards from retailers and gives them away to the Company's customers when they sign up to be AudibleListeners for twelve months. Point of sale rebates, which are discounts given by a third party retailer to a customer on the purchase of a digital audio player at the point of sale of the Audible membership, are recorded as a reduction of revenue in the period the discount is given in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), or EITF 01-9. The cost of discount certificate rebates and gift cards that are given to a customer by Audible at the time the customer purchases the Audible membership are recorded as a cost of content and services revenue in accordance with EITF 01-9.

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Related Party Revenue

Related party revenue consists of revenue earned under agreements with Audible Germany (see Note 7) and France Loisirs (see Note 8). Revenue under the Audible Germany agreement includes $30 earned per month over the initial 30-month term of the agreement, which began on August 30, 2004. The Company recognizes $30 per month only after Audible Germany has agreed that the services delivered for the prior 60-day period were satisfactory and collection of the amount is reasonably assured. Revenue under the France Loisirs agreement includes a $1,000 technology licensing fee that is being recognized on a straight-line basis over the initial 24-month term of the agreement, which began on September 15, 2004. Of the $1,000, France Loisirs has paid $833 as of March 31, 2006, resulting in deferred revenue of $187 as of March 31, 2006. Revenue earned under each of these agreements also includes consulting services performed by certain of the Company's employees and reimbursement of certain incremental costs incurred by the Company that are billed to Audible Germany and France Loisirs in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursement Received for ‘Out-of-Pocket’ Expenses Incurred.

Other Revenue

Other revenue for the three month period ended March 31, 2005 primarily consisted of revenue from commissions earned by the Company for referring customers to a retail partner to purchase a digital audio device, which is recognized in the period when the purchase is completed. Other revenue for the three month period ended March 31, 2006 primarily included revenue from fees earned under a product development and distribution agreement, which is being amortized on a straight-line basis over a 58 month period.

Customer Concessions

The Company defers revenue for expected replacement audio credits based on a historical experience of the credits issued. The Company defers revenue for other audio credits and coupons when they are delivered to the customers based on estimated values. Actual customer credit and coupon issuance and usage patterns could differ from the Company's estimates. The concessions are recorded as a reduction of revenue and an increase to deferred revenue.

Shipping and Handling Costs

Shipping and handling costs, which consist of costs and fees associated with warehousing, fulfillment, and shipment of digital audio devices to customers, are recorded as a component of marketing expense in the condensed consolidated Statements of Operations. These costs totaled $79 and $87, for the three month periods ended March 31, 2006 and 2005, respectively.

Cost of Content and Services Revenue

Cost of content and services revenue includes royalties incurred on sales of content as specified by the terms of the content agreements, periodic net realizable value adjustments to royalty advances, discount certificate rebates, production costs incurred in connection with creation of certain audio products, and other non-recoupable content costs. Royalty expense for sales of content is incurred based on either a percentage of revenue or a fixed price per title as per the royalty agreement. In certain cases, the royalty cost per title may differ depending upon whether the title is sold as part of the AudibleListener membership or sold as an a la carte sale.

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. These costs are included in marketing expense in the accompanying condensed consolidated Statements of Operations and totaled $1,831 and $593 for the three month periods ended March 31, 2006 and 2005, respectively.

Legal Fees

The Company expenses legal fees, including those expenses expected to be incurred in connection with loss contingencies, as incurred.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Significant items subject to estimates include the recoverability of the carrying amount of property and equipment (including internally developed software), the provision for refunds and chargebacks, customer concessions, recoverability of royalty advances, valuation of deferred tax assets, certain accruals and fair value of share-based compensation. Actual results could differ from those estimates.

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

Basic and Diluted Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options, warrants and restricted stock units using the treasury stock method.

For the three month period ended March 31, 2005, diluted net income per share is computed by dividing net income by the diluted weighted average common shares outstanding. For the three month period ended March 31, 2006 diluted net loss per share is equal to basic net loss per share, since all potential common stock was anti-dilutive.

The reconciliation of weighted average basic common shares outstanding to weighted average diluted common shares outstanding is as follows:

	Three months ended March 31,
	2006	2005
Basic weighted average common shares outstanding	24,481,751	24,008,188
Effect of dilutive potential common shares:
Stock options	--	1,796,152
Warrants	--	311,901
Restricted stock	--	1,691
Diluted weighted average common shares outstanding	24,481,751	26,117,932

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

For the three month period ended March 31, 2005, warrants and stock options with exercise prices greater than the average market price of the common stock in the period were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the three month period ended March 31, 2006, all potential common shares have been excluded from the diluted calculation because the Company was in a net loss position, and their inclusion would have been anti-dilutive.

The following table summarizes the potential common shares excluded from the diluted calculation:

	Three months ended March 31,
	2006	2005
Stock options	2,529,781	356,860
Warrants	716,723	429,443
Restricted Stock	270,457	4,000

Share-Based Compensation

The Company's 1999 Stock Incentive Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock-based awards to employees. For options granted to new Audible employees as part of their compensation package, the exercise price is determined by the closing price of Audible's common stock on the day immediately preceding each employee's start date. For the majority of additional option grants made to existing employees, the exercise price is determined based on the closing price of the day immediately preceding the grant date. The majority of the options granted vest over a fifty-month period and expire ten years from the date of the grant. All stock-based compensation is granted through share-based employee compensation plans maintained by Audible.

The number of authorized common shares available for issuance under the Plan is 5,700,000 shares. As of March 31, 2006 and December 31, 2005, options to purchase 2,529,781 and 2,629,809, respectively, shares of common stock were outstanding. As of March 31, 2006 and December 31, 2005, 270,457 and 261,557, respectively, of restricted share awards had been granted, net of forfeitures.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R") utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, stock option grants were accounted for in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and accordingly, no compensation expense was recognized for these awards except for awards that had intrinsic value on the grant date. Restricted stock was also accounted for under APB 25 and compensation expense was recognized for restricted stock awards based on intrinsic value (which was equal to fair value).

Under the modified prospective approach, SFAS 123R applies to all new awards and to previously issued awards that were unvested on January 1, 2006, and awards that are modified, repurchased or cancelled after January 1, 2006. Compensation expense recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. Total compensation expense for share-based payment arrangements recognized for the three months ended March 31, 2006 and 2005 was $1,094 and $37, respectively. At March 31, 2006, Audible had $9,002 of unrecognized compensation expense related to share-based payments which is expected to be recognized over a weighted-average period of 2.48 years. No compensation cost was capitalized in any asset for the three month period ended March 31, 2006.

The unearned share-based compensation related to stock options and restricted stock awards is being amortized to compensation expense over the requisite service period. The Plan does not make a separate reference to provisions regarding participant retirement and the vesting terms in stock options and restricted stock awards relating to participants eligible for retirement; therefore, in accordance with the provisions of SFAS 123R, compensation expense, for stock options and restricted stock awards to participants that are retirement eligible on the grant date, is amortized to compensation expense over the requisite service period, rather than immediately at the grant date.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

The Company receives a tax deduction for certain stock option exercises, generally for the intrinsic value of the award on the exercise date and a tax deduction for increases in the value of restricted stock upon vesting. Prior to the adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options and restricted stock were reported as operating cash flows in the condensed consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax benefits in excess of the compensation costs recognized for these options (excess tax benefits) to be classified as financing cash flows. Further, under SFAS 123R, excess tax benefits are recognized as a credit to additional paid-in capital only in the period in which the deduction reduces income taxes payable. Since the Company currently has significant net operating loss ("NOL") carryforwards that are fully reserved through the valuation allowance, any excess tax benefits related to the exercise of stock options will not be recorded until after the Company utilizes its NOL carryforwards to reduce current income taxes payable. For the three months ended March 31, 2006 and 2005, there was none and $22, respectively, excess tax benefit recognized resulting from share-based compensation. The Company’s net cash proceeds from the exercise of stock options were $151 and $66 for the three months ended March 31, 2006 and 2005, respectively.

All stock incentives (options and restricted stock) issued to employees and non-employee directors are awarded according to the applicable plan terms. The source of shares for exercised stock options and delivery of vested restricted stock are newly issued shares.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss from operations, loss before income taxes, and net loss for the three month period ended March 31, 2006 is $673 higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net loss per common share for the three months ended March 31, 2006 was $0.02 higher than if the Company had continued to account for share-based compensation under APB opinion No. 25.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting For the Tax Effects of Share-Based Payment Awards”, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods, however neither alternative would have an impact on the Company’s results of operations or financial condition for the three months ended March 31, 2006, due to the fact that the Company currently has net operating loss carryforwards and has not realized any tax benefits under SFAS 123R. Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123R.

The following table illustrates the effect on the Company’s net income and net income per common share had the Company accounted for share-based compensation in accordance with SFAS 123 for the three months ended March 31, 2005:

Three Months Ended
March 31, 2005

Net income, as reported	$891
Add: Total share-based employee compensation expense included in reported net income	37
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards	(532)
Pro forma net income	$396

Basic net income per common share:
As reported	$0.04
Pro Forma	$0.02
Diluted net income per common share:
As reported	$0.03
Pro forma	$0.02

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

The Company has on occasion issued options to employees to purchase shares of common stock at a price less than the fair value of the stock at the time of issuance. Prior to the adoption of SFAS 123R, the difference between the fair value on grant date and the exercise price of options issued, as well as the value of restricted stock on the grant date, was accounted under APB 25 and was recorded as deferred compensation, a component of stockholders' equity, and was amortized as compensation expense on a straight-line basis over the vesting term of the option or restricted stock, as applicable. In connection with the adoption of SFAS 123R, the unamortized deferred compensation balance of $3,696 at December 31, 2005 relating to previous grants of options that had intrinsic value at the time of issuance and restricted stock was eliminated against additional paid-in capital on January 1, 2006.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options with the following weighted-average assumptions for the indicated periods:

	Three Months Ended
	March 31,
	2006	2005

Dividend yield	--	--
Expected volatility	76.6%	121.0%
Risk-free interest rate	4.50%	4.19%
Expected life of option (years)	4.63	5.00

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and both the implied and historical volatility of the Company’s stock price. The expected life of the option represents the period of time that the option granted is expected to be outstanding. Expected volatility is calculated based on the historical and implied volatility of the Company’s stock price. The risk free interest rate is based on the U.S. Treasury yield curve commensurate with the expected term in effect at the time of grant. Management monitors employee termination patterns to estimate future forfeiture rates. The estimated annual forfeiture rate is 3.64% for stock options.

The following table represents stock option activity for the three months ended March 31, 2006:

Stock Options	Number of Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life

Balance, December 31, 2005	2,629,809	$8.13		6.98 Years
Granted	13,100	$10.85
Exercised	(60,346)	$2.51
Forfeited	(52,381)	$12.77
Expired	(401)	$21.24
Balance, March 31, 2006	2,529,781	$8.18	$12,733	6.71 Years

Options exercisable at March 31, 2006	1,760,288	$8.14	$9,465	6.09 Years

Vested and expected to vest at March 31, 2006	2,497,470	$8.16	$12,622	6.69 Years

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

The following table summarizes stock option activity for the three months ended March 31:

Stock Options	2006	2005

Weighted-average grant date fair value of options granted	$6.86	$19.40
Total fair value of options that vested during the period	$803	$525
Total intrinsic value of options exercised during the period	$456	$398

Restricted Stock

During the three month periods ended March 31, 2006 and 2005, the Company granted awards to receive 12,400 and 28,000 restricted stock, respectively, to employees under the Plan. The restricted shares either cliff-vest or vest periodically between three months to forty-eight months after the grant date. During the three month periods ended March 31, 2006 and 2005, 3,500 and no units of restricted stock were forfeited due to employee termination. The fair value of restricted stock on the grant date is determined by the closing price of Audible's stock on the day immediately preceding the grant date. Actual shares under these awards are not issued until vesting is complete. Under the terms of the restricted stock awards, unless different provisions are noted on the restricted stock award, the Company is required to issue to the recipient the number of whole shares of common stock that equals the number of vested whole restricted stock shares following the date on which the restricted stock share becomes vested. An estimated annual forfeiture rate of 2.35% was used to estimate expected future forfeitures of restricted stock.

The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2006:

		Weighted-Average Grant-Date
Nonvested Restricted Stock	Shares	Fair Value

Nonvested at December 31, 2005	258,083	$16.23
Granted	12,400	$11.37
Vested	(1,667)	$12.82
Forfeited	(3,500)	$13.71
Nonvested at March 31, 2006	265,316	$16.06

The following table summarizes restricted stock activity for the three months ended March 31:

Restricted Stock	2006	2005

Weighted-average grant date fair value of shares granted	$11.37	$16.14
Total fair value of shares that vested during the period	$21	$--

Total stock available for future stock option and restricted stock grants is approximately 1,545,000.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

(3) Property and Equipment

Property and equipment at March 31, 2006 and December 31, 2005 consists of the following:

	March 31, 2006	December 31, 2005
Studio equipment	$660	$652
Computer server and Web site equipment	8,890	6,599
Software licenses	4,235	745
Office furniture and equipment	1,583	1,558
Leasehold improvements	983	975
Internally developed software	2,361	1,357
Work in process	371	3,283
Total property and equipment	19,083	15,169
Less: accumulated depreciation and amortization	(8,132)	(7,010)
Total property and equipment, net	$10,951	$8,159

Depreciation and amortization expense on property and equipment totaled $1,122 and $139, during the three month periods ended March 31, 2006 and 2005, respectively.

At March 31, 2006 and December 31, 2005, respectively, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

	March 31, 2006	December 31, 2005
Computer server and Web site equipment	$743	$743
Less: accumulated amortization	(499)	(437)
Total computer server and Web site equipment, net	$244	$306

(4) Accrued Expenses

The components of the accrued expenses balance are as follows:

	March 31, 2006	December 31, 2005
Professional fees	$933	$1,084
Revenue sharing and bounty payments	908	774
Retail rebates and discounts	589	578
Refunds and chargebacks	178	287
Marketing	222	468
Accrued expense - related parties	292	333
Royalty obligations	315	293
Other accrued expenses	905	985
Total accrued expenses	$4,342	$4,802

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

(5) Stockholders' Equity

The following is a summary of the consolidated Stockholders' Equity activity for the three month period ended March 31, 2006:

	Common Stock		Treasury Stock
	Shares	Par value	Shares	Cost	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity

Balance at December 31, 2005	24,326,503	$243	--	$--	$192,547	$(3,696)	15	$(130,714)	$58,395
Exercise of common stock warrants	166,666	2			748				750
Exercise of common stock options	60,346	--			151				151
Repurchase of treasury stock			(36,500)	(360)					(360)
Retirement of treasury stock	(36,500)		36,500	360	(360)				--
Share-based compensation expense					1,094				1,094
Elimination of deferred compensation upon FAS 123R adoption					(3,696)	3,696			--
Foreign currency translation adjustment							(5)		(5)
Net loss								(3,040)	(3,040)

Balance at March 31, 2006	24,517,015	$245	--	--	$190,484	$--	$10	$(133,754)	$56,985

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Common Stock

As of March 31, 2006 and December 31, 2005, the Company had issued 24,517,015 and 24,326,503 respectively, shares of common stock. As of March 31, 2006 and December 31, 2005, the Company had 3,516,961 and 3,774,755, respectively, shares of common stock reserved for common stock warrants, options and restricted stock.

Warrants

The Company issues common stock warrants to third parties in exchange for services. The fair values of warrants issued in exchange for services are determined by the Black-Scholes model, in accordance with EITF Issue No. 96-18 and are recognized as an expense under fixed plan or variable accounting depending on the terms of the agreements over the periods in which services are being performed. The assumptions used in the Black-Scholes pricing model to calculate fair values, including risk-free interest rate and volatility, are determined using available information on the measurement date. Expected dividend yield of zero is used for all calculations. There were no warrants issued in the 2006 or 2005 periods. All warrants previously issued were fully vested as of December 31, 2004. Accordingly, there was no expense related to warrants recognized during the three month periods ended March 31, 2006 or 2005.

Common Stock Repurchase Program and Treasury Stock

In February 2006, the Company's Board of Directors authorized a new common stock repurchase program, pursuant to which the Company may from time to time repurchase (through open market repurchases at prevailing market prices), up to an aggregate of $25,000 of the Company's outstanding common stock. During the three month period ended March 31, 2006, 36,500 shares were repurchased at an average price of $9.86. The Company subsequently legally retired the treasury stock. At the February 8, 2005 Board of Directors meeting, the Board voted that all 229,741 shares of common stock held as treasury shares by the Company were to be retired, and the Company subsequently legally retired the treasury stock. As of March 31, 2006 and December 31, 2005, the Company held no shares of common stock as treasury stock.

Comprehensive (Loss) Income

The following table sets forth comprehensive (loss) income for the periods indicated:

	Three month period ended March 31,
	2006	2005
Net (loss) income	$(3,040)	$891
Other comprehensive income:
Foreign currency translation adjustment	(5)	--
Comprehensive (loss) income	$(3,045)	$891

(6) Audible UK

In February 2005, the Company launched Audible UK, a spoken audio Web site service mirroring the audible.com service, but focused on the UK marketplace. Audible, Inc. purchased one share of Audible UK stock on February 7, 2005, which at that date became a wholly-owned subsidiary of Audible Inc. Audible UK began commercial operations in June 2005.

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

Audible Germany has the exclusive rights to operate a German language Audible Web site. Under the Joint Venture, Random House and Holtzbrinck each contributed approximately $17 in exchange for each receiving a 24.5% interest in Audible Germany. The Company was required to contribute $34 in exchange for a 51% interest in Audible Germany. After the initial formation, Random House and Holtzbrinck were to provide additional financing of approximately $1,490 each in certain installments, subject to Audible Germany meeting certain milestones. The full amount has been funded by Random House and Holtzbrinck. In the event of liquidation of Audible Germany, this additional financing by Random House and Holtzbrinck accrues interest at 8% per annum and is senior to Audible's capital investment. The Company may, but is not obligated to, contribute additional capital to the entity. Any profits distributed by Audible Germany are to be distributed in accordance with the ownership interests.

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

Under EITF 96-16, Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, the Company has determined that the minority shareholders, together, have significant participatory rights, allowing them to participate in significant decisions of Audible Germany and to block significant decisions proposed by Audible. As a result of the significant participatory rights held by the minority shareholders, the Company does not have unilateral control over Audible Germany. Therefore, Audible does not consolidate the results of Audible Germany but rather accounts for its investment in Audible Germany under the equity method of accounting. Under the equity method of accounting, the Company records 51% of the profits, if any, and 51% of the equity losses but only until such time that the Company records losses equal to the initial investment of the Company plus any profits previously recorded. The initial investment was reduced to zero during 2004. Audible has no further obligation to fund the operations of Audible Germany. The Company will continue to monitor its portion of unreported equity losses in the event that Audible Germany subsequently generates income. The Company would resume applying the equity method after its share of profits equals the unreported equity method losses.

In connection with the Joint Venture, on August 30, 2004, the Company entered into a license and services agreement with Audible Germany (the “License”). Under the License, Audible Germany has launched a German language spoken word audio service. The terms provide for the Company to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, Audible Germany is required to pay Audible $30 each month for a period of 30 months, beginning in September 2004. Every 60 days during this agreement, the parties meet to review and accept the services. The monthly payments are subject to refund if Audible Germany does not accept the services, subject to reasonable cure. Under the License, Audible recognizes $30 of revenue per month once Audible Germany has agreed that the services delivered for the prior 60-day period were satisfactory and collection of the amount is reasonably assured. Also under the License, Audible Germany will pay the Company royalties ranging from 0.5% to 3% of revenue up to an annual royalty cap of the U.S. dollar equivalent of €1.5 million, subject to Audible Germany achieving certain operating margins. No royalties have been received by the Company under the License.

During the three month periods ended March 31, 2006 and 2005, the Company recognized $90 and $120 respectively, in related party revenue under the license agreement as the related services were delivered and accepted on or before March 31, 2006 and 2005, respectively. In addition, the Company also recognized $108 and $20, in billings for certain consulting services and related incremental reimbursable costs incurred in connection with the License in accordance with EITF 01-14 during the three month periods ended March 31, 2006 and 2005, respectively. These amounts are included in related party revenue on the condensed consolidated Statements of Operations.

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

Under the Agreement, in the first quarter of 2005, France Loisirs launched a French language spoken word audio service through Audio Direct. The terms provide for Audible to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, France Loisirs is required to pay Audible $1,000, payable as follows: $250 in September 2004, $250 in October 2004, $250 in January 2005 and $21 for each of the following 12 months. As of March 31, 2006, the Company had received the three installments of $250 each and four monthly payments of the $21. Commencing the first fiscal year after the business achieves positive net income, the Company will receive a royalty of 5% of the business's net paid revenue. Net paid revenue refers to net revenues for digital spoken word content after the deduction of taxes but excluding certain hardware revenue. The 5% royalty will apply until the business net paid revenue exceeds €20,000,000. Once net paid revenue exceeds €20,000,000, the Company will receive a flat fee of €1,000,000. If net paid revenue exceeds €33,300,000, the Company will receive a royalty payment of €1,000,000, plus 3% of net paid revenue in excess of €33,300,000. An additional royalty is payable equal to one-half of the distributable pre-tax profits of the business.

FIN 46R addresses the consolidation by business enterprises of variable interest entities (VIEs) and requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be consolidated in the financial statements of the enterprise.

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

The $1,000 in fees are non-refundable and not subject to any acceptance provisions. Since fair values do not exist for the different services (elements) that Audible is providing, the services are considered a single unit of accounting under EITF 00-21 and accordingly, the $1,000 in fees is recognized as related party revenue on a straight-line basis over the 24-month term at the rate of $42 per month, provided collectibility is reasonably assured.

During the three month periods ended March 31, 2006 and 2005, the Company recognized $125 in related party revenue in connection with the Agreement, representing the straight-line recognition of $1,000 in revenue being recognized over the 24-month term of the Agreement. As of March 31, 2006 and December 31, 2005, $63 and $187, respectively, was recorded as deferred revenue related to the Agreement. In addition, for the three month periods ended March 31, 2006 and 2005 the Company recognized $50 and $10, respectively, in billings for certain consulting services and related incremental reimbursable costs incurred in connection with the Agreement in accordance with EITF 01-14. These amounts are included in related party revenue on the condensed consolidated Statements of Operations.

(9) Product Development, Licensing, Marketing and Distribution Agreement

On May 16, 2005, the Company entered into a five-year agreement with a new content provider to develop, license, market and distribute audio content. The Company will be paid an exclusivity fee, a product development fee and production fees for audio content produced under the agreement. In addition, the Company will make royalty and revenue sharing payments to the publisher based on sales of the products produced. As of March 31, 2006, the Company billed the publisher $606, of which $575 has been received as of March 31, 2006, in connection with this agreement. The fees associated with this agreement are being amortized over a 58 month period beginning in the month the Company commenced production of audio through the expiration of the agreement. During the three months ended March 31, 2006 and 2005, $65 and none, respectively, was recorded as other revenue in connection with this agreement. As of March 31, 2006 and December 31, 2005, the Company recorded $255 and $171 and $252 and $99 as deferred revenue current and non-current, respectively, on the accompanying condensed consolidated Balance Sheet, relating to this agreement, representing cash received in advance of being recognized as revenue.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

(10) Commitments and Contingencies

Lease Obligations

The Company has an operating lease on its office space in Wayne, New Jersey that expires in December 2008. The lease contains a renewal option for a period of three years. In February 2005, Audible UK signed a one year lease for office space, which includes office amenities. This lease was subsequently amended in the second quarter of 2005 for additional space and will expire in May 2006. Total future minimum lease obligations as of March 31, 2006 under these lease arrangements are $1,701.

Rent expense of $126 and $100 was recorded under operating leases for the three month periods ended March 31, 2006 and 2005, respectively.

There are no future minimum lease payments due under capital leases as of March 31, 2006, which were paid in full during the first quarter of 2005.

Royalty Obligations

Royalty obligations represent payments to be made to various content providers pursuant to minimum guarantees under their royalty agreements, net of royalties paid. The royalty obligations recorded in the accompanying condensed consolidated Balance Sheets are classified between current and non-current based on the payment terms specified in the agreements, and relate to audio content that has been delivered to Audible. Royalty obligations pursuant to minimum guarantees for audio content to be delivered in the future are reflected as a commitment in the table below.

Service Agreements

The Company has entered into operational and marketing agreements and purchase orders with various vendors to provide certain contracted services. The majority of the amounts committed are for hosting services related to the Company's Web site.

Committed Purchases

Committed purchases represent agreements the Company has made for future purchases of goods and service. The balance primarily consists of consulting services for technology and development projects and marketing services.

Summary of Cash Commitments and Obligations

The following table shows future cash payments due under the Company's commitments and obligations as of March 31, 2006:

Year	Operating Leases	Royalty Obligations (1)	Service Agreements	Committed Purchases	Total
2006	$545	$593	$1,887	$1,045	$4,070
2007	609	283	1,253	--	2,145
2008	547	1	835	--	1,383
2009	--	--	1	--	1
2010	--	--	--	--	--
2011 and thereafter	--	--	--	--	--
Total	$1,701	$877	$3,976	$1,045	$7,599

(1) Of the $877 in total royalty obligations, $315 is recorded in accrued expenses and $190 is recorded as royalty obligations, non-current, in the accompanying condensed consolidated Balance Sheet as of March 31, 2006. The remaining obligation of $372 relates to content that has not yet been delivered as of March 31, 2006.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

Contingencies

Various legal actions, claims, assessments and other contingencies arising in the normal course of business, including certain matters described below, are pending against the Company. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters which it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at March 31, 2006 that may result from those matters for which accruals have been recorded is not ascertainable, the Company believes that any amounts exceeding the recorded accruals would not materially affect its financial condition.

In June 2001, the Company and certain of its officers were named as defendants in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering in July 1999. The lawsuits also named certain of the underwriters of the IPO as well as certain of the Company's officers and directors and former directors as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”). An amendment complaint was filed on April 19, 2002. The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company's stock. The Company and certain of its officers, directors, and former directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorneys' and expert fees, and other unspecified litigation costs.

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

In June 2004, the proposed settlement was submitted to the court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiff and issuer defendants separately filed replies to the underwriter defendants' objections to the settlement on August 4, 2004. The court granted preliminary approval on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement cases. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006. The settlement fairness hearing was held on April 24, 2006, and the court reserved decision. If the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

Due to the inherent uncertainties of litigation and because the settlement approval process is not complete, the Company cannot accurately predict the ultimate outcome of the matter.

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

On or about April 20, 2006, the Company provided the plaintiffs’ counsel in the consolidated securities class actions with a memorandum in support of a motion to dismiss the consolidated amended class action complaint. The plaintiffs’ counsel is scheduled to provide the Company with a memorandum in opposition to the motion on or about June 26, 2006. The Company will then have thirty days to provide the plaintiffs’ counsel with a reply memorandum. At the suggestion of the Court, the Company has agreed with the plaintiffs’ counsel not to file the motion to dismiss and the supporting papers until the briefing has been completed. The Company cannot predict the ultimate outcome of this matter.

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

The plaintiffs in the derivative actions voluntarily agreed to stay those actions pending the outcome of the Company’s motion to dismiss the class actions described above.

In December 2005, the United States District Court for the District of New Jersey consolidated the class action, appointed a group of lead plaintiffs and appointed lead plaintiff’s counsel. By prior agreement, the plaintiff’s consolidated amended complaint was filed on February 14, 2006.

On or about April 20, 2006, the Company provided the plaintiffs’ counsel in the consolidated securities class actions with a memorandum in support of a motion to dismiss the consolidated amended class action complaint. The plaintiffs’ counsel is scheduled to provide the Company with a memorandum in opposition to the motion on or about June 26, 2006. The Company will then have thirty days to provide the plaintiffs’ counsel with a reply memorandum. At the suggestion of the Court, the Company has agreed with the plaintiffs’ counsel not to file the motion to dismiss and the supporting papers until the briefing has been completed.

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

(11) Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest and Taxes

The Company paid interest of $0 and $1 during the three month periods ended March 31, 2006 and 2005, respectively.

No income taxes were paid in the three month periods ended March 31, 2006 and 2005.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

(12)   Customer Concentration

For the three month periods ended March 31, 2006 and 2005, Apple Computer accounted for 22.4% and 14.0% of total revenue, respectively.

As of March 31, 2006 and December 31, 2005, Apple Computer accounted for 84.7% and 62.1%, respectively, of the Company's accounts receivable.

(13) Financial Information by Geographic Area

Revenues and long-lived assets for the Company's United States and United Kingdom operations are as follows:

March 31, 2006	United States	United Kingdom	Consolidated
Revenues	$19,149	$566	$19,715
Long-lived assets	11,800	39	11,839

March 31, 2005
Revenues	$12,905	$--	$12,905
Long-lived assets	1,274	--	1,274

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto appearing in our 2005 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

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

Overview

Our Business

Our goal is to be the preeminent supplier of spoken-word digital audio on the Internet. At our Web sites, our customers can select, purchase, and download spoken audio of their choice of nearly 100,000 hours and over 30,000 different programs amongst a wide range of categories. Our AudibleListener membership plans provide our customers a wide variety of monthly and annual membership options, depending upon their listening preferences. Customers can access our content at our Web sites, www.audible.com (United States) and www.audible.co.uk (United Kingdom), or at our related parties Web sites, www.audible.de (Germany) and www.audible.fr (France), or at Amazon.com and at the Apple iTunes music store.

Key Business Metrics

For the three months ended March 31, 2006, we generated total revenue of $19,715 and a net loss of $3,040. During this period, we acquired approximately 79,000 new AudibleListeners, up from approximately 54,000 acquired in the first three months of 2005. This increase in new AudibleListeners acquired resulted in total AudibleListeners of approximately 279,000 as of March 31, 2006, compared to approximately 245,000 as of December 31, 2005 and approximately 186,000 at March 31, 2005.

Churn, a measure of AudibleListener member cancellation rate, increased in the first three months of 2006 over 2005, due primarily to the increase in new AudibleListeners acquired through free trial programs, which subsequently paid for a membership after the free trial and then cancelled. Churn is defined as member cancellations in the period divided by the sum of members at the beginning of the period plus gross member adds, divided by three months.  Members that are financially delinquent are counted as churn. As a result of experiencing higher churn on free trial programs, we have reduced our reliance on acquiring new AudibleListeners through trial programs.

The average monthly churn in AudibleListener Members in the first quarter of 2006 was 4.6% compared to 4.8% in the fourth quarter of 2005 and 4.0% in the first quarter of 2005.

For 2006, our major goals include increasing the number of new AudibleListeners we acquire, continuing to increase the breadth and depth of content that we offer to our customers, reducing our churn rate and increasing customer satisfaction.

We expect that our net revenues during 2006 will grow over 2005 levels, primarily from continuing to increase the number of AudibleListeners we acquire, improving the merchandising of our content to our customers, reducing the monthly churn rate and increasing customer satisfaction.

Members of our senior leadership team regularly review key operating metrics such as new AudibleListeners acquired, customer purchase patterns, customer satisfaction, churn rate, Web site performance and effectiveness of our marketing programs. We believe that an understanding of these key metrics as well as financial measures and how they change over time is important to us as well as to other parties analyzing our business results and future market opportunities.

The discussion of our condensed consolidated financial results contained herein is intended to assist investors, analysts and other parties reading this report to better understand the key operating and financial measures as well as the changes in our consolidated results of operations, and the primary factors that accounted for these changes.

Critical Accounting Policies

The Securities and Exchange Commission defines “critical accounting policies” as those accounting policies that require application of management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We have other significant accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Note 2, Summary of Significant Accounting Policies, of our condensed consolidated financial statements. Although we believe that our estimates, judgments and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Our critical accounting policies are as follows:

Revenue Recognition

We derive our revenue from four main categories:

•	Content and services revenue, which includes consumer content and corporate services;
•	Hardware revenue;
•	Related party revenue; and
•	Other revenue.

Content and Services. Consumer content revenue consists primarily of content sales made from our Web sites and content sold through our agreement with the Apple iTunes Music Store. At our Web site, customers purchase content either through an AudibleListener membership plan or on an a la carte basis. When purchased on an a la carte basis, we recognize revenue from the sale of individual content titles in the period when the content is purchased and delivered. We generally recognize revenue from the sale of a la carte content subscriptions pro rata over the term of the subscription period.

Our “legacy” AudibleListener monthly membership plans generally provide customers two audio credits for a fixed monthly fee. Customers may use these audio credits to select content of their choice from our Web site. “Legacy” AudibleListener audio credits provided under a monthly membership program have a life of 30 days, after which they expire. We recognize revenue from the sale of legacy AudibleListener memberships ratably over the AudibleListener's monthly membership period. This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred at month end and recognized as content revenue in the following month.

In December 2005, we introduced new AudibleListener membership plans, designed to provide our customers more flexibility in using their audio credits. Depending upon the AudibleListener membership plan, customers can receive and “bank” or delay using up to a maximum number of audio credits, depending on the membership plan. The banking feature will result in audio credits being used (delivered) over different periods for different customers. In addition, some of the new AudibleListener plans include new membership benefits, ranging from a complimentary daily newspaper to everyday discounts of 30% on a la carte purchases. The daily newspaper and 30% discount benefits are “serial” elements that are delivered continuously over the membership period, whereas the content selections underlying the audio credits are discrete elements that are delivered at different times based on individual customer behavior. As a result of the characteristics of the new AudibleListener memberships, they are considered revenue arrangements with multiple deliverables, however under Emerging Issues Task Force, or EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, because the deliverables are not eligible for separation, they are accounted for as a single unit of accounting. As a result, we recognize revenue for these new AudibleListener plans using the lesser of straight-line or proportional performance (based on content delivery) over the maximum membership period. This may result in a decrease in revenue or slower revenue growth than we experienced in prior periods because the customer has a longer period of time to use their audio credits. For example, a customer may pre-pay an annual membership for twelve audio credits and not use any credits for six months. Due to the revenue recognition model described above, this revenue will be deferred until the customer uses the audio credits.

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

Internal-Use Software

In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, all costs incurred for the development of internal use software that relate to the planning and post implementation phases of the development are expensed. Direct costs incurred in the development phase are capitalized and recognized over the software's estimated useful life, generally two years, commencing at the time the software is ready for its intended use. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We review the capitalized software costs for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the related asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. There has been no impairment loss recognized as of March 31, 2006. Actual cash flows could differ from our expectations.

Warrants Issued To Non Employees In Exchange For Goods and Services

We occasionally issue warrants to purchase shares of common stock to non-employees as part of their compensation for providing goods and services. We account for these warrants in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18. The exercise price of the warrants is determined by the closing price of our common stock on the day of the agreement. The fair value of the warrant issued is estimated using the Black-Scholes model. Application of management's judgment is required in determining the assumptions concerning risk free interest rate, expected term of the warrant, dividend yield and expected volatility to be used in the Black-Scholes model. The fair value of the warrant is expensed on a straight-line basis over the term of the agreement and is recorded within the operating expense line item that best represents the nature of the goods and services provided. Depending on the terms of the warrant, we apply variable plan or fixed plan accounting in accordance with EITF 96-18.

Employee Stock-Based Compensation Arrangements

In accordance with SFAS 123(R), we measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. Estimating the portion of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. We also consider many factors when estimating expected volatility and expected life of the option. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Revenue, net:
Content and services revenue:
Consumer content	97.8%	99.5%
Point of sale rebates	(0.9)	(2.8)
Services	0.2	0.2
Total content and services revenue	97.1	96.9

Hardware revenue	0.6	0.8
Related party revenue	1.9	2.1
Other revenue	0.4	0.2
Total revenue, net	100.0	100.0

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	40.5	32.2
Discount certificate rebates	1.5	4.7
Total cost of content and services revenue	42.0	36.9
Cost of hardware revenue	3.4	2.3
Cost of related party revenue	0.8	0.2
Operations	15.7	14.3
Technology and development	18.7	12.6
Marketing	21.8	17.5
General and administrative	16.2	11.9
Total operating expenses	118.6	95.7

(Loss) income from operations	(18.6)	4.3
Other income, net	3.3	3.2
(Loss) income before income taxes	(15.3)	7.5
Income tax expense	(0.0)	(0.6)
Net (loss) income	(15.3)%	6.9%

Three month period ended March 31, 2006 compared to three month period ended March 31, 2005

	Three Months ended March 31,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Content and service revenue:
	$19,147	$12,501	$6,646	53.2%

Content and services revenue consists of AudibleListener membership revenue, revenue from single title sales, revenue from subscriptions, revenue from sales at the Apple iTunes Music Store and library revenue. We deduct the cost of point of sale rebates from content and services revenue.

Content and services revenue grew due to growth in AudibleListener memberships and sales at the Apple iTunes Music Store. AudibleListener membership growth was driven mainly through online marketing channels and our marketing partnerships with retailers and device manufacturers. Our AudibleListener membership count grew from approximately 186,000 at March 31, 2005, to approximately 279,000 at March 31, 2006. We recognized in revenue approximately $4,421 and $1,805 from sales of Audible content at the Apple iTunes Music Store during the three months ended March 31, 2006 and 2005, respectively. Our customer count and AudibleListener membership count excludes customers that purchase Audible content directly from the Apple iTunes Music Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing will continue to drive AudibleListener membership growth and growth in sales at the Apple iTunes Music Store. As we continue to acquire new AudibleListener members who may choose to roll over their audio credits, our ability to recognize revenue will be dependent upon audio credit usage patterns of individual members. This will result in an increase in deferred revenue and may result in a decrease or slower growth in our revenue as compared to prior periods.

	Three Months ended March 31,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Hardware revenue:
	$125	$104	$21	20.2%

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

	Three Months ended March 31,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Related party revenue:
	$373	$275	$98	35.6%

Related party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004.

Related party revenue during the three months ended March 31, 2006 and 2005, included $125 in fees earned from our agreement with France Loisirs, representing the straight-line recognition of $1,000 in fees we will receive pursuant to the arrangement, which is being recognized over the initial 24-month term of the agreement through September 14, 2006, as well as $50 and $10, during the three months ended March 31, 2006 and 2005, respectively, in billings to France Loisirs for certain consulting services and reimbursement of related incremental costs. Related party revenue during the three months ended March 31, 2006 and 2005, also included $90 and $120, respectively, in fees earned from our agreement with Audible Germany, as well as $108 and $20, respectively, in billings to Audible Germany for certain consulting services and reimbursement of related incremental costs incurred by us in connection with our license and services agreement.

	Three Months ended March 31,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Other revenue:
	$70	$25	$45	180.0%

Other revenue for the three months ended March 31, 2006 primarily included $65 of revenue earned under a product development agreement with a publishing partner, which commenced in May 2005. Amounts payable to us under this agreement are being recognized on a straight-line basis over the 58 month term of the agreement. The remaining balance of other revenue for the three months ended March 31, 2006 and other revenue for the three months ended March 31, 2005 included commissions earned by us for referring customers to a retail partner to purchase a digital audio device. We recognize the commissions in the period when the purchase is completed and the amounts are known and determinable.

	Three Months ended March 31,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Cost of content and service revenue:
Royalties and other content charges	$7,983	$4,153	$3,830	92.2%
Discount certificate rebates	$298	$601	$(303)	(50.4)%

Cost of content and services revenue consists primarily of royalties incurred, discount certificate rebates, and the amortization of publisher royalty advances.

Royalties and other content charges as a percentage of total content and services revenue increased from the three months ended March 31, 2005 to March 31, 2006 from 33.2% to 41.7%. This increase was primarily due to the increasing percentage of revenue from sales at the Apple iTunes Music store, which yields a higher royalty cost as a percentage of revenue, as well as the impact of higher royalty rates from publishers. Discount certificate rebates, introduced in 2004, are electronic discount certificates or gift cards given to certain AudibleListeners who commit to joining an AudibleListener plan for twelve months. AudibleListener customers use these when purchasing an AudibleReady digital audio player from a third-party retailer. The decrease in discount certificate rebates is primarily attributable to a decrease in activity of our retail rebate program.

	Three Months ended March 31,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Cost of hardware revenue:
	$675	$294	$381	129.6%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

In the third quarter of 2005, we changed the model of the digital audio player to an iPod, which we give away to certain AudibleListener members. The iPod was more expensive than the device we previously provided. As a result, cost of hardware revenue increased.

	Three Months ended March 31,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Cost of related party revenue:
	$158	$30	$128	426.7%

Cost of related party revenue consists of costs we have incurred in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004.

Cost of related party revenue for the three months ended March 31, 2006 and 2005, included $50 and $10 respectively, for France Loisirs, and $108 and $20 respectively, for Audible Germany. These costs primarily consisted of payroll costs related to services for France and Germany operations, performed by certain employees of our technology, development, and audio departments.

	Three Months ended March 31,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Operations expense:
	$3,102	$1,847	$1,255	67.9%

Operations expense consists of payroll and related expenses for content acquisition, education, editorial, audio recording and conversion, programming, customer service and credit card fees. Related expenses include outside consultants and professional fees.

Operations expense increased in the 2006 period versus 2005 primarily due to $756 in higher personnel expenses, $178 in higher credit card fees, and $180 in higher outside service expenses. These increases were primarily related to the increased scale of our business, improving the quality of customer service, and the launch of Audible UK.

	Three Months ended March 31,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Technology and development:
	$3,694	$1,625	$2,069	127.3%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expense from the 2005 period to the 2006 period was primarily due to $889 in higher depreciation and amortization expense, $553 in higher personnel expenses, $358 in higher maintenance and repair costs, as well as an increase in supplies purchased, $132 in higher outside services expenses, and $105 in higher Web site hosting fees. Many of these higher costs were related to the development of our new AudibleListener plans, enhancing the capacity and performance of our Web site, and the launch of Audible UK.

	Three Months ended March 31,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Marketing:
	$4,301	$2,260	$2,041	90.3%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners, and shipping and handling costs associated with selling digital devices.

Marketing expenses were higher in the 2006 period versus 2005 primarily due to increases of $1,238 in higher advertising and promotional expenses, $644 in higher personnel expenses, and $121 in higher revenue sharing and bounty payments. Most of these higher expenses were directed towards strengthening our marketing and business development teams and obtaining new AudibleListeners. As we continue to build the AudibleListener membership base, we expect our marketing expenses to continue to grow.

	Three Months ended March 31,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
General and administrative:
	$3,201	$1,536	$1,665	108.4%

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The increase in general and administrative expense in the 2006 period versus 2005 was primarily due to $941 in increased personnel expenses, $616 in increased legal and other professional fees and $151 in higher job search and placement fees.

	Three Months ended March 31,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Other Income:
Other income, net	$660	$413	$247	59.8%

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

Factors Affecting Operating Results

We have only a limited operating history with which to evaluate our business and prospects. Our limited operating history and the emerging nature of the market for internet-delivered audio content makes predicting our future operating results difficult. In addition, while we commenced operations in 1997, our prospects nonetheless should be considered in light of the risks and uncertainties encountered by companies in the early stages of development in new and rapidly evolving markets, specifically the rapidly evolving market for delivery of audio content over the internet. These risks include our ability to:

· Acquire and retain customers;
· Sell Audible content through www.audible.com and www.audible.co.uk;
· Sell Audible content through the Apple iTunes Music Store;
· Control customer acquisition, cost of content, and other costs;
· Minimize customer churn rate;
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

As of March 31, 2006, we were not a party to any derivative financial instruments or other financial instruments or hedging investments that expose us to material market risk. We currently do not plan to enter into any derivative instruments or engage in any hedging activities.

We have incurred significant losses since inception and as of March 31, 2006, we had an accumulated deficit of $133,754.

Our operating results have varied on a quarterly basis during our operating history and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may affect our operating results include but are not limited to: (1) the demand for the Audible service; (2) sales of Audible content through the Apple iTunes Music Store; (3) the availability of premium audio content; (4) sales and consumer usage of AudibleReady devices; (5) our ability to acquire new customers; (6) our ability to retain existing customers; (7) the introduction of new products or services by a competitor; (8) the cost and availability of acquiring sufficient Web site capacity to meet our customers' needs; (9) technical difficulties with our computer system or the internet or system downtime; (10) the cost of acquiring audio content; (11) the amount and timing of capital expenditures and other costs relating to the expansion of our international operations; (12) successful expansion of the Audible service in the UK; (13) continuous management and compliance with Sarbanes-Oxley requirements; and (14) general economic conditions and economic conditions specific to electronic commerce and online media. In the past, we experienced fluctuations in demand for the Audible service based on the level of marketing expenditures, the occurrence of external publicity and the quality of our software and Web site. Any one of these factors could cause our revenue and operating results to vary significantly in the future. In addition, as a strategic response to changes in the competitive environment, we may from time to time make pricing, service or marketing decisions that could cause significant declines in our quarterly revenue.

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

Liquidity and Capital Resources

From inception through the date prior to our initial public offering, we financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from the sales of redeemable convertible stock and warrants prior to our initial public offering were $28,719. In July 1999, we completed our initial public offering and received net proceeds of $36,856. From the time of our IPO we have raised $15,860 in net proceeds through the private sale of shares of our convertible preferred stock (all of which were subsequently converted into common stock), $4,186 in net proceeds through the private sales of our common stock, $3,180 in net proceeds through the exercise of common stock options, and $2,338 in net proceeds through the exercise of common stock warrants. In November 2004, we completed a public offering of our common stock resulting in net proceeds to us of approximately $46,457.

As of March 31, 2006, our cash and cash equivalents balance was $14,061. In addition, as of March 31, 2006 we had $46,310 in short-term investments which we intend to hold until maturity. Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance and short-term investment balance as of March 31, 2006 will enable us to meet our anticipated cash requirements for operations and capital expenditures for the foreseeable future. Beyond that, we may need additional cash to fund our business and finance our continued growth. We cannot assure you that such additional financing, if needed, will be available on terms favorable to us or our stockholders, if at all.

Cash Requirements

At March 31, 2006 our principal source of liquidity was $14,061 in cash and cash equivalents and $46,310 in short-term investments.

The following table shows future cash payments due under our commitments and obligations as of March 31, 2006:

Year	Operating Leases	Royalty Obligations (1)	Service Agreements	Committed Purchases	Total
2006	$545	$593	$1,887	$1,045	$4,070
2007	609	283	1,253	--	2,145
2008	547	1	835	--	1,383
2009	--	--	1	--	1
2010	--	--	--	--	--
2011 and thereafter	--	--	--	--	--
Total	$1,701	$877	$3,976	$1,045	$7,599

(1) Of the $877 in total royalty obligations, $315 is recorded in accrued expenses and $190 is recorded as royalty obligations, non-current, in the accompanying condensed consolidated Balance Sheet as of March 31, 2006. The remaining obligation of $372 relates to content that has not yet been delivered as of March 31, 2006.

Sources and Uses of Cash

Net cash used in operating activities for the three months ended March 31, 2006 was $3,646. This was primarily attributable to our net loss, an increase in accounts receivable, prepaid expenses and other current assets, and a decrease in accounts payable and accrued expenses, partially offset by an increase in accrued compensation, deferred revenue, depreciation and amortization and share-based compensation expense. The increase in deferred revenue in the first quarter of 2006 was due to the increase in the number of memberships in our AudibleListener plans, where revenue is recognized based on the content delivery using the lesser of straight line or proportional performance revenues. Net cash provided by operating activities for the three months ended March 31, 2005 was $3,505. This was primarily attributable to our net income, and increases in accounts payable, accrued expenses, accrued royalties, and deferred revenue, offset in part by an increase in accounts receivable and accretion of discounts on short-term investments.

Net cash provided by investing activities for the three months ended March 31, 2006 was $5,622, attributable to net proceeds from short-term investing activity of $9,536, partially offset by purchases of property and equipment of $3,716. Net cash used in investing activities for the three months ended March 31, 2005 was $7,179. This was attributable to purchases of property and equipment of approximately $463 and net short-term investing activity of $6,716.

Net cash provided by financing activities for the three months ended March 31, 2006, was $541, resulting primarily from proceeds from exercise of common stock options and common stock warrants, partially offset by purchases of treasury stock. Net cash provided by financing activities for the three months ended March 31, 2005 was $218, resulting primarily from proceeds from the exercise of common stock options and common stock warrants, partially offset by principal payments made on capital lease obligations.

New Accounting Standards

SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. See Note 2 for further detail regarding the adoption of this standard.

SFAS No. 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial statements.

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial statements.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

We are exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiary are translated into U.S. dollars in consolidation. We do not use derivative instruments or hedging to manage our exposures and do not hold any market risk sensitive instruments for trading purposes.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2006.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the fact that the material weaknesses described in the December 31, 2005 Form 10-K had not been remediated as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings

Various legal actions, claims, assessments and other contingencies arising in the normal course of business, in addition to the matters described below, are pending against us. All of these matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. We have recorded accruals for losses related to those matters which we consider to be probable and that can be reasonably estimated. Although the ultimate amount of liability at March 31, 2006 that may result from those matters for which accruals have been recorded is not ascertainable, we believe that any amounts exceeding the recorded accruals would not materially affect our financial condition.

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

In June 2004, the proposed settlement was submitted to the court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiff and issuer defendants separately filed replies to the underwriter defendants' objections to the settlement on August 4, 2004. The court granted preliminary approval on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement cases. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing was held on April 26, 2006, and the court reserved decision. If the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

Due to the inherent uncertainties of litigation and because the settlement approval process is not complete, we cannot accurately predict the ultimate outcome of the matter.

Starting on or about February 22, 2005, several class actions were filed against us and two of our executives in the United States District Court for the District of New Jersey.  The plaintiffs purport to represent a class consisting of all persons (other than our officers and directors and their affiliates) who purchased our securities between November 2, 2004 and February 15, 2005 (the "Class Period").  The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 there under by failing to make complete and accurate disclosures concerning the our future plans and prospects.  The individual defendants are also alleged to be liable under Section 20(a) of the Exchange Act.  All of the defendants are alleged to have sold stock at inflated prices during the Class Period.

On or about April 20, 2006, we provided the plaintiffs’ counsel in the consolidated securities class actions with a memorandum in support of a motion to dismiss the consolidated amended class action complaint. The plaintiffs’ counsel is scheduled to provide us with a memorandum in opposition to the motion on or about June 26, 2006. We will then have thirty days to provide the plaintiffs’ counsel with a reply memorandum. At the suggestion of the Court, we have agreed with the plaintiffs’ counsel not to file the motion to dismiss and the supporting papers until the briefing has been completed. We cannot predict the ultimate outcome of this matter.

In April 2005, a derivative action was filed in the state court of New Jersey against us, the two executives named as individual defendants in the class actions described above, six of the our outside directors, and three of our stockholders.  The derivative action makes the same factual allegations as the class actions described above and adds allegations that the six outside directors named as defendants and/or the stockholders who nominated them sold stock at inflated prices at or about the time of the secondary offering of securities that we made in November 2004. The plaintiff in this derivative action purports to seek a recovery of the damages allegedly sustained by us rather than by investors who allegedly purchased securities at inflated prices.

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

The plaintiffs in the derivative actions voluntarily agreed to stay those actions pending the outcome of our motion to dismiss the class actions described above.

In December 2005, the United States District Court for the District of New Jersey consolidated the class action, appointed a group of lead plaintiffs and appointed lead plaintiff’s counsel. By prior agreement, the plaintiff’s consolidated amended complaint was filed on February 14, 2006.

On or about April 20, 2006, we provided the plaintiffs’ counsel in the consolidated securities class actions with a memorandum in support of a motion to dismiss the consolidated amended class action complaint. The plaintiffs’ counsel is scheduled to provide us with a memorandum in opposition to the motion on or about June 26, 2006. We will then have thirty days to provide the plaintiffs’ counsel with a reply memorandum. At the suggestion of the Court, we have agreed with the plaintiffs’ counsel not to file the motion to dismiss and the supporting papers until the briefing has been completed.

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

ITEM 1A. Risk Factors

For a more detailed explanation of the factors affecting our businesses, please refer to the Risk Factors section in Item 1A of our 2005 Form 10-K. There have been no material changes to our risk factors as of March 31, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit Number	Description
10.1	Fifth modification, dated December 18, 2003, to the office lease.
10.2	Sixth modification, dated March 23, 2005, to the office lease.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDIBLE, INC.
By:	/s/ Andrew P. Kaplan
Name:	Andrew P. Kaplan
Title:	Executive Vice president, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Date:	May 12, 2006