Form 10-Q
period 2006-06-30
AUDIBLE INC
filed 2006-08-09
CIK 1077926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Yes ☐     No☒

As of August 4, 2006, 24,390,193 shares of the registrant's common stock were outstanding.

AUDIBLE, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,707	$11,549
Short-term investments	49,834	55,616
Interest receivable on short-term investments	495	428
Accounts receivable, net of provision for refunds and chargebacks of $31 at June 30, 2006 and December 31, 2005	1,930	2,337
Accounts receivable, related parties	607	594
Royalty advances	431	471
Prepaid expenses and other current assets	1,696	899
Inventory	801	498
Total current assets	66,501	72,392

Property and equipment, net	10,001	8,159
Other assets	935	114
Total assets	$77,437	$80,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,698	$4,750
Accrued expenses	3,633	4,802
Accrued royalties	5,111	5,104
Accrued compensation	1,297	868
Deferred revenue	9,639	6,459
Total current liabilities	22,378	21,983

Deferred revenue, noncurrent	271	99
Royalty obligations, noncurrent	172	188

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01. Authorized 40,000,000 shares at June 30, 2006 and December 31, 2005; 24,390,193 and 24,326,503 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	244	243
Additional paid-in capital	190,324	192,547
Deferred compensation	--	(3,696)
Accumulated other comprehensive (loss) income	(16)	15
Accumulated deficit	(135,936)	(130,714)
Total stockholders' equity	54,616	58,395
Total liabilities and stockholders' equity	$77,437	$80,665

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three month periods ended June 30,		Six month periods ended June 30,
	2006	2005	2006	2005
Revenue, net:
Content and services revenue:
Consumer content	$18,835	$15,159	$38,116	$27,997
Point of sale rebates	(126)	(231)	(293)	(587)
Services	26	21	59	40
Total content and services revenue	18,735	14,949	37,882	27,450
Hardware revenue	85	86	210	190
Related party revenue	257	259	630	533
Other revenue	64	4	134	29
Total revenue, net	19,141	15,298	38,856	28,202

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	7,720	5,414	15,703	9,567
Discount certificate rebates	305	363	603	964
Total cost of content and services revenue	8,025	5,777	16,306	10,531
Cost of hardware revenue	206	301	881	596
Cost of related party revenue	42	44	200	73
Operations	2,861	2,275	5,963	4,122
Technology and development	4,484	1,843	8,178	3,468
Marketing	3,573	2,935	7,874	5,195
General and administrative	2,843	1,689	6,044	3,225
Total operating expenses	22,034	14,864	45,446	27,210

(Loss) income from operations	(2,893)	434	(6,590)	992

Other income (expense):
Interest income	714	456	1,374	870
Interest expense	--	--	--	(1)
Other income, net	714	456	1,374	869

(Loss) income before income taxes	(2,179)	890	(5,216)	1,861

Income tax expense	(3)	(67)	(6)	(148)

Net (loss) income	$(2,182)	$823	$(5,222)	$1,713

Basic net (loss) income per common share	$(0.09)	$0.03	$(0.21)	$0.07

Basic weighted average common shares outstanding	24,501,629	24,169,396	24,491,745	24,089,237

Diluted net (loss) income per common share	$(0.09)	$0.03	$(0.21)	$0.07

Diluted weighted average common shares outstanding	24,501,629	25,987,000	24,491,745	26,052,104

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six month periods ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(5,222)	$1,713
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,385	377
Share-based compensation expense	2,657	172
Accretion of discounts on short-term investments	(449)	(626)
Income tax benefit from exercise of stock options	--	147
Changes in assets and liabilities:
Interest receivable on short-term investments	(67)	(76)
Accounts receivable, net	409	(690)
Accounts receivable, related parties	(13)	42
Royalty advances	40	(255)
Prepaid expenses and other current assets	(797)	(264)
Inventory	(301)	243
Other assets	(821)	(11)
Accounts payable	(2,057)	627
Accrued expenses	(1,189)	933
Accrued royalties	--	2,059
Accrued compensation	425	275
Deferred revenue	3,349	513
Net cash (used in) provided by operating activities	(1,651)	5,179

Cash flows from investing activities:
Purchases of property and equipment	(3,973)	(1,717)
Capitalized internally developed software costs	(254)	--
Purchases of short-term investments	(35,569)	(32,649)
Proceeds from maturity of short-term investments	41,800	26,000
Net cash provided by (used in) investing activities	2,004	(8,366)

Cash flows from financing activities:
Proceeds from exercise of common stock options	354	590
Proceeds from exercise of common stock warrants	750	295
Purchase of treasury stock at cost	(2,287)	--
Principal payments made on obligations under capital leases	--	(121)
Net cash (used in) provided by financing activities	(1,183)	764

Effect of exchange rate changes on cash and cash equivalents	(12)	14

Decrease in cash and cash equivalents	(842)	(2,409)
Cash and cash equivalents at beginning of period	11,549	13,296
Cash and cash equivalents at end of period	$10,707	$10,887

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

For the three and six month periods ended June 30, 2006, the Company reported a net loss of $2,182 and $5,222, respectively, and has an accumulated deficit of $135,936 as of June 30, 2006. The Company's cash and cash equivalents balance as of June 30, 2006 is $10,707. In addition, the Company has short-term investments of $49,834.

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

The accompanying condensed consolidated financial statements as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with U.S. generally accepted accounting principles. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, from the Company's Annual Report on Form 10-K.

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Short-Term Investments

Investments purchased with a maturity of more than three months, and less than twelve months, are classified as short-term investments. The Company's short-term investments, as of June 30, 2006 and December 31, 2005, of $49,834 and $55,616, respectively, consisted of governmental agency notes and mortgage-backed securities that are to be held to maturity because the Company has the positive intent and ability to hold these securities to maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Dividend and interest income are recognized when earned. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. A decline in the market value of held-to-maturity security below that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intends to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in the value subsequent to period end, and forecasted performance of the investee.

The amortized cost, gross unrealized holding losses and the fair value of held-to-maturity debt securities at June 30, 2006 was $49,834, $36 and $49,798, respectively.

All of the debt securities classified as held-to-maturity mature before June 30, 2007.

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

The amount of the provision that was recorded as a reduction of accounts receivable as of June 30, 2006 and December 31, 2005 was $31. The amount of the provision reflected in the accrued liability was $99 and $287 at June 30, 2006 and December 31, 2005, respectively.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method. Inventory consists of digital audio players manufactured by third parties.

Audio Production Costs

The Company capitalizes audio production costs incurred in connection with the creation of the master copy of an audio title, which includes talent, editorial and other costs. These costs are included as a non-current asset on the condensed consolidated Balance Sheets presented. These costs are stated at the lower of cost, less accumulated amortization, or fair value. These production costs are amortized beginning in the month the title is released, on a straight-line basis over a two year period, and are recognized as cost of content revenue in the condensed consolidated Statement of Operations. The remaining unamortized balance is periodically reviewed, and adjusted if necessary, to reflect the net realizable value.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Property and Equipment

Property and equipment, which includes computer server and Web site equipment, office furniture and equipment, leasehold improvements, internally developed software, studio equipment, and software licenses, are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which is three years for computer server, Web site equipment, and software licenses, and two years for internally developed software, and studio equipment. Property and equipment held under capital leases are amortized on a straight-line basis over the estimated useful life of the asset. In June 2006, the Company reassessed the estimated useful lives of office furniture and equipment and leasehold improvements. Prior to June 2006, office furniture and equipment was depreciated using the straight line method over a two year period and leasehold improvements were amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever was shorter. In June 2006, the Company changed the estimated useful life of these assets to seven months. The change in estimate does not have a significant impact on the Company’s financial statements, nor is it expected to have a significant impact on future periods. The amortization is included within depreciation expense in the condensed consolidated Statements of Cash Flows.

Work in process primarily consists of expenditures for the development of various computer software projects incurred subsequent to the completion of the preliminary project stage, as well as a software license not yet put into use. In accordance with SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company has capitalized external direct costs of material and services developed or obtained for these projects and certain payroll and payroll related expenses for employees directly associated with these projects. Amortization for each software project begins when the computer software is ready for its intended use.

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

Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, accounts receivable from related parties, accounts payable and accrued expenses. At June 30, 2006 and December 31, 2005, the fair values of these financial instruments approximated their carrying values due to the short-term nature of these instruments.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Foreign Currency Translation

In accordance with the provision of Statement of Financial Accounting Standard (“SFAS”) No. 52, Foreign Currency Translation, Audible UK, whose functional currency is the British Pound, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues, costs and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of Audible UK's financial statements are accumulated and charged directly to accumulated other comprehensive (loss) income, a component of stockholders' equity.

Since the inception of Audible UK operations, Audible Inc. has made periodic cash fundings to Audible UK to assist with the cash flow needs of the start up subsidiary. Audible Inc. expects these periodic fundings to continue into the foreseeable future. In addition to cash fundings, Audible, Inc. has paid certain expenses on behalf of the subsidiary, such as a security deposit on office space and payroll of U.S. employees working on the UK business. All of these fundings were made with the intention of treating them as a long-term investment. In accordance with the provisions of SFAS No. 52, the foreign currency gain/loss at each reporting period resulting from the inter-company account is recorded to accumulated other comprehensive (loss) income.

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Related Party Revenue

Related party revenue consists of revenue earned under agreements with Audible Germany (see Note 7) and France Loisirs (see Note 8). Revenue under the Audible Germany agreement includes $30 earned per month over the initial 30-month term of the agreement, which began on August 30, 2004. The Company recognizes $30 per month only after Audible Germany has agreed that the services delivered for the prior 60-day period were satisfactory and collection of the amount is reasonably assured. Revenue under the France Loisirs agreement includes a $1,000 technology licensing fee that is being recognized on a straight-line basis over the initial 24-month term of the agreement, which began on September 15, 2004. Of the $1,000, France Loisirs has paid $875 as of June 30, 2006; in addition, $21 has been recorded as a related party accounts receivable as of June 30, 2006. Revenue earned under each of these agreements also includes consulting services performed by certain of the Company's employees and reimbursement of certain incremental costs incurred by the Company that are billed to Audible Germany and France Loisirs in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursement Received for ‘Out-of-Pocket’ Expenses Incurred.

Other Revenue

Other revenue for the three and six month periods ended June 30, 2006 primarily included revenue from fees earned under a product development and distribution agreement, which is being amortized on a straight-line basis over a 58 month period. Other revenue for the three and six month periods ended June 30, 2005 primarily consisted of revenue from commissions earned by the Company for referring customers to a retail partner to purchase a digital audio device, which is recognized in the period when the purchase is completed.

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

Shipping and Handling Costs

Shipping and handling costs, which consist of costs and fees associated with warehousing, fulfillment, and shipment of digital audio devices to customers, are recorded as a component of marketing expense in the condensed consolidated Statements of Operations. These costs totaled $40 and $75, for the three month periods ended June 30, 2006 and 2005, respectively, and $120 and $162 for the six month periods ended June 30, 2006 and 2005, respectively.

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. These costs are included in marketing expense in the accompanying condensed consolidated Statements of Operations and totaled $1,272 and $809 for the three month periods ended June 30, 2006 and 2005, respectively, and $3,103 and $1,401 for the six month periods ended June 30, 2006 and 2005, respectively.

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

For the three and six month periods ended June 30, 2006 diluted net loss per share is equal to basic net loss per share, since all potential common stock was anti-dilutive. For the three and six month periods ended June 30, 2005, diluted net income per share is computed by dividing net income by the diluted weighted average common shares outstanding.

The reconciliation of weighted average basic common shares outstanding to weighted average diluted common shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	24,501,629	24,169,396	24,491,745	24,089,237
Effect of dilutive potential common shares:
Stock options	--	1,600,944	--	1,698,009
Warrants	--	210,549	--	260,945
Restricted stock	--	6,111	--	3,913
Diluted weighted average common shares outstanding	24,501,629	25,987,000	24,491,745	26,052,104

For the three and six month periods ended June 30, 2006, all potential common shares have been excluded from the diluted calculation because the Company was in a net loss position, and their inclusion would have been anti-dilutive. For the three and six month periods ended June 30, 2005, warrants and stock options with exercise prices greater than the average market price of the common stock in the period were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

The following table summarizes the potential common shares excluded from the diluted calculation:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Stock options	2,412,730	553,092	2,412,730	455,518
Warrants	716,723	627,110	716,723	528,822
Restricted Stock	882,157	--	882,157	--

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

The number of authorized common shares available for issuance under the Plan is 5,700,000 shares. As of June 30, 2006 and December 31, 2005, options to purchase 2,412,730 and 2,629,809, respectively, shares of common stock were outstanding. As of June 30, 2006 and December 31, 2005, 882,157 and 261,557, respectively, of restricted share awards had been granted, net of forfeitures.

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

Under the modified prospective approach, SFAS 123R applies to all new awards and to previously issued awards that were unvested on January 1, 2006, and awards that are modified, repurchased or cancelled after January 1, 2006. Compensation expense recognized for the first and second quarters of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. Total compensation expense for share-based payment arrangements recognized for the three month periods ended June 30, 2006 and 2005 was $1,563 and $135, respectively, and $2,657 and $172 for the six month periods ended June 30, 2006 and 2005, respectively. At June 30, 2006, Audible had $13,423 of unrecognized compensation expense related to share-based payments which is expected to be recognized over a weighted-average period of 2.50 years. No compensation cost was capitalized in any asset for the three or six month periods ended June 30, 2006.

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

The Company receives a tax deduction for certain stock option exercises, generally for the intrinsic value of the award on the exercise date and a tax deduction for increases in the value of restricted stock upon vesting. Prior to the adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options and restricted stock were reported as operating cash flows in the condensed consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax benefits in excess of the compensation costs recognized for these options (excess tax benefits) to be classified as financing cash flows. Further, under SFAS 123R, excess tax benefits are recognized as a credit to additional paid-in capital only in the period in which the deduction reduces income taxes payable. Since the Company currently has significant net operating loss ("NOL") carryforwards that are fully reserved through the valuation allowance, any excess tax benefits related to the exercise of stock options will not be recorded until after the Company utilizes its NOL carryforwards to reduce current income taxes payable. For the six month periods ended June 30, 2006 and 2005, there was none and $147, respectively, excess tax benefit recognized resulting from share-based compensation. The Company’s net cash proceeds from the exercise of stock options was $354 and $590 for the six month periods ended June 30, 2006 and 2005, respectively.

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

As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss from operations, loss before income taxes, and net loss for the three and six month periods ended June 30, 2006 is $640 and $1,313 higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net loss per common share for the three and six month periods ended June 30, 2006 was $0.03 and $0.05 higher than if the Company had continued to account for share-based compensation under APB opinion No. 25.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting For the Tax Effects of Share-Based Payment Awards”, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods, however neither alternative would have an impact on the Company’s results of operations or financial condition for the three or six month periods ended June 30, 2006, due to the fact that the Company currently has net operating loss carryforwards and has not realized any tax benefits under SFAS 123R. Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123R.

The following table illustrates the effect on the Company’s net income and net income per common share had the Company accounted for share-based compensation in accordance with SFAS 123 for the three and six month periods ended June 30, 2005:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Net income, as reported	$823	$1,713
Add: Total share-based employee compensation expense included in reported net income	135	172
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards	(741)	(1,273)
Pro forma net income	$217	$612

Basic net income per common share:
As reported	$0.03	$0.07
Pro Forma	$0.01	$0.03
Diluted net income per common share:
As reported	$0.03	$0.07
Pro forma	$0.01	$0.02

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
(in thousands, except share and per share data)
(Unaudited)

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options with the following weighted-average assumptions for the indicated periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Dividend yield	--	--	--	--
Expected volatility	76.6%	116.3%	76.6%	118.8%
Risk-free interest rate	4.50%	3.70%	4.50%	3.70%
Expected life of option (years)	4.63	5.00	4.63	5.00

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and both the implied and historical volatility of the Company’s stock price. The expected life of the option represents the period of time that the option granted is expected to be outstanding. Expected volatility is calculated based on the historical and implied volatility of the Company’s stock price. The risk free interest rate is based on the U.S. Treasury yield curve commensurate with the expected term in effect at the time of grant. For the three months ended June 30, 2006, the Company did not grant any stock option awards, and therefore there was no re-measurement done for the assumptions used.

The following table represents stock option activity for the six month period ended June 30, 2006:

Stock Options	Number of Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life

Balance, December 31, 2005	2,629,809	$8.13		6.98 Years
Granted	13,100	$10.85
Exercised	(133,524)	$2.66
Forfeited	(80,367)	$12.87
Expired	(16,288)	$13.23
Balance, June 30, 2006	2,412,730	$8.26	$9,897	6.35 Years

Options exercisable at June 30, 2006	1,774,733	$8.19	$7,720	5.79 Years

Vested and expected to vest at June 30, 2006	2,359,969	$8.24	$9,747	6.31 Years

The following table summarizes stock option activity for the six month periods ended June 30:

Stock Options	2006	2005

Weighted-average grant date fair value of options granted	$6.86	$13.63
Total fair value of options that vested during the period	$1,335	$954
Total intrinsic value of options exercised during the period	$1,000	$2,986

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Restricted Stock

During the three month periods ended June 30, 2006 and 2005, the Company granted awards to receive 649,000 and 118,500 restricted stock units, respectively, to employees under the Plan. During the six month periods ended June 30, 2006 and 2005, the Company granted awards to receive 661,400 and 146,500 units of restricted stock, respectively, to employees under the Plan. The restricted shares either cliff-vest or vest periodically between three months to forty-eight months after the grant date. During the three month periods ended June 30, 2006 and 2005, 37,300 and no units of restricted stock were forfeited due to employee termination. During the six month periods ended June 30, 2006 and 2005, 40,800 and no units of restricted stock were forfeited due to employee termination. The fair value of restricted stock on the grant date is determined by the closing price of Audible's stock on the day immediately preceding the grant date. Actual shares under these awards are not issued until vesting is complete. Under the terms of the restricted stock awards, unless different provisions are noted on the restricted stock award, the Company is required to issue to the recipient the number of whole shares of common stock that equals the number of vested whole restricted stock shares following the date on which the restricted stock share becomes vested.

The following table summarizes nonvested restricted stock activity for the six month period ended June 30, 2006:

		Weighted-Average Grant-Date
Nonvested Restricted Stock	Units	Fair Value

Nonvested at December 31, 2005	258,083	$16.23
Granted	661,400	$10.45
Vested	(3,333)	$12.82
Forfeited	(40,800)	$11.46
Nonvested at June 30, 2006	875,350	$12.09

The following table summarizes restricted stock activity for the six month periods ended June 30:

Restricted Stock	2006	2005

Weighted-average grant date fair value of shares granted	$10.45	$16.87
Total fair value of shares that vested during the period	$43	$30

Total stock available for future stock option and restricted stock grants is approximately 977,000.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

(3) Property and Equipment

Property and equipment at June 30, 2006 and December 31, 2005 consists of the following:

	June 30, 2006	December 31, 2005
Computer server and Web site equipment	8,897	6,599
Software licenses	4,235	745
Internally developed software	2,538	1,357
Office furniture and equipment	1,633	1,558
Leasehold improvements	1,006	975
Studio equipment	$660	$652
Work in process	427	3,283
Total property and equipment	19,396	15,169
Less: accumulated depreciation and amortization	(9,395)	(7,010)
Total property and equipment, net	$10,001	$8,159

Depreciation and amortization expense on property and equipment totaled $1,263 and $238 during the three month periods ended June 30, 2006 and 2005, respectively, and $2,385 and $377, during the six month periods ended June 30, 2006 and 2005, respectively.

The gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

	June 30, 2006	December 31, 2005
Computer server and Web site equipment	$743	$743
Less: accumulated amortization	(561)	(437)
Total computer server and Web site equipment, net	$182	$306

(4) Accrued Expenses

The components of the accrued expenses balance are as follows:

	June 30, 2006	December 31, 2005
Professional fees	$725	$1,084
Revenue sharing and bounty payments	708	774
Retail rebates and discounts	658	578
Refunds and chargebacks	99	287
Marketing	129	468
Accrued expense - related parties	399	333
Royalty obligations	275	293
Other accrued expenses	640	985
Total accrued expenses	$3,633	$4,802

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

(5) Stockholders' Equity

The following is a summary of the consolidated Stockholders' Equity activity for the six month period ended June 30, 2006:

	Common Stock		Treasury Stock
	Shares	Par value	Shares	Cost	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity

Balance at December 31, 2005	24,326,503	$243	--	--	$192,547	$(3,696)	$15	$(130,714)	$58,395
Exercise of common stock warrants	166,666	2			748				750
Exercise of common stock options	133,524	1			353				354
Repurchase of treasury stock			(236,500)	(2,287)					(2,287)
Retirement of treasury stock	(236,500)	(2)	236,500	2,287	(2,285)				--
Share-based compensation expense					2,657				2,657
Elimination of deferred compensation upon FAS 123R adoption					(3,696)	3,696			--
Foreign currency translation adjustment							(31)		(31)
Net loss								(5,222)	(5,222)

Balance at June 30, 2006	24,390,193	$244	--	--	$190,324	--	$(16)	$(135,936)	$54,616

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Common Stock

As of June 30, 2006 and December 31, 2005, the Company had issued 24,390,193 and 24,326,503 respectively, shares of common stock. As of June 30, 2006 and December 31, 2005, the Company had 4,011,610 and 3,774,755, respectively, shares of common stock reserved for common stock warrants, options and restricted stock.

Warrants

The Company issues common stock warrants to third parties in exchange for services. The fair values of warrants issued in exchange for services are determined by the Black-Scholes model, in accordance with EITF Issue No. 96-18 and are recognized as an expense under fixed plan or variable accounting depending on the terms of the agreements over the periods in which services are being performed. The assumptions used in the Black-Scholes pricing model to calculate fair values, including risk-free interest rate and volatility, are determined using available information on the measurement date. Expected dividend yield of zero is used for all calculations. There were no warrants issued in the 2006 or 2005 periods. All warrants previously issued were fully vested as of December 31, 2004. Accordingly, there was no expense related to warrants recognized during the six month periods ended June 30, 2006 or 2005.

Common Stock Repurchase Program and Treasury Stock

In February 2006, the Company's Board of Directors authorized a new common stock repurchase program, pursuant to which the Company may from time to time repurchase (through open market repurchases at prevailing market prices), up to an aggregate of $25,000 of the Company's outstanding common stock. During the six month period ended June 30, 2006, 236,500 shares were repurchased at an average price of $9.67. The Company subsequently legally retired the treasury stock. At the February 8, 2005 Board of Directors meeting, the Board voted that all 229,741 shares of common stock held as treasury shares by the Company at that time were to be retired, and the Company subsequently legally retired the treasury stock. As of June 30, 2006 and December 31, 2005, the Company held no shares of common stock as treasury stock.

Comprehensive (Loss) Income

The following table sets forth comprehensive (loss) income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(2,182)	$823	$(5,222)	$1,713
Other comprehensive (loss) income:
Foreign currency translation adjustment	(26)	17	(31)	18
Comprehensive (loss) income	$(2,208)	$840	$(5,253)	$1,731

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

Audible Germany has the exclusive rights to operate a German language Audible Web site. Under the Joint Venture, Random House and Holtzbrinck each contributed approximately $17 in exchange for each receiving a 24.5% interest in Audible Germany. The Company was required to contribute $34 in exchange for a 51% interest in Audible Germany. After the initial formation, Random House and Holtzbrinck were to provide additional financing of approximately $1,490 each in certain installments, subject to Audible Germany meeting certain milestones. The full amount has been funded by Random House and Holtzbrinck. In the event of liquidation of Audible Germany, this additional financing by Random House and Holtzbrinck accrues interest at 8% per annum and is senior to Audible's capital investment. The Company may, but is not obligated to, contribute additional capital to the entity. Also under the License, Audible Germany will pay the Company royalties ranging from 0.5% to 3% of revenue up to an annual royalty cap of the U.S. dollar equivalent of €1.5 million, subject to Audible Germany achieving certain operating margins. No royalties have been received by the Company under the License. Any profits distributed by Audible Germany are to be distributed in accordance with the ownership interests. In July 2006, a new investor contributed €280,000 for a 5% interest in Audible Germany. This contribution then reduced the Company’s interest to 48% and Random House and Holzbrinck ownership percentage to 23.5% each.

The Company previously determined that Audible Germany is not a variable interest entity as defined in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46R”) because, as a development stage enterprise, Audible Germany has sufficient equity to permit it to finance the activities in which it is currently engaged in without additional subordinated financial support. In addition, the other criteria within FIN 46R that would characterize Audible Germany as a variable interest entity were not met. Rather, Audible Germany is considered to be a voting interest entity. Another analysis under FIN 46R is expected to be performed during the third quarter of 2006 when Audible Germany is expected to receive additional funding.

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

During the three and six month periods ended June 30, 2006 the Company recognized $90 and $180, respectively, in related party revenue under the License agreement as the related services were delivered and accepted on or before June 30, 2006. During the three and six month periods ended June 30, 2005, the Company recognized $90 and $210, respectively, under this License agreement. As of June 30, 2006 the $180 related to revenues recognized for the six months ended June 30, 2006 have not been collected. These accounts receivable were capitalized as part of the Company’s equity investment in Audible Germany. During the three months ended June 30, 2006, the Company recorded its share of the equity loss up to the amount of its investment of $180, included in general and administrative expenses on the accompanying condensed consolidated Statements of Operations. As of June 30, 2006, an agreement pertaining to future funding for Audible Germany has not been reached, with the intention that it will be finalized in the third quarter of 2006.

In addition, the Company also recognized none and $108, and $31 and $50 in billings for certain consulting services and related incremental reimbursable costs incurred in connection with the License in accordance with EITF 01-14 during the three and six month periods ended June 30, 2006 and 2005, respectively. These amounts are included in related party revenue on the condensed consolidated Statements of Operations. The Company accrues for amounts to be paid to Audible Germany related to revenues earned by Audible Inc at the Apple Germany iTunes music store. These amounts are included in accrued expenses in the condensed consolidated Balance Sheets as of June 30, 2006 and December 31, 2005.

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

Under the Agreement, in the first quarter of 2005, France Loisirs launched a French language spoken word audio service through Audio Direct. The terms provide for Audible to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, France Loisirs is required to pay Audible $1,000, payable as follows: $250 in September 2004, $250 in October 2004, $250 in January 2005 and $21 for each of the following 12 months. As of June 30, 2006, the Company had received the three installments of $250 each and six monthly payments of the $21. Commencing the first fiscal year after the business achieves positive net income, the Company will receive a royalty of 5% of the business's net paid revenue. Net paid revenue refers to net revenues for digital spoken word content after the deduction of taxes but excluding certain hardware revenue. The 5% royalty will apply until the business net paid revenue exceeds €20,000,000. Once net paid revenue exceeds €20,000,000, the Company will receive a flat fee of €1,000,000. If net paid revenue exceeds €33,300,000, the Company will receive a royalty payment of €1,000,000, plus 3% of net paid revenue in excess of €33,300,000. An additional royalty is payable equal to one-half of the distributable pre-tax profits of the business.

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

During the three and six month periods ended June 30, 2006 and 2005, the Company recognized $125 and $250 in related party revenue in connection with the Agreement, representing the straight-line recognition of $1,000 in revenue being recognized over the 24-month term of the Agreement. As of June 30, 2006 and December 31, 2005, none and $187, respectively, was recorded as deferred revenue related to the Agreement. In addition, for the three and six month periods ended June 30, 2006 and 2005 the Company recognized $42 and $92, and $13 and $23, respectively, in billings for certain consulting services and related incremental reimbursable costs incurred in connection with the Agreement in accordance with EITF 01-14. These amounts are included in related party revenue on the condensed consolidated Statements of Operations. The Company accrues for amounts to be paid to France Loisirs related to revenues earned by Audible Inc at the Apple France iTunes music store. These amounts are included in accrued expenses in the condensed consolidated Balance Sheets as of June 30, 2006 and December 31, 2005.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

(9) Product Development, Licensing, Marketing and Distribution Agreement

On May 16, 2005, the Company entered into a five-year agreement with a new content provider to develop, license, market and distribute audio content. The Company will be paid an exclusivity fee, a product development fee and production fees for audio content produced under the agreement. In addition, the Company will make royalty and revenue sharing payments to the publisher based on sales of the products produced. As of June 30, 2006, the Company billed the publisher $732, of which the full amount has been received as of June 30, 2006, in connection with this agreement. The fees associated with this agreement are being amortized over a 58 month period beginning in the month the Company commenced production of audio through the expiration of the agreement. During the three month periods ended June 30, 2006 and 2005, $64 and none, respectively, was recorded as other revenue in connection with this agreement. During the six month periods ended June 30, 2006 and 2005, $129 and none, respectively, was recorded as other revenue in connection with this agreement. As of June 30, 2006 and December 31, 2005, the Company recorded $255 and $233, and $252 and $99 as deferred revenue current and non-current, respectively, on the accompanying condensed consolidated Balance Sheets, relating to this agreement, representing cash received in advance of being recognized as revenue.

(10) Commitments and Contingencies

Lease Obligations

The Company has an operating lease on its office space in Wayne, New Jersey that expires in December 2008. The lease contains a renewal option for a period of three years. In February 2005, Audible UK signed a one year lease for office space, which includes office amenities. This lease was subsequently amended in the second quarter of 2005 for additional space and was renewed in May 2006 for an additional two years. Total future minimum lease obligations as of June 30, 2006 under these lease arrangements are $1,787.

Rent expense of $233 and $148 was recorded under operating leases for the three month periods ended June 30, 2006 and 2005, respectively, and $360 and $248 for the six month periods ended June 30, 2006 and 2005, respectively.

There are no future minimum lease payments due under capital leases as of June 30, 2006, which were paid in full during the first quarter of 2005.

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

Summary of Cash Commitments and Obligations

The following table shows future cash payments due under the Company's commitments and obligations as of June 30, 2006:

Year	Operating Leases	Royalty Obligations (1)	Service Agreements	Committed Purchases	Total
2006	$438	$511	$1,284	$496	$2,729
2007	742	265	1,286	--	2,293
2008	607	1	868	--	1,476
2009	--	--	15	--	15
2010	--	--	--	--	--
2011 and thereafter	--	--	--	--	--
Total	$1,787	$777	$3,453	$496	$6,513

(1) Of the $777 in total royalty obligations, $275 is recorded in accrued expenses and $172 is recorded as royalty obligations, non-current, in the accompanying condensed consolidated Balance Sheet as of June 30, 2006. The remaining obligation of $330 relates to content that has not yet been delivered as of June 30, 2006.

Contingencies

Various legal actions, claims, assessments and other contingencies arising in the normal course of business, including certain matters described below, are pending against the Company. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters which it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at June 30, 2006 that may result from those matters for which accruals have been recorded may differ, the Company believes that any amounts exceeding the recorded accruals would not be material to the consolidated financial position or results of operations.

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

Starting on or about February 22, 2005, several class actions were filed against Audible and two of the Company's executives in the United States District Court for the District of New Jersey.  The plaintiffs purport to represent a class consisting of all persons (other than Audible's officers and directors and their affiliates) who purchased the Company's securities between November 2, 2004 and February 15, 2005 (the "Class Period").  The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 there under by failing to make complete and accurate disclosures concerning the Company's future plans and prospects.  The individual defendants are also alleged to be liable under Section 20(a) of the Exchange Act.  All of the defendants are alleged to have sold stock at inflated prices during the Class Period. In December 2005, the United States District Court for the District Court of New Jersey consolidated the class action, appointed a group of lead plaintiffs and appointed lead plaintiff’s counsel. By prior agreement, the plaintiff’s consolidated amended complaint was filed on February 14, 2006.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

On April 20, 2006, the Company provided the plaintiffs’ counsel in the consolidated securities class actions with a memorandum in support of a motion to dismiss the consolidated amended class action complaint. On June 26, 2006, the plaintiffs’ counsel provided the Company with a memorandum in opposition to the motion. On or about August 11, 2006, the Company intends to provide the plaintiffs’ counsel with a reply brief in further support of the motion to dismiss. At the suggestion of the Court, the Company has agreed with the plaintiffs’ counsel not to file the motion to dismiss and the supporting papers until the briefing has been completed.

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

In May 2005, Digeo, Inc. commenced an action against Audible for patent infringement in Federal District Court in the State of Washington. The Company has filed an answer asserting the patent is invalid and unenforceable and that its services do not fall within the scope of the claims of the Digeo patent. In June 2006, the Company filed a motion to dismiss, asserting, among other things, that Digeo does not have standing to sue. The Company believes the case is without merit and will not have a material adverse impact on its financial position or results of operations.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

(11) Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest and Taxes

The Company paid interest of $0 and $1 during the six month periods ended June 30, 2006 and 2005, respectively.

No income taxes were paid in the six month periods ended June 30, 2006 and 2005.

(12)   Customer Concentration

For the six month periods ended June 30, 2006 and 2005, Apple Computer accounted for 22.0% and 13.2% of total revenue, respectively.

As of June 30, 2006 and December 31, 2005, Apple Computer accounted for 72.6% and 62.1%, respectively, of the Company's accounts receivable.

(13) Financial Information by Geographic Area

Revenues and long-lived assets for the Company's United States and United Kingdom operations are as follows:

Revenues	United States	United Kingdom	Consolidated
Three months ended June 30, 2006	$18,447	$694	$19,141
Three months ended June 30, 2005	$15,288	$10	$15,298

Six months ended June 30, 2006	$37,596,	$1,260	$38,856
Six months ended June 30, 2005	$28,193	$9	$28,202

June 30, 2006
Long-lived assets	$10,887	$49	$10,936

June 30, 2005
Long-lived assets	$2,254	$35	$2,289

(14) Subsequent Events

In July 2006, the Company entered into a global master agreement with Apple Computer, Inc. Pursuant to the agreement, the Company will continue to be the exclusive source of audiobooks and other book-related spoken-word material to Apple’s iTunes music stores worldwide and will continue to provide the iTunes music store with comedy, lectures, speeches, periodicals, educational programs, Audible originals, spiritual programming, paid podcasts, and other spoken-word programs. All Audible content will continue to receive branding within the audio stream and in the iTunes music store. Under the terms of the agreement, Apple and the Company intend to pursue co-marketing and promotion programs. The term of the agreement expires on September 30, 2010.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except per share data)

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

Overview

Our Business

Our goal is to be the preeminent supplier of spoken-word digital audio on the Internet. At our Web sites, our customers can select, purchase, and download spoken audio of their choice of over 106,000 hours and over 32,000 different programs amongst a wide range of categories. Our AudibleListener membership plans provide our customers a wide variety of monthly and annual membership options, depending upon their listening preferences. Customers can access our content at our Web sites, www.audible.com (United States) and www.audible.co.uk (United Kingdom), or at our related parties Web sites, www.audible.de (Germany) and www.audible.fr (France), or at Amazon.com and at the Apple iTunes music store.

Key Business Metrics

For the six month period ended June 30, 2006, we generated total revenue of $38,856 and a net loss of $5,222. During this period, total number of new AudibleListener members added was approximately 144,000, compared to approximately 106,000 total acquired in the first six months of 2005. This increase in new AudibleListeners acquired resulted in total AudibleListeners of approximately 309,000 as of June 30, 2006, compared to approximately 245,000 as of December 31, 2005 and approximately 205,000 at June 30, 2005.

Churn, a measure of AudibleListener member cancellation rate, decreased for the first half of 2006 over 2005, due primarily to the increase in new AudibleListeners that have joined one of our annual membership programs, and a sharp decline in members acquired through free trial programs. Monthly churn is defined as member cancellations in the period divided by the sum of members at the beginning of the period plus gross member adds, divided by three months.  Members that are financially delinquent are counted as churn.

The average monthly churn in AudibleListener Members for the three month period ended June 30, 2006 was 3.4% compared to 4.6% in the first quarter of 2006 and 4.7% in the second quarter of 2005.

For 2006, our major goals include increasing the number of new AudibleListeners we acquire, continuing to increase the breadth and depth of content that we offer to our customers, further reducing our churn rate and increasing customer satisfaction.

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

Recent Developments

In July 2006, we entered into a global master agreement with Apple Computer, Inc. Pursuant to the agreement, we will continue to be the exclusive source of audiobooks and other book-related spoken-word material to Apple’s iTunes music stores worldwide and will continue to provide the iTunes music store with comedy, lectures, speeches, periodicals, educational programs, Audible originals, spiritual programming, paid podcasts, and other spoken-word programs. All Audible content will continue to receive branding within the audio stream and in the iTunes music store. All Apple iPods and iTunes applications will continue to be AudibleReady® and will work with the Audible service. Under the terms of the agreement, we and Apple intend to pursue co-marketing and promotion programs. The agreement contains provisions pursuant to which Apple and Audible will share revenues generated by the arrangement. The term of the agreement expires on September 30, 2010.

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

In December 2005, we introduced new AudibleListener membership plans, designed to provide our customers more flexibility in using their audio credits. Depending upon the AudibleListener membership plan, customers can receive and “bank” or delay using up to a maximum number of audio credits, depending on the membership plan. The banking feature results in audio credits being used (delivered) over different periods for different customers. In addition, some of the new AudibleListener plans include new membership benefits, ranging from a complimentary daily newspaper to everyday discounts of 30% on a la carte purchases. The daily newspaper and 30% discount benefits are “serial” elements that are delivered continuously over the membership period, whereas the content selections underlying the audio credits are discrete elements that are delivered at different times based on individual customer behavior. As a result of the characteristics of the new AudibleListener memberships, they are considered revenue arrangements with multiple deliverables, however under Emerging Issues Task Force, or EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, because the deliverables are not eligible for separation, they are accounted for as a single unit of accounting. As a result, we recognize revenue for these new AudibleListener plans using the lesser of straight-line or proportional performance (based on content delivery) over the maximum membership period. This may result in a decrease in revenue or slower revenue growth than we experienced in prior periods because the customer has a longer period of time to use their audio credits. For example, a customer may pre-pay an annual membership for twelve audio credits and not use any credits for six months. Due to the revenue recognition model described above, this revenue will be deferred until the customer uses the audio credits.

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

Internal-Use Software

In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, all costs incurred for the development of internal use software that relate to the planning and post implementation phases of the development are expensed. Direct costs incurred in the development phase are capitalized and recognized over the software's estimated useful life, generally two years, commencing at the time the software is ready for its intended use. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We review the capitalized software costs for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the related asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. There has been no impairment loss recognized as of June 30, 2006. Actual cash flows could differ from our expectations.

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

Employee Stock-Based Compensation Arrangements

In accordance with SFAS 123(R), we measure compensation cost for stock awards at fair value and recognize compensation over the requisite service period for awards expected to vest. Estimating the portion of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. We also consider many factors when estimating expected volatility and expected life of the option. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three and six month periods ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue, net:
Content and services revenue:
Consumer content	98.5%	99.1%	98.1%	99.3%
Point of sale rebates	(0.7)	(1.5)	(0.8)	(2.1)
Services	0.1	0.1	0.2	0.1
Total content and services revenue	97.9	97.7	97.5	97.3

Hardware revenue	0.4	0.6	0.6	0.7
Related party revenue	1.4	1.7	1.6	1.9
Other revenue	0.3	0.0	0.3	0.1
Total revenue, net	100.0	100.0	100.0	100.0

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	40.3	35.4	40.4	33.9
Discount certificate rebates	1.6	2.4	1.6	3.4
Total cost of content and services revenue	41.9	37.8	42.0	37.3
Cost of hardware revenue	1.1	2.0	2.3	2.1
Cost of related party revenue	0.2	0.3	0.5	0.3
Operations	15.0	14.9	15.3	14.6
Technology and development	23.4	12.0	21.1	12.3
Marketing	18.7	19.2	20.3	18.4
General and administrative	14.8	11.0	15.5	11.4
Total operating expenses	115.1	97.2	117.0	96.4

(Loss) income from operations	(15.1)	2.8	(17.0)	3.6
Other income, net	3.7	3.0	3.6	3.1
(Loss) income before income taxes	(11.4)	5.8	(13.4)	6.7
Income tax expense	(0.0)	(0.4)	(0.0)	(0.5)
Net (loss) income	(11.4)%	5.4%	(13.4)%	6.2%

Three month period ended June 30, 2006 compared to three month period ended June 30, 2005

	Three months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Content and service revenue:
	$18,735	$14,949	$3,786	25.3%

Content and services revenue consists of AudibleListener membership revenue, revenue from single (a la carte) title sales, revenue from subscriptions, revenue from sales at the Apple iTunes Music Store and library revenue. We deduct the cost of point of sale rebates from content and services revenue.

Content and services revenue grew during the three month period ended June 30, 2006 versus the three month period ended June 30, 2005 due to growth in AudibleListener memberships and sales at the Apple iTunes Music Store. AudibleListener membership growth was driven mainly through online marketing channels and our marketing partnerships with retailers and device manufacturers. Our AudibleListener membership count grew from approximately 205,000 at June 30, 2005, to approximately 309,000 at June 30, 2006. We recognized in revenue approximately $4,114 and $1,917 from sales of Audible content at the Apple iTunes Music Store during the three month periods ended June 30, 2006 and 2005, respectively. Our customer count and AudibleListener membership count excludes customers that purchase Audible content directly from the Apple iTunes Music Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing will continue to drive AudibleListener membership growth and growth in sales at the Apple iTunes Music Store. As we continue to acquire new AudibleListener members who may choose to roll over their audio credits, our ability to recognize revenue will be dependent upon audio credit usage patterns of individual members. This will result in an increase in deferred revenue and may result in a decrease or slower growth in our revenue as compared to prior periods.
	Three months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Hardware revenue:
	$85	$86	$(1)	(1.2)%

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

	Three months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Related party revenue:
	$257	$259	$(2)	(0.8)%

Related party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004.

Related party revenue during the three months ended June 30, 2006 and 2005, included $125 in fees earned from our agreement with France Loisirs, representing the straight-line recognition of $1,000 in fees we are entitled to receive pursuant to the arrangement, which is being recognized over the initial 24-month term of the agreement through September 14, 2006, as well as $42 and $13, respectively, in billings to France Loisirs for certain consulting services and reimbursement of related incremental costs. Related party revenue during the three month periods ended June 30, 2006 and 2005, also included $90 in fees earned under our agreement with Audible Germany, as well as none and $31, respectively, in billings to Audible Germany for certain consulting services and reimbursement of related incremental costs incurred by us in connection with our license and services agreement.

	Three months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Other revenue:
	$64	$4	$60	1500.0%

Other revenue for the three month period ended June 30, 2006 included $64 of revenue earned under a product development agreement with a publishing partner, which commenced in May 2005. Amounts payable to us under this agreement are being recognized on a straight-line basis over the 58 month term of the agreement. Other revenue for the three month period ended June 30, 2005 included commissions earned by us for referring customers to a retail partner to purchase a digital audio device. We recognize the commissions in the period in which the purchase is completed and the amounts of commission are known and determinable.

	Three moths ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Cost of content and service revenue:
Royalties and other content charges	$7,720	$5,414	$2,306	42.6%
Discount certificate rebates	$305	$363	$(58)	(16.0)%

Cost of content and services revenue consists primarily of royalties incurred, discount certificate rebates and the amortization of publisher royalty advances. Discount certificate rebates, introduced in 2004, are electronic discount certificates or gift cards given to certain AudibleListeners who commit to joining an AudibleListener plan for twelve months.

Royalties and other content charges as a percentage of total content and services revenue increased from the three month period ended June 30, 2005 to June 30, 2006 from 36.2% to 41.2%. This increase was primarily due to the increasing percentage of revenue from sales at the Apple iTunes Music store, which yields a higher royalty cost as a percentage of revenue, as well as the impact of higher royalty rates from publishers. AudibleListener customers use these when purchasing an AudibleReady digital audio player from a third-party retailer. The decrease in discount certificate rebates is primarily attributable to a decrease in activity of our retail rebate program.

	Three months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Cost of hardware revenue:
	$206	$301	$(95)	(31.6)%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

The cost of hardware revenue decreased in the 2006 period primarily due to a reduction in the number of digital audio players given away to customers.

	Three months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Cost of related party revenue:
	$42	$44	$(2)	(4.5)%

Cost of related party revenue consists of costs we have incurred in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004.

Cost of related party revenue for the three month periods ended June 30, 2006 and 2005, included $42 and $13 respectively, for France Loisirs, and none and $31 respectively, for Audible Germany. These costs primarily consisted of payroll costs related to services for our operations in France and Germany, performed by certain employees of our technology, development, and audio departments.

	Three months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Operations expense:
	$2,861	$2,275	$586	25.8%

Operations expense consists of payroll and related expenses for content acquisition, education, editorial, audio recording and conversion, programming, customer service and credit card fees. Related expenses include outside consultants and professional fees.

Operations expense increased in the three month period ended June 30, 2006 versus the three month period ended June 30, 2005 primarily due to $460 in higher personnel expenses, $40 in higher credit card fees, and $22 in higher outside service expenses. These increases were primarily related to the increased scale of our business and improving the quality of customer service.

	Three months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Technology and development:
	$4,484	$1,843	$2,641	143.3%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expense from the three month period ended June 30, 2005 to the three month period ended June 30, 2006 was primarily due to $938 in higher depreciation and amortization expense, $800 in higher outside services expenses, $430 in higher personnel expenses, $282 in higher maintenance and repair costs, as well as an increase in supplies purchased, and $171 in higher Web site hosting fees. Many of these higher costs were related to the development of our new AudibleListener plans, enhancing the capacity and performance of our Web site, and upgrades to our internal systems and infrastructure.

	Three months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Marketing:
	$3,573	$2,935	$638	21.7%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners, and shipping and handling costs associated with selling digital devices.

Marketing expenses were higher in the three month period ended June 30, 2006 versus the three month period ended June 30, 2005 primarily due to $464 in higher advertising and promotional expenses and $414 in higher personnel expenses. This was offset by a decrease of $119 in lower revenue sharing and bounty payments and $128 in lower public relations expenses. Most of these higher expenses were directed towards strengthening our marketing and business development teams and obtaining new AudibleListeners. As we continue to build the AudibleListener membership base, we expect our marketing expenses to continue to grow.

	Three months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
General and administrative:
	$2,843	$1,689	$1,154	68.3%

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The increase in general and administrative expense in the three month period ended June 30, 2006 versus the three month period ended June 30, 2005 was primarily due to $779 in increased personnel expenses, $180 in equity method losses related to Audible Germany, and $58 in increased legal and other professional fees.

	Three months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Other Income:
Other income, net	$714	$456	$258	56.6%

Other Income, net consists of interest income and interest expense. The increase in other income, net was mainly due to interest earned on the investment of funds in short-term investments, which consisted of governmental agency notes and mortgage-backed securities. We began to make these investments in November 2004.

Six month period ended June 30, 2006 compared to six month period ended June 30, 2005

	Six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Content and service revenue:
	$37,882	$27,450	$10,432	38.0%

Content and services revenue consists of AudibleListener membership revenue, revenue from single (a la carte) title sales, revenue from subscriptions, revenue from sales at the Apple iTunes Music Store and library revenue. We deduct the cost of point of sale rebates from content and services revenue.

Content and services revenue grew due to growth in AudibleListener memberships and sales at the Apple iTunes Music Store. AudibleListener membership growth was driven mainly through online marketing channels and our marketing partnerships with retailers and device manufacturers. Our AudibleListener membership count grew from approximately 205,000 at June 30, 2005, to approximately 309,000 at June 30, 2006. We recognized in revenue approximately $8,535 and $3,722 from sales of Audible content at the Apple iTunes Music Store during the six month periods ended June 30, 2006 and 2005, respectively. Our customer count and AudibleListener membership count excludes customers that purchase Audible content directly from the Apple iTunes Music Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing will continue to drive AudibleListener membership growth and growth in sales at the Apple iTunes Music Store. As we continue to acquire new AudibleListener members who may choose to roll over their audio credits, our ability to recognize revenue will be dependent upon audio credit usage patterns of individual members. This will result in an increase in deferred revenue and may result in a decrease or slower growth in our revenue as compared to prior periods.

	Six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Hardware revenue:
	$210	$190	$20	10.5%

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

	Six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Related party revenue:
	$630	$533	$97	18.2%

Related party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004.

Related party revenue during the six month periods ended June 30, 2006 and 2005, included $250 in fees earned from our agreement with France Loisirs, representing the straight-line recognition of $1,000 in fees we will receive pursuant to the arrangement, which is being recognized over the initial 24-month term of the agreement through September 14, 2006, as well as $92 and $23, respectively, in billings to France Loisirs for certain consulting services and reimbursement of related incremental costs. Related party revenue during the six month periods ended June 30, 2006 and 2005, also included $180 and $210, respectively, in fees earned from our agreement with Audible Germany, as well as $108 and $50, respectively, in billings to Audible Germany for certain consulting services and reimbursement of related incremental costs incurred by us in connection with our license and services agreement.

	Six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Other revenue:
	$134	$29	$105	362.1%

Other revenue for the six month period ended June 30, 2006 primarily included $129 of revenue earned under a product development agreement with a publishing partner, which commenced in May 2005. Amounts payable to us under this agreement are being recognized on a straight-line basis over the 58 month term of the agreement. The remaining balance of other revenue for the six months ended June 30, 2006 and other revenue for the six month period ended June 30, 2005 included commissions earned by us for referring customers to a retail partner to purchase a digital audio device. We recognize the commissions in the period when the purchase is completed and the amounts are known and determinable.

	Six moths ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Cost of content and service revenue:
Royalties and other content charges	$15,703	$9,567	$6,136	64.1%
Discount certificate rebates	$603	$964	$(361)	(37.4)%

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

Royalties and other content charges as a percentage of total content and services revenue increased from the six month period ended June 30, 2005 to June 30, 2006 from 34.9% to 41.5%. This increase was primarily due to the increasing percentage of revenue from sales at the Apple iTunes Music store, which yields a higher royalty cost as a percentage of revenue, as well as the impact of higher royalty rates from publishers.

	Six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Cost of hardware revenue:
	$881	$596	$285	47.8%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

In the third quarter of 2005, we changed the model of the digital audio player to an iPod, which we give away to certain AudibleListener members. The iPod was more expensive than the device we previously provided. As a result, although there was a reduction in the number of digital audio players given away to customers in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, cost of hardware revenue increased.

	Six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Cost of related party revenue:
	$200	$73	$127	174.0%

Cost of related party revenue consists of costs we have incurred in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004.

Cost of related party revenue for the six month periods ended June 30, 2006 and 2005, included $92 and $23 respectively, for France Loisirs, and $108 and $50 respectively, for Audible Germany. These costs primarily consisted of payroll costs related to services for France and Germany operations, performed by certain employees of our technology, development, and audio departments.

	Six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Operations expense:
	$5,963	$4,122	$1,841	44.7%

Operations expense consists of payroll and related expenses for content acquisition, education, editorial, audio recording and conversion, programming, customer service and credit card fees. Related expenses include outside consultants and professional fees.

Operations expense increased in the six month period ended June 30, 2006 versus the six month period ended June 30, 2005 primarily due to $1,216 in higher personnel expenses, $218 in higher credit card fees, and $202 in higher outside service expenses. These increases were primarily related to the increased scale of our business and improving the quality of customer service.

	Six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Technology and development:
	$8,178	$3,468	$4,710	135.8%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expense from the six month period ended June 30, 2005 to the six month period ended June 30, 2006 was primarily due to $1,827 in higher depreciation and amortization expense, $983 in higher personnel expenses, $932 in higher outside services expenses, $640 in higher maintenance and repair costs, as well as an increase in supplies purchased, and $275 in higher Web site hosting fees. Many of these higher costs were related to the development of our new AudibleListener plans, enhancing the capacity and performance of our Web site, and upgrades to our internal systems and infrastructure.

	Six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Marketing:
	$7,874	$5,195	$2,679	51.6%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners, and shipping and handling costs associated with selling digital devices.

Marketing expenses were higher in the six month period ended June 30, 2006 versus the six month period ended June 30, 2005 primarily due to $1,702 in higher advertising and promotional expenses and $1,058 in higher personnel expenses. This was partially offset by a decrease in public relations expense of $134. Most of these higher expenses were directed towards strengthening our marketing and business development teams and obtaining new AudibleListeners. As we continue to build the AudibleListener membership base, we expect our marketing expenses to continue to grow.

	Six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
General and administrative:
	$6,044	$3,225	$2,819	87.4%

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The increase in general and administrative expense in the six month period ended June 30, 2006 versus the six month period ended June 30, 2005 was primarily due to $1,664 in increased personnel expenses, $509 in increased legal and other professional fees, $180 in equity method losses related to Audible Germany, $172 in increased depreciation expense, $108 in increased insurance fees, and $109 in higher job search and placement fees.

	Six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Other Income:
Other income, net	$1,374	$869	$505	58.1%

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

As of June 30, 2006, we were not a party to any derivative financial instruments or other financial instruments or hedging investments that expose us to material market risk. We currently do not plan to enter into any derivative instruments or engage in any hedging activities.

We have incurred significant losses since inception and as of June 30, 2006, we had an accumulated deficit of $135,936.

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

Liquidity and Capital Resources

From inception through the date prior to our initial public offering, we financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from the sales of redeemable convertible stock and warrants prior to our initial public offering were $28,719. In July 1999, we completed our initial public offering and received net proceeds of $36,856. From the time of our IPO we have raised $15,860 in net proceeds through the private sale of shares of our convertible preferred stock (all of which were subsequently converted into common stock), $4,186 in net proceeds through the private sales of our common stock, $3,383 in net proceeds through the exercise of common stock options, and $2,338 in net proceeds through the exercise of common stock warrants. In November 2004, we completed a public offering of our common stock resulting in net proceeds to us of approximately $46,457.

As of June 30, 2006, our cash and cash equivalents balance was $10,707. In addition, as of June 30, 2006 we had $49,834 in short-term investments which we intend to hold until maturity. Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance and short-term investment balance as of June 30, 2006 will enable us to meet our anticipated cash requirements for operations and capital expenditures for the foreseeable future. Beyond that, we may need additional cash to fund our business and finance our continued growth. We cannot assure you that such additional financing, if needed, will be available on terms favorable to us or our stockholders, if at all.

Cash Requirements

At June 30, 2006 our principal source of liquidity was $10,707 in cash and cash equivalents and $49,834 in short-term investments.

The following table shows future cash payments due under our commitments and obligations as of June 30, 2006:

Year	Operating Leases	Royalty Obligations (1)	Service Agreements	Committed Purchases	Total
2006	$438	$511	$1,284	$496	$2,729
2007	742	265	1,286	--	2,293
2008	607	1	868	--	1,476
2009	--	--	15	--	15
2010	--	--	--	--	--
2011 and thereafter	--	--	--	--	--
Total	$1,787	$777	$3,453	$496	$6,513

(1) Of the $777 in total royalty obligations, $275 is recorded in accrued expenses and $172 is recorded as royalty obligations, non-current, in the accompanying condensed consolidated Balance Sheet as of June 30, 2006. The remaining obligation of $330 relates to content that has not yet been delivered as of June 30, 2006.

Sources and Uses of Cash

Net cash used in operating activities for the six months ended June 30, 2006 was $1,651. This was primarily attributable to our net loss, an increase in prepaid expenses and other current assets, inventory, other non-current assets and a decrease in accounts payable and accrued expenses, partially offset by an increase in accrued compensation, deferred revenue, depreciation and amortization and share-based compensation expense. The increase in deferred revenue was due to the increase in the number of memberships in our AudibleListener plans, where revenue is recognized based on the content delivery using the lesser of straight line or proportional performance revenues. Net cash provided by operating activities for the six months ended June 30, 2005 was $5,179. This was primarily attributable to our net income, and increases in accounts payable, accrued expenses, accrued compensation, accrued royalties, and deferred revenue, offset in part by an increase in accounts receivable, royalty advances, prepaid expenses and other current assets and accretion of discounts on short-term investments.

Net cash provided by investing activities for the six months ended June 30, 2006 was $2,004, attributable to net proceeds from short-term investing activity of $6,231, partially offset by purchases of property and equipment of $3,973. Net cash used in investing activities for the six months ended June 30, 2005 was $8,366. This was attributable to purchases of property and equipment of $1,717 and net short-term investing activity of ($6,649).

Net cash used in financing activities for the six months ended June 30, 2006, was $1,183, resulting primarily from purchases of treasury stock, offset by proceeds from exercise of common stock options and common stock warrants. Net cash provided by financing activities for the six months ended June 30, 2005 was $764, resulting primarily from proceeds from the exercise of common stock options and common stock warrants, partially offset by principal payments made on capital lease obligations.

New Accounting Standards

SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” using the Modified Prospective Approach. See Note 2 for further detail regarding the adoption of this standard.

SFAS No. 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial statements.

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140”. SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial statements.

FIN No. 48

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect that the adoption of FIN No. 48 will have a material impact on our consolidated financial statements.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

We are exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiary are translated into U.S. dollars in consolidation. We do not use derivative instruments or hedging to manage our exposures and do not hold any market risk sensitive instruments for trading purposes.

ITEM 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

As previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005, we identified the following material weaknesses in our internal control over financial reporting: (i) insufficient accounting personnel; (ii) inadequate information and communication; (iii) inadequate risk assessment; (iv) ineffective contract management; (v) ineffective control and retail promotions.

The material weaknesses identified by us could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, we have determined these control deficiencies each constituted a material weakness as of December 31, 2005. Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have communicated its conclusions to the Audit Committee of our Board of Directors.

Changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, include the items described below.

We have taken various corrective actions to remediate the material weaknesses noted above. By their nature, such actions require a period of time to become fully effective. The remedial actions associated with these material weaknesses include the following:

Inadequate information and communication, specifically as they related to the gift center and customer concessions.
•
We have temporarily discontinued accepting new sales in the gift center until adequate financial controls for processing new gift transactions are formally implemented into supporting business processes and information systems.

•	We have hired an experienced Director of Customer Care to oversee customer service and assume operational accountability for defining and implementing financial controls.
•	New procedures were developed, communicated, and implemented regarding policies and procedures relative to customer concessions.
•	A review and analysis of customer concession activity is being performed.
•	We have formalized financial close procedures to include adequate scheduling allowing for review of reports, calculations, analysis, and reconciliations.

Ineffective contract management
•
We have begun to build a database which will maintain and track all contracts, with the relative information, including key provisions (operational and financial) and unusual specifications. Once this database is completed, management will ensure that the financial terms and conditions of contracts match the business rules in our other financial information systems (i.e. royalty system). We expect the database to be completed by the beginning of fourth quarter 2006.

Ineffective control and retail promotions
•	A new process has been implemented for recording and reporting activity related to the retail promotion programs.
•	We now perform timely retail program roll forward procedures including obtaining third party verifications on period-end balances.

We have made the remediation of the material weaknesses that have been identified a significant priority for us and will continue to take steps to address them by the end of 2006. We believe that the remediation efforts, taken as a whole, mitigated the risk of error with respect to our preparation of this quarterly report on Form 10-Q for the period ended June 30, 2006, and that these measures have been effective to ensure that information required to be disclosed in this quarterly report has been recorded, processed, summarized and reported correctly. We believe that its controls and procedures will continue to improve as a result of the further implementation of these measures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2006.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the fact that the material weaknesses described in the December 31, 2005 Form 10-K had not been remediated as of June 30, 2006.

PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings

Various legal actions, claims, assessments and other contingencies arising in the normal course of business, in addition to the matters described below, are pending against us. All of these matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. We have recorded accruals for losses related to those matters which we consider to be probable and that can be reasonably estimated. Although the ultimate amount of liability at June 30, 2006 that may result from those matters for which accruals have been recorded may differ, we believe that any amounts exceeding the recorded accruals would not be material to the consolidated financial position or results of operations.

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

On April 20, 2006, we provided the plaintiffs’ counsel in the consolidated securities class actions with a memorandum in support of a motion to dismiss the consolidated amended class action complaint. On June 26, 2006, the plaintiffs’ counsel provided us with a memorandum in opposition to the motion. On or about August 11, 2006, we will provide the plaintiffs’ counsel with a reply brief in further support of the motion to dismiss. At the suggestion of the Court, we have agreed with the plaintiffs’ counsel not to file the motion to dismiss and the supporting papers until the briefing has been completed.

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

In May 2005, Digeo, Inc. commenced an action against us for patent infringement in Federal District Court in the State of Washington. We have filed an answer asserting the patent is invalid and unenforceable and that its services do not fall within the scope of the claims of the Digeo patent. In June 2006, we filed a motion to dismiss, asserting, among other things, that Digeo does not have standing to sue. We believe the case is without merit and will not have a material adverse impact on our financial position or results of operations.

ITEM 1A. Risk Factors

For a more detailed explanation of the factors affecting our businesses, please refer to the Risk Factors section in Item 1A of our 2005 Form 10-K. There have been no material changes to our risk factors as of June 30, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 16, 2006 (the “Annual Meeting”). The following matters were voted upon at the Annual Meeting:

(i) The election of two directors to serve until the 2009 annual meeting of stockholders and until their successors are elected and duly qualified, by 98.8% of the common stock present and voting at the meeting for Messrs Ginsberg and Mohn as follows:

Nominee	For	Against or Withheld	Serve Until
Gary L. Ginsberg	20,961,206	257,406	2009
Johannes Mohn	20,959,954	258,658	2009

(ii) The appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2006 was ratified by 99.4% of the shares of common stock present and voting at the meeting (votes for: 21,086,881; votes against: 118,514; abstentions: 13,216).

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

AUDIBLE, INC.
By:	/s/ Andrew P. Kaplan
Name:	Andrew P. Kaplan
Title:	Executive Vice president and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	August 4, 2006