Form 10-Q
period 2006-09-30
AUDIBLE INC
filed 2006-11-09
CIK 1077926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
Yes ☐     No☒

As of November 6, 2006, 24,190,598 shares of the registrant's common stock were outstanding.

AUDIBLE, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,556	$11,549
Short-term investments	47,373	55,616
Interest receivable on short-term investments	505	428
Accounts receivable, net of provision for refunds and chargebacks of $31 at September 30, 2006 and December 31, 2005	2,836	2,337
Accounts receivable, related parties	527	594
Royalty advances	519	471
Prepaid expenses and other current assets	1,998	899
Inventory	156	498
Total current assets	67,470	72,392

Property and equipment, net	8,798	8,159
Other assets	804	114
Total assets	$77,072	$80,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,356	$4,750
Accrued expenses	4,278	4,802
Accrued royalties	5,889	5,104
Accrued compensation	1,069	868
Deferred revenue	10,957	6,459
Total current liabilities	24,549	21,983

Deferred revenue, noncurrent	480	99
Royalty obligations, noncurrent	124	188

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01. Authorized 40,000,000 shares at September 30, 2006 and December 31, 2005; 24,188,596 and 24,326,503 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	242	243
Additional paid-in capital	190,161	192,547
Deferred compensation	--	(3,696)
Accumulated other comprehensive (loss) income	(23)	15
Accumulated deficit	(138,461)	(130,714)
Total stockholders' equity	51,919	58,395
Total liabilities and stockholders' equity	$77,072	$80,665

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three month periods ended September 30,		Nine month periods ended September 30,
	2006	2005	2006	2005
Revenue, net:
Content and services revenue:
Consumer content	$19,565	$16,472	$57,681	$44,469
Point of sale rebates	--	(208)	(293)	(795)
Services	26	42	85	82
Total content and services revenue	19,591	16,306	57,473	43,756
Hardware revenue	73	142	283	332
Related party revenue	222	263	852	796
Other revenue	140	60	274	89
Total revenue, net	20,026	16,771	58,882	44,973

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	8,240	6,018	23,943	15,585
Discount certificate rebates	307	298	910	1,262
Total cost of content and services revenue	8,547	6,316	24,853	16,847
Cost of hardware revenue	826	846	1,707	1,442
Cost of related party revenue	27	48	227	121
Operations	2,996	2,461	8,959	6,584
Technology and development	4,758	2,343	12,936	5,812
Marketing	3,340	3,173	11,214	8,368
General and administrative	2,743	2,376	8,607	5,601
Total operating expenses	23,237	17,563	68,503	44,775

(Loss) income from operations	(3,211)	(792)	(9,621)	198

Loss on equity investment	(90)	--	(270)	--

Other income (expense):
Interest income	779	554	2,153	1,424
Interest expense	--	--	--	(1)
Other income, net	779	554	2,153	1,423

(Loss) income before income taxes	(2,522)	(238)	(7,738)	1,621

Income tax (expense) benefit	(3)	51	(9)	(97)

Net (loss) income	$(2,525)	$(187)	$(7,747)	$1,524

Basic net (loss) income per common share	$(0.10)	$(0.01)	$(0.32)	$0.06

Basic weighted average common shares outstanding	24,348,938	24,291,008	24,443,620	24,157,233

Diluted net (loss) income per common share	$(0.10)	$(0.01)	$(0.32)	$0.06

Diluted weighted average common shares outstanding	24,348,938	24,291,008	24,443,620	25,458,621

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine month periods ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(7,747)	$1,524
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,710	677
Impairment of long lived asset	144	--
Share-based compensation expense	4,162	535
Accretion of discounts on short-term investments	(724)	(932)
Income tax benefit from exercise of stock options	--	97
Changes in assets and liabilities:
Interest receivable on short-term investments	(77)	(166)
Accounts receivable, net	(496)	(637)
Accounts receivable, related parties	67	(89)
Royalty advances	(48)	(401)
Prepaid expenses and other current assets	(1,098)	(68)
Inventory	345	295
Other assets	(688)	(114)
Accounts payable	(2,402)	886
Accrued expenses	(595)	2,815
Accrued royalties	773	3,424
Accrued compensation	194	513
Deferred revenue	4,872	798
Net cash provided by operating activities	392	9,157

Cash flows from investing activities:
Purchases of property and equipment	(4,049)	(2,107)
Capitalized internally developed software costs	(445)	(768)
Purchases of short-term investments	(60,098)	(61,718)
Proceeds from maturity of short-term investments	69,065	54,900
Net cash provided by (used in) investing activities	4,473	(9,693)

Cash flows from financing activities:
Proceeds from exercise of common stock options	385	623
Proceeds from exercise of common stock warrants	750	295
Purchase of treasury stock at cost	(3,988)	--
Principal payments made on obligations under capital leases	--	(121)
Net cash (used in) provided by financing activities	(2,853)	797

Effect of exchange rate changes on cash and cash equivalents	(5)	14

Increase in cash and cash equivalents	2,007	275
Cash and cash equivalents at beginning of period	11,549	13,296
Cash and cash equivalents at end of period	$13,556	$13,571

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

For the three and nine month periods ended September 30, 2006, the Company reported a net loss of $2,525 and $7,747, respectively, and has an accumulated deficit of $138,461 as of September 30, 2006. The Company's cash and cash equivalents balance as of September 30, 2006 is $13,556. In addition, the Company has short-term investments of $47,373.

The Company may, in the future, need to raise additional funds to finance its operations. No assurance can be given that such additional financing, if needed, will be available on terms favorable to the Company or to its stockholders, if at all.

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

The accompanying condensed consolidated financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with U.S. generally accepted accounting principles. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, from the Company's Annual Report on Form 10-K.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and notes due from governmental agencies. Cash consists of funds held in the Company's checking account.

Restricted Cash

During the third quarter of 2005, the Company deposited a $25 retainer in an interest-bearing account. In the third quarter of 2006, this deposit was refunded to the Company. This deposit is included in Other Assets on the accompanying December 31, 2005 condensed consolidated Balance Sheet.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Short-Term Investments

Investments purchased with a maturity of more than three months, and less than twelve months, are classified as short-term investments. The Company's short-term investments, as of September 30, 2006 and December 31, 2005, of $47,373 and $55,616, respectively, consisted of governmental agency notes and mortgage-backed securities that are to be held to maturity because the Company has the positive intent and ability to hold these securities to maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Dividend and interest income are recognized when earned. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. A decline in the market value of a held-to-maturity security below the amortized cost basis that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intends to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in the value subsequent to period end, and forecasted performance of the investee.

The amortized cost, gross unrealized holding losses and the fair value of held-to-maturity debt securities at September 30, 2006 was $47,373, $37 and $47,410, respectively.

All of the debt securities classified as held-to-maturity mature before September 30, 2007.

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

The amount of the provision that was recorded as a reduction of accounts receivable as of September 30, 2006 and December 31, 2005 was $31. The amount of the provision reflected in the accrued liability was $59 and $287 at September 30, 2006 and December 31, 2005, respectively.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method. Inventory consists of digital audio players manufactured by third parties.

Audio Production Costs

The Company capitalizes audio production costs incurred in connection with the creation of the master copy of an audio title, which includes talent, editorial and other costs. These costs are included in Other Assets on the condensed consolidated Balance Sheets presented. These costs are stated at the lower of cost, less accumulated amortization, or fair value. These production costs are amortized beginning in the month the title is released, on a straight-line basis over a two year period, which is the estimated life of the title, and are recognized as cost of content revenue in the condensed consolidated Statement of Operations. The remaining unamortized balance is periodically reviewed, and adjusted if necessary, to reflect the net realizable value.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Property and Equipment

Property and equipment, which includes computer server and Web site equipment, office furniture and equipment, leasehold improvements, internally developed software, studio equipment, and software licenses, are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which is three years for computer server, Web site equipment, and software licenses, and two years for internally developed software, and studio equipment. Property and equipment held under capital leases are amortized on a straight-line basis over the estimated useful life of the asset. In June 2006, the Company reassessed the estimated useful lives of office furniture and equipment and leasehold improvements. Prior to June 2006, office furniture and equipment was depreciated using the straight line method over a two year period and leasehold improvements were amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever was shorter. In June 2006, the Company changed the estimated useful life of these assets to seven months. The change in estimate resulted in a higher depreciation expense of $90 for the nine month period ended September 30, 2006. The amortization is included within depreciation expense in the condensed consolidated Statements of Cash Flows.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the related asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value, generally based on discounted cash flow. In the third quarter of 2006, the Company recorded a $144 impairment charge, included in technology and development on the accompanying condensed consolidated Statement of Operations, related to expenditures previously capitalized for the development of a computer software project.

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

Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, accounts receivable from related parties, accounts payable and accrued expenses. At September 30, 2006 and December 31, 2005, the fair values of these financial instruments approximated their carrying values due to the short-term nature of these instruments.

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

Since the inception of Audible UK operations, Audible Inc. has made periodic cash fundings to Audible UK to assist with the cash flow needs of the subsidiary. Audible Inc. expects these periodic fundings to continue into the foreseeable future. In addition to cash fundings, Audible, Inc. has paid certain expenses on behalf of the subsidiary, such as a security deposit on office space and payroll of U.S. employees working on the UK business. All of these fundings were made with the intention of treating them as a long-term investment. In accordance with the provisions of SFAS No. 52, the foreign currency gain/loss at each reporting period resulting from the inter-company account is recorded to accumulated other comprehensive (loss) income.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Revenue Recognition

Content and Services

Consumer content revenue consists primarily of content sales made from the Company's Web sites and content sold through its agreement with the Apple iTunes Store. At the Company's Web site, customers purchase content either through an AudibleListener membership plan or on an a la carte basis. When purchased on an a la carte basis, the Company recognizes revenue from the sale of individual content titles in the period when the content is purchased and delivered. The Company generally recognizes revenue from the sale of a la carte content subscriptions pro rata over the term of the subscription period.

In July 2006, the Company entered into a global master agreement with Apple Computer, Inc. that replaced the principal agreements the Company entered into with Apple during 2002 and 2003. The Company continues to recognize revenue from audio book sales made at the Apple iTunes Store in the period when the content is purchased and delivered. However, in accordance with the terms of the new agreement, the amount of revenue the Company recognizes on each audio book sale is now formula-driven, derived from the Apple iTunes selling price and the content cost of each audio book. For the last month of the quarter ended September 30, 2006, the Company estimated revenue for sales at the Apple iTunes Store, based on actual number of titles sold, as provided by Apple Computer, Inc., and the prior month or current unit sales price at the Apple iTunes Store.

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

In December 2005, the Company introduced new AudibleListener membership plans, designed to provide customers more flexibility in using their audio credits. Depending upon the AudibleListener membership plan, customers receive and can “bank” or delay using a maximum number of audio credits, depending on the membership plan. The banking feature results in audio credits being used (delivered) over different periods for different customers. This may result in slower revenue growth or less revenue than the Company experienced in prior periods because the customer has a longer period of time to use their audio credits. In addition, some of the new AudibleListener plans include new membership benefits, ranging from a complimentary daily newspaper to everyday discounts of 30% on a la carte purchases. The daily newspaper and 30% discount benefits are “serial” elements that are delivered continuously over the membership period, whereas the content selections underlying the audio credits are discrete elements that are delivered at different times based on individual customer behavior. As a result of the characteristics of the new AudibleListener memberships, they are considered revenue arrangements with multiple deliverables; however under EITF 00-21, Revenue Arrangements with Multiple Deliverables, because the deliverables are not eligible for separation, they are accounted for as a single unit of accounting. As a result, revenue is recognized for these new AudibleListener membership plans using the lesser of straight-line or proportional performance (based on content delivery) over the maximum membership period.

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

Services Revenue

Corporate services revenue primarily consists of library sales. Where applicable, the Company recognizes corporate service revenue as services are performed after persuasive evidence of an agreement exists, the price is fixed, and collectibility is reasonably assured. Collectibility is based on past transaction history and credit-worthiness of the customer.

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Related Party Revenue

Related party revenue consists of revenue earned under agreements with Audible Germany (see Note 7) and France Loisirs (see Note 8). Revenue under the Audible Germany agreement includes $30 earned per month over the initial 30-month term of the agreement, which began on August 30, 2004. The Company recognizes $30 per month only after Audible Germany has agreed that the services delivered for the prior 60-day period were satisfactory and collection of the amount is reasonably assured. Revenue under the France Loisirs agreement includes a $1,000 technology licensing fee that is being recognized on a straight-line basis over the initial 24-month term of the agreement, which began on September 15, 2004. Of the $1,000, France Loisirs has paid the full amount as of September 30, 2006. Revenue earned under each of these agreements also includes consulting services performed by certain of the Company's employees and reimbursement of certain incremental costs incurred by the Company that are billed to Audible Germany and France Loisirs in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursement Received for ‘Out-of-Pocket’ Expenses Incurred.

Other Revenue

Other revenue for the three and nine month periods ended September 30, 2006 and 2005 primarily included revenue from fees earned under a product development and distribution agreement, which are being amortized into revenue on a straight-line basis as the fees are billed over a 58 month period, to coincide with the end of the agreement.

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

Shipping and Handling Costs

Shipping and handling costs, which consist of costs and fees associated with warehousing, fulfillment, and shipment of digital audio devices to customers, are recorded as a component of marketing expense in the condensed consolidated Statements of Operations. These costs totaled $44 and $94, for the three month periods ended September 30, 2006 and 2005, respectively, and $163 and $255 for the nine month periods ended September 30, 2006 and 2005, respectively.

Cost of Content and Services Revenue

Cost of content and services revenue includes royalties incurred on sales of content as specified by the terms of the content agreements, periodic net realizable value adjustments to royalty advances, discount certificate rebates, amortization of audio production costs incurred in connection with creation of certain audio products, and other non-recoupable content costs. Royalty expense for sales of content is incurred based on either a percentage of revenue or a fixed price per title as per the royalty agreement. The royalty cost per title may differ depending upon whether the title is sold as part of the AudibleListener membership or sold as an a la carte sale.

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. These costs are included in marketing expense in the accompanying condensed consolidated Statements of Operations and totaled $1,201 and $863 for the three month periods ended September 30, 2006 and 2005, respectively, and $4,304 and $2,265 for the nine month periods ended September 30, 2006 and 2005, respectively.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Legal Fees

The Company expenses legal fees, including those expenses expected to be incurred in connection with loss contingencies, as incurred.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Significant items subject to estimates include the recoverability of the carrying amount of property and equipment (including internally developed software), the provision for refunds and chargebacks, Apple revenue recognition, customer concessions, recoverability of royalty advances, valuation of deferred tax assets, certain accruals and fair value of share-based compensation. Actual results could differ from those estimates.

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

For the three and nine month periods ended September 30, 2006, and the three month period ended September 30, 2006, diluted net loss per share is equal to basic net loss per share, since all potential common stock was anti-dilutive. For the nine month period ended September 30, 2005, diluted net income per share is computed by dividing net income by the diluted weighted average common shares outstanding.

The reconciliation of weighted average basic common shares outstanding to weighted average diluted common shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	24,348,938	24,291,008	24,443,620	24,157,233
Effect of dilutive potential common shares:
Stock options	--	--	--	1,125,786
Warrants	--	--	--	173,008
Restricted stock	--	--	--	2,594
Diluted weighted average common shares outstanding	24,348,938	24,291,008	24,443,620	25,458,621

For the three and nine month periods ended September 30, 2006, and the three month period ended September 30, 2005, all potential common shares have been excluded from the diluted calculation because the Company was in a net loss position, and their inclusion would have been anti-dilutive. For the nine month period ended September 30, 2005, warrants and stock options with exercise prices greater than the average market price of the common stock in the period were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

The following table summarizes the potential common shares excluded from the diluted calculation:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Stock options	2,307,598	2,667,159	2,307,598	1,200,813
Warrants	716,723	883,389	716,723	648,311
Restricted Stock	869,360	240,407	869,360	--

Share-Based Compensation

The Company's 1999 Stock Incentive Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock-based awards to employees. For options granted to new Audible employees as part of their compensation package, the exercise price is determined by the closing price of Audible's common stock on the day immediately preceding each employee's start date. For the majority of additional option grants made to existing employees, the exercise price is determined based on the closing price of the day immediately preceding the grant date. The majority of the options granted vest over a fifty-month period and expire ten years from the date of the grant. All share-based compensation is granted through share-based employee compensation plans maintained by Audible.

The number of authorized common shares available for issuance under the Plan is 5,700,000 shares. As of September 30, 2006 and December 31, 2005, options to purchase 2,307,598 and 2,629,809, respectively, shares of common stock were outstanding. As of September 30, 2006 and December 31, 2005, 869,360 and 258,083, respectively, of non-vested restricted share awards had been granted, net of forfeitures and net of shares vested.

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

Under the modified prospective approach, SFAS 123R applies to all new awards and to previously issued awards that were unvested on January 1, 2006, and awards that are modified, repurchased or cancelled after January 1, 2006. Compensation expense recognized for the first three quarters of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. Total compensation expense for share-based payment arrangements recognized for the three month periods ended September 30, 2006 and 2005 was $1,505 and $363, respectively, and $4,162 and $535 for the nine month periods ended September 30, 2006 and 2005, respectively. At September 30, 2006, Audible had $11,916 of unrecognized compensation expense related to share-based payments which is expected to be recognized over a weighted-average period of 2.32 years. No compensation cost, as defined under SFAS 123R, was capitalized in any asset for the three or nine month periods ended September 30, 2006.

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

The Company receives a tax deduction for certain stock option exercises, generally for the intrinsic value of the award on the exercise date and a tax deduction for increases in the value of restricted stock upon vesting. Prior to the adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options and restricted stock were reported as operating cash flows in the condensed consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax benefits in excess of the compensation costs recognized for these options (excess tax benefits) to be classified as financing cash flows. Further, under SFAS 123R, excess tax benefits are recognized as a credit to additional paid-in capital only in the period in which the deduction reduces income taxes payable. Since the Company currently has significant net operating loss ("NOL") carryforwards that are fully reserved through the valuation allowance, any excess tax benefits related to the exercise of stock options will not be recorded until after the Company utilizes its NOL carryforwards to reduce current income taxes payable. For the nine month periods ended September 30, 2006 and 2005, there was none and $97, respectively, excess tax benefit recognized resulting from share-based compensation. The Company’s net cash proceeds from the exercise of stock options was $385 and $623 for the nine month periods ended September 30, 2006 and 2005, respectively.

All stock incentives (options and restricted stock) issued to employees and non-employee directors are awarded according to the applicable plan terms. The source of shares for exercised stock options and delivery of vested restricted stock are newly issued shares.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss from operations, loss before income taxes, and net loss for the three and nine month periods ended September 30, 2006 is $687 and $2,010 higher, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net loss per common share for the three and nine month periods ended September 30, 2006 was $0.03 and $0.08 higher, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting For the Tax Effects of Share-Based Payment Awards”, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods, however neither alternative would have an impact on the Company’s results of operations or financial condition for the three or nine month periods ended September 30, 2006, due to the fact that the Company currently has net operating loss carryforwards and has not realized any tax benefits under SFAS 123R. Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123R.

The following table illustrates the effect on the Company’s net (loss) income and net (loss) income per common share had the Company accounted for share-based compensation in accordance with SFAS 123 for the three and nine month periods ended September 30, 2005:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Net (loss) income, as reported	$(187)	$1,524
Add: Total share-based employee compensation expense included in reported net income	363	535
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards	(1,090)	(2,363)
Pro forma net loss	$(914)	$(304)

Basic net (loss) income per common share:
As reported	$(0.01)	$0.06
Pro Forma	$(0.04)	$(0.01)
Diluted net (loss) income per common share:
As reported	$(0.01)	$0.06
Pro forma	$(0.04)	$(0.01)

The Company has on occasion issued options to employees to purchase shares of common stock at a price less than the fair value of the stock at the time of issuance. Prior to the adoption of SFAS 123R, the difference between the fair value on grant date and the exercise price of options issued, as well as the value of restricted stock on the grant date, was accounted for under APB 25 and was recorded as deferred compensation, a component of stockholders' equity, and was amortized as compensation expense on a straight-line basis over the vesting term of the option or restricted stock, as applicable. In connection with the adoption of SFAS 123R, the unamortized deferred compensation balance of $3,696 at December 31, 2005 relating to previous grants of options that had intrinsic value at the time of issuance and restricted stock was eliminated against additional paid-in capital on January 1, 2006.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options with the following weighted-average assumptions for the indicated periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Dividend yield	--	--	--	--
Expected volatility	76.6%	111.1%	76.6%	116.2%
Risk-free interest rate	4.50%	4.14%	4.50%	4.14%
Expected life of option (years)	4.63	5.00	4.63	5.00

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and both the implied and historical volatility of the Company’s stock price. The expected life of the option represents the period of time that the option granted is expected to be outstanding. Expected volatility is calculated based on the historical and implied volatility of the Company’s stock price. The risk free interest rate is based on the U.S. Treasury yield curve commensurate with the expected term in effect at the time of grant. For the three months ended September 30, 2006, the Company did not grant any stock option awards, and therefore there was no re-measurement done for the assumptions used.

The following table represents stock option activity for the nine month period ended September 30, 2006:

Stock Options	Number of Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life

Balance, December 31, 2005	2,629,809	$8.13		6.98 Years
Granted	13,100	$10.85
Exercised	(147,530)	$2.62
Forfeited	(140,554)	$10.77
Expired	(47,227)	$14.90
Balance, September 30, 2006	2,307,598	$8.20	$6,805	6.09 Years

Options exercisable at September 30, 2006	1,829,294	$7.99	$5,701	5.66 Years

Vested and expected to vest at September 30, 2006	2,238,507	$8.17	$6,664	6.04 Years

The following table summarizes stock option activity for the nine month periods ended September 30:

Stock Options	2006	2005

Weighted-average grant date fair value of options granted	$6.86	$13.52
Total fair value of options that vested during the period	$1,854	$1,275
Total intrinsic value of options exercised during the period	$1,075	$3,103

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Restricted Stock

During the three month periods ended September 30, 2006 and 2005, the Company granted awards to receive 71,900 and 112,100 restricted stock units, respectively, to employees under the Plan. During the nine month periods ended September 30, 2006 and 2005, the Company granted awards to receive 733,300 and 258,600 units of restricted stock, respectively, to employees under the Plan. The restricted shares either cliff-vest or vest periodically between three months and forty-eight months after the grant date. During the three month periods ended September 30, 2006 and 2005, 74,500 and 18,193 units of restricted stock were forfeited due to employee terminations. During the nine month periods ended September 30, 2006 and 2005, 115,300 and 18,193 units of restricted stock were forfeited due to employee terminations. The fair value of restricted stock on the grant date is determined by the closing price of Audible's stock on the day immediately preceding the grant date. Actual shares under these awards are not issued until vesting is complete. Under the terms of the restricted stock awards, unless different provisions are noted on the restricted stock award, the Company is required to issue to the recipient the number of whole shares of common stock that equals the number of vested whole restricted stock shares following the date on which the restricted stock share becomes vested.

The following table summarizes nonvested restricted stock activity for the nine month period ended September 30, 2006:

		Weighted-Average Grant-Date
Nonvested Restricted Stock	Units	Fair Value

Nonvested at December 31, 2005	258,083	$16.23
Granted	733,300	$10.24
Vested	(6,723)	$13.01
Forfeited	(115,300)	$11.06
Nonvested at September 30, 2006	869,360	$11.89

The following table summarizes restricted stock activity for the nine month periods ended September 30:

Restricted Stock	2006	2005

Weighted-average grant date fair value of shares granted	$10.24	$16.47
Total fair value of shares that vested during the period	$87	$49

Total common stock available for future stock option and restricted stock grants is approximately 1,071,000 shares.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

(3) Property and Equipment

Property and equipment at September 30, 2006 and December 31, 2005 consists of the following:

	September 30, 2006	December 31, 2005
Computer server and Web site equipment	$8,942	$6,599
Software licenses	4,235	745
Internally developed software	2,445	1,357
Office furniture and equipment	1,652	1,558
Leasehold improvements	1,010	975
Studio equipment	667	652
Work in process	512	3,283
Total property and equipment	19,463	15,169
Less: accumulated depreciation and amortization	(10,665)	(7,010)
Total property and equipment, net	$8,798	$8,159

Depreciation and amortization expense on property and equipment totaled $1,325 and $300 during the three month periods ended September 30, 2006 and 2005, respectively, and $3,710 and $677, during the nine month periods ended September 30, 2006 and 2005, respectively.

In the third quarter of 2006, the Company recognized a $144 impairment charge, included in technology and development in the accompanying condensed consolidated Statement of Operations, relating to expenditures previously capitalized for a computer software project. These costs were in included in work in process and internally developed software. Upon review of the financial forecast for this project during the third quarter of 2006, management concluded that an impairment charge should be recognized for the full amount of the project costs in accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset.

The gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

	September 30, 2006	December 31, 2005
Computer server and Web site equipment	$743	$743
Less: accumulated amortization	(623)	(437)
Total computer server and Web site equipment, net	$120	$306

(4) Accrued Expenses

The components of the accrued expenses balance are as follows:

	September 30, 2006	December 31, 2005
Professional fees	$1,089	$1,084
Revenue sharing and bounty payments	673	774
Accrued expense - related parties	475	333
Retail rebates and discounts	468	578
Royalty obligations	302	293
Marketing	241	468
Refunds and chargebacks	59	287
Other accrued expenses	971	985
Total accrued expenses	$4,278	$4,802

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

(5) Stockholders' Equity

The following is a summary of the consolidated Stockholders' Equity activity for the nine month period ended September 30, 2006:

	Common Stock		Treasury Stock
	Shares	Par value	Shares	Cost	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity

Balance at December 31, 2005	24,326,503	$243	--	--	$192,547	$(3,696)	$15	$(130,714)	$58,395
Exercise of common stock warrants	166,666	2			748				750
Exercise of common stock options	147,530	--			385				385
Repurchase of treasury stock	10,197	--	(462,300)	(3,988)					(3,988)
Retirement of treasury stock	(462,300)	(3)	462,300	3,988	(3,985)				--
Share-based compensation expense					4,162				4,162
Elimination of deferred compensation upon FAS 123R adoption					(3,696)	3,696			--
Foreign currency translation adjustment							(38)		(38)
Net loss								(7,747)	(7,747)

Balance at September 30, 2006	24,188,596	$242	--	--	$190,161	--	$(23)	$(138,461)	$51,919

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Common Stock

As of September 30, 2006 and December 31, 2005, the Company had issued 24,188,596 and 24,326,503 respectively, shares of common stock. As of September 30, 2006 and December 31, 2005, the Company had 3,893,681 and 3,774,755, respectively, shares of common stock reserved for common stock warrants, options and restricted stock.

Warrants

The Company issues common stock warrants to third parties in exchange for services. The fair values of warrants issued in exchange for services are determined by the Black-Scholes model, in accordance with EITF Issue No. 96-18 and are recognized as an expense under fixed plan or variable accounting depending on the terms of the agreements over the periods in which services are being performed. The assumptions used in the Black-Scholes pricing model to calculate fair values, including risk-free interest rate and volatility, are determined using available information on the measurement date. Expected dividend yield of zero is used for all calculations. There were no warrants issued in the 2006 or 2005 periods. All warrants previously issued were fully vested as of December 31, 2004. Accordingly, there was no expense related to warrants recognized during the three or nine month periods ended September 30, 2006 and 2005.

Common Stock Repurchase Program and Treasury Stock

In February 2006, the Company's Board of Directors authorized a new common stock repurchase program, pursuant to which the Company may from time to time repurchase (through open market repurchases at prevailing market prices), up to an aggregate of $25,000 of the Company's outstanding common stock. During the nine month period ended September 30, 2006, 462,300 shares were repurchased at an average price of $8.63. The Company subsequently legally retired the treasury stock. At the February 8, 2005 Board of Directors meeting, the Board voted that all 229,741 shares of common stock held as treasury shares by the Company at that time were to be retired, and the Company subsequently legally retired the treasury stock. As of September 30, 2006 and December 31, 2005, the Company held no shares of common stock as treasury stock.

Comprehensive (Loss) Income

The following table sets forth comprehensive (loss) income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net (loss) income	$(2,525)	$(187)	$(7,747)	$1,524
Other comprehensive (loss) income:
Foreign currency translation adjustment	(7)	--	(38)	18
Comprehensive (loss) income	$(2,532)	$(187)	$(7,785)	$1,542

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

Audible Germany has the exclusive rights to operate a German language Audible Web site. Under the original agreement of the Joint Venture, Random House and Holtzbrinck each contributed approximately $17 in exchange for each receiving a 24.5% interest in Audible Germany. The Company was required to contribute $34 in exchange for a 51% interest in Audible Germany. After the initial formation, Random House and Holtzbrinck were to provide additional equity financing of approximately $1,490 each in certain installments, subject to Audible Germany meeting certain milestones. The full amount has been funded by Random House and Holtzbrinck. In the event of liquidation of Audible Germany, this additional financing by Random House and Holtzbrinck accrues interest at 8% per annum and is senior to Audible's capital investment. The Company may, but is not obligated to, contribute additional capital to the entity. Any profits distributed by Audible Germany are to be distributed in accordance with the ownership interests. In July 2006, a new investor, Luebbe, contributed €287 for a 5% interest in Audible Germany. This contribution reduced the Company’s interest to 48% and Random House’s and Holzbrinck’s ownership percentage to 23.5% each.

In October 2006, an amendment was prepared to the original Joint Venture agreement, which stipulates the additional financing commitments of the investors. The agreement has not been signed and executed as of the filing date of this report.  Additional contributions were made by the Company and Holtzbrinck in October 2006. The Company contributed €213, or $270, which represents the amount that was due to the Company from Audible Germany for services performed during the nine month period ended September 30, 2006, and Holtzbrinck contributed €312. In addition, the Company contributed €3 and Holtzbrinck contributed €3 as statutory capital contributions in October 2006. These contributions further changed each investor ownership percentage to 47.8% for the Company, 26.3% for Holtzbrinck, 21.3 % for Random House, and 4.6% for Luebbe. Subsequent to the additional contributions made in October 2006, Random House and Luebbe shall be entitled, but not obligated, to provide additional fundings to Audible Germany in the amounts of €312 and €67, respectively. Random House and Luebbe have a period of four weeks from the effective date of the first amendment to decide if they will make additional contributions. To the extent that Random House and Luebbe do not wish to make additional financial contributions, Holtzbrinck shall be entitled, but not obligated, to make the additional contributions.

At the time the original Joint Venture agreement was executed, the Company had determined that Audible Germany is not a variable interest entity as defined in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46R”) because, as a development stage enterprise, Audible Germany had sufficient equity to permit it to finance the activities in which it was currently engaged in without additional subordinated financial support. In addition, the other criteria within FIN 46R that would characterize Audible Germany as a variable interest entity were not met. Rather, Audible Germany was considered to be a voting interest entity. Upon occurrence of the additional financing in July 2006, the Company performed an analysis to determine whether or not Audible Germany is a variable interest entity, as defined in FIN 46R. Audible Germany is 100% equity funded and no debt exists or is planned. Therefore equity is deemed to be sufficient under the definition of FIN 46R paragraph 5a. In addition, under paragraph 9 of FIN 46R, on a qualitative basis, Audible Germany has demonstrated that it can finance its activities without additional subordinated financial support, even though the equity may be less than 10% of the entity’s total assets. An entity that is able to support its operations with existing equity has demonstrated the sufficiency of its equity. Therefore, the Company has concluded that Audible Germany is a voting interest entity and the Company’s investment will continue to be accounted for under the equity method of accounting.

Prior to the additional contribution made in July 2006, the Company’s ownership percentage was greater than 50%. Under EITF 96-16, Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, the Company had determined that the minority shareholders, together, have significant participatory rights, allowing them to participate in significant decisions of Audible Germany and to block significant decisions proposed by Audible. As a result of the significant participatory rights held by the minority shareholders, the Company did not have unilateral control over Audible Germany. Therefore, Audible did not consolidate the results of Audible Germany but rather accounted for its investment in Audible Germany under the equity method of accounting. Under the equity method of accounting, the Company records 51% of the profits, if any, and 51% of the equity losses but only until such time that the Company records losses equal to the initial investment of the Company plus any profits previously recorded. The initial investment was reduced to zero during 2004. Subsequent to the additional fundings made in July 2006, the Company’s ownership percentage was reduced to 48% and therefore the equity method of accounting for the investment in Audible Germany is appropriate regardless of the significant participatory rights of the other investors.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

In connection with the Joint Venture, on August 30, 2004, the Company entered into a license and services agreement with Audible Germany (the “License”). Under the License, Audible Germany has launched a German language spoken word audio service. The terms provide for the Company to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, Audible Germany is required to pay Audible $30 each month for a period of 30 months, beginning in September 2004. Every 60 days during this agreement, the parties meet to review and accept the services. The monthly payments are subject to refund if Audible Germany does not accept the services, subject to reasonable cure. Under the License, Audible recognizes $30 of revenue per month once Audible Germany has agreed that the services delivered for the prior 60-day period were satisfactory and collection of the amount is reasonably assured. Also under the License, Audible Germany will pay the Company royalties ranging from 0.5% to 3% of revenue up to an annual royalty cap of the U.S. dollar equivalent of €1,500, subject to Audible Germany achieving certain operating margins. No royalties have been received by the Company under the License.

During the three and nine month periods ended September 30, 2006 the Company recognized $90 and $270, respectively, in related party revenue under the license agreement as the related services were delivered and accepted on or before September 30, 2006. During the three and nine month periods ended September 30, 2005, the Company recognized $90 and $300, respectively, under this license agreement. As of September 30, 2006 the $270 in accounts receivable related to revenues recognized for the nine months ended September 30, 2006 were not collected in cash, but rather were contributed as the Company’s equity investment in Audible Germany in October 2006. As of September 30, 2006, the Company recorded its share of the equity loss up to the amount of its investment of $270, on the accompanying consolidated Statements of Operations.

In addition, the Company recognized billings for certain consulting services and related incremental reimbursable costs incurred in connection with the License in accordance with EITF 01-14. These amounts are included in related party revenue on the condensed consolidated Statements of Operations. During the three and nine month periods ended September 30, 2006, none and $108 was recognized, respectively. During the three and nine month periods ended September 30, 2005, $18 and $68 was recognized, respectively. The Company accrues for amounts to be paid to Audible Germany related to net profit earned by Audible, Inc. at the Apple Germany iTunes music store. These amounts are included in accrued expenses in the condensed consolidated Balance Sheets as of September 30, 2006 and December 31, 2005, and marketing expense in the condensed consolidated Statement of Operations as of September 30, 2006 and 2005.

(8) France Loisirs Agreement

On September 15, 2004, the Company, France Loisirs S.A.S. (“France Loisirs”) and Audio Direct S.A.S., a wholly owned subsidiary of France Loisirs (“Audio Direct”), entered into a 24-month Master Alliance Agreement (the “Agreement”). France Loisirs is a wholly owned subsidiary of Bertelsmann AG. Bertelsmann AG and its affiliates own 5.6% of Audible's common stock, inclusive of certain common stock warrants held by the entities. The Agreement expired in September 2006. An addendum, effective September 15, 2006, stipulates that the parties agree to a first renewal period of the original Agreement from September 15, 2006 to December 31, 2006. During this time, terms and conditions of the original Agreement remain in effect and if the parties do not agree to and execute a second renewal of the original Agreement by November 30, 2006, the first renewal will expire on December 31, 2006 and no further renewals will be possible.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

Under the Agreement, in the first quarter of 2005, France Loisirs launched a French language spoken word audio service through Audio Direct. The terms provide for Audible to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, France Loisirs is required to pay Audible $1,000, payable as follows: $250 in September 2004, $250 in October 2004, $250 in January 2005 and $21 for each of the following 12 months. As of September 30, 2006, the Company had received the three installments of $250 each and twelve monthly payments of the $21. Commencing the first fiscal year after the business achieves positive net income, the Company will receive a royalty of 5% of the business's net paid revenue. Net paid revenue refers to net revenues for digital spoken word content after the deduction of taxes but excluding certain hardware revenue. The 5% royalty will apply until the business net paid revenue exceeds €20,000. Once net paid revenue exceeds €20,000, the Company will receive a flat fee of €1,000. If net paid revenue exceeds €33,300, the Company will receive a royalty payment of €1,000, plus 3% of net paid revenue in excess of €33,300. An additional royalty is payable equal to one-half of the distributable pre-tax profits of the business.

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

The Company recognized $104 and $354, respectively, during the three and nine month periods ended September 30, 2006, and $125 and $375, respectively, during the three and nine month periods ended September 30, 2005. As of September 30, 2006 and December 31, 2005, none and $187, respectively, was recorded as deferred revenue related to the Agreement. In addition, the Company recognizes related party revenue for billings for certain consulting services and related incremental reimbursable costs incurred in connection with the Agreement in accordance with EITF 01-14. These amounts are included in related party revenue on the condensed consolidated Statements of Operations. For the three and nine month periods ended September 30, 2006, the Company recognized $28 and $119, respectively, and for the three and nine month periods ended September 30, 2005 the Company recognized $30 and $54, respectively. The Company accrues for amounts to be paid to France Loisirs related to net profit earned by Audible, Inc. at the Apple France iTunes music store. These amounts are included in accrued expenses in the condensed consolidated Balance Sheets as of September 30, 2006 and December 31, 2005, and marketing expense in the condensed consolidated Statement of Operations as of September 30, 2006 and 2005.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

(9) Product Development, Licensing, Marketing and Distribution Agreement

On May 16, 2005, the Company entered into a five-year agreement with a new content provider to develop, license, market and distribute audio content. The Company will be paid an exclusivity fee, a product development fee and production fees for audio content produced under the agreement. In addition, the Company will make royalty and revenue sharing payments to the publisher based on sales of the products produced. As of September 30, 2006, the Company billed the publisher $1,132, of which $825 has been received as of September 30, 2006, in connection with this agreement. The fees associated with this agreement are being amortized over a 58 month period beginning in the month the Company commenced production of audio through the expiration of the agreement. During the three month periods ended September 30, 2006 and 2005, $132 and $52, respectively, was recorded as other revenue in connection with this agreement. During the nine month periods ended September 30, 2006 and 2005, $261 and $52, respectively, was recorded as other revenue in connection with this agreement. As of September 30, 2006, the Company recorded $312 and $444, as deferred revenue current and non-current, respectively, on the accompanying condensed consolidated Balance Sheet, relating to this agreement, representing cash received in advance of being recognized as revenue. As of December 31, 2005, the Company recorded $252 and $99, as deferred revenue current and non-current, respectively, on the accompanying condensed consolidated Balance Sheet, relating to this agreement, representing cash received in advance of being recognized as revenue.

(10) Commitments and Contingencies

Lease Obligations

The Company has an operating lease on its office space in Wayne, New Jersey that expires in December 2008. The lease contains a renewal option for a period of three years. During the third quarter of 2006, the Company notified the landlord of its intentions to terminate the office lease in Wayne, NJ as of February 28, 2007, and has made the $100 cancellation payment as of September 30, 2006, which is included in general and administrative expenses in the accompanying condensed consolidated Statement of Operations. In September 2006, the Company entered into a new lease agreement for office space in Newark, NJ. The Company will be occupying two floors with an approximate space of 49,600 square feet, which will be used as the Company’s corporate headquarters. The agreement is for a term of seven years and there is a one time only option to terminate the lease agreement after the 64th month of the lease term upon 12 months prior written notice to the landlord. In February 2005, Audible UK signed a one year lease for office space, which includes office amenities. This lease was subsequently amended in the second quarter of 2005 for additional space and was renewed in May 2006 for an additional two years. Total future minimum lease obligations as of September 30, 2006 under these lease arrangements are $8,752.

Rent expense of $299 and $166 was recorded under operating leases for the three month periods ended September 30, 2006 and 2005, respectively, and $658 and $414 for the nine month periods ended September 30, 2006 and 2005, respectively.

There are no future minimum lease payments due under capital leases as of September 30, 2006, which were paid in full during the first quarter of 2005.

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

Summary of Cash Commitments and Obligations

The following table shows future cash payments due under the Company's commitments and obligations as of September 30, 2006:

Year	Operating Leases (1)	Royalty Obligations (2)	Service Agreements	Committed Purchases	Total
2006	$373	$428	$791	$1,349	$2.941
2007	686	217	1,486	--	2,389
2008	1,016	2	938	--	1,956
2009	1,066	--	45	--	1,111
2010	1,141	--	--	--	1,141
2011 and thereafter	4,470	--	--	--	4,470
Total	$8,752	$647	$3,260	$1,349	$14,008

(1) Of the $8,752 in total operating leases, $8,300 relates to the new office lease agreement signed in September 2006.

(2) Of the $647 in total royalty obligations, $302 is recorded in accrued expenses and $124 is recorded as royalty obligations, non-current, in the accompanying condensed consolidated Balance Sheet as of September 30, 2006. The remaining obligation of $221 relates to content that had not yet been delivered as of September 30, 2006.

Contingencies

Various legal actions, claims, assessments and other contingencies arising in the normal course of business, including certain matters described below, are pending against the Company. These matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters which it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at September 30, 2006 that may result from those matters for which accruals have been recorded may differ, the Company believes that any amounts exceeding the recorded accruals would not be material to the consolidated financial position or results of operations.

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

Starting on or about February 22, 2005, several class actions were filed against Audible and two of the Company's executives in the United States District Court for the District of New Jersey.  The plaintiffs purport to represent a class consisting of all persons (other than Audible's officers and directors and their affiliates) who purchased the Company's securities between November 2, 2004 and February 15, 2005 (the "Class Period").  The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 there under by failing to make complete and accurate disclosures concerning the Company's future plans and prospects.  The individual defendants are also alleged to be liable under Section 20(a) of the Exchange Act.  All of the defendants are alleged to have sold stock at inflated prices during the Class Period. In December 2005, the United States District Court for the District Court of New Jersey consolidated the class action, appointed a group of lead plaintiffs and appointed lead plaintiff’s counsel. By prior agreement, the plaintiff’s consolidated amended complaint was filed on February 14, 2006. The plaintiffs seek unspecified monetary damages and their reasonable costs and expenses, including counsel fees and expert fees. The defendants have moved to dismiss the pleading. The motion has been fully briefed, but the Court has not yet ruled.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

In April 2005, a derivative action was filed in the state court of New Jersey against the Company, the two executives named as individual defendants in the class actions described above, six of the outside directors, and three of the Company’s stockholders.  The derivative action made the same factual allegations as the class actions described above and added allegations that the six outside directors named as defendants and/or the stockholders who nominated them sold stock at inflated prices at or about the time of the secondary offering of securities that the Company made in November 2004. The plaintiff in this derivative action purported to seek a recovery of the damages allegedly sustained by the Company rather than by investors who allegedly purchased securities at inflated prices.

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

The plaintiffs in the derivative actions voluntarily agreed to stay those actions pending the outcome of the Company’s motion to dismiss the class actions described above. More recently, the state derivative action was dismissed without prejudice because the Court preferred that course of action to staying the action. The state derivative action could be re-commenced if the securities class action survives the defendant’s motion to dismiss.

The Company believes that all of the claims described above are without merit and intends to defend the actions vigorously. Due to the inherent uncertainties of litigation and because these actions are at a preliminary stage, the Company cannot accurately predict the ultimate outcome of these matters.

In May 2005, Digeo, Inc. commenced an action against Audible for patent infringement in Federal District Court in the State of Washington. The Company has filed an answer asserting the patent is invalid and unenforceable and that its services do not fall within the scope of the claims of the Digeo patent. In June 2006, the Company filed a motion to dismiss, asserting, among other things, that Digeo does not have standing to sue. On August 24, 2006 the District Court ruled that Digeo did not have legal title to the patent at issue, and therefore was not entitled to money damages.  The Court ruled that it could not resolve the question of equitable title on summary judgment.  If Digeo was the owner of all equitable title, it could be entitled to equitable relief.  However, Digeo recently moved to dismiss the case with prejudice, precluding them from any recovery, legal or equitable. The Company believes the case is without merit and will not have a material adverse impact on its financial position or results of operations.

(11) Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest and Taxes

The Company paid interest of $0 and $1 during the nine month periods ended September 30, 2006 and 2005, respectively.

No income taxes were paid in the nine month periods ended September 30, 2006 and 2005.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

(12)   Customer Concentration

For the three month periods ended September 30, 2006 and 2005, Apple Computer accounted for 23.6% and 14.3% of total revenue, respectively.

For the nine month periods ended September 30, 2006 and 2005, Apple Computer accounted for 22.5% and 13.6% of total revenue, respectively.

As of September 30, 2006 and December 31, 2005, Apple Computer accounted for 66.8% and 62.1%, respectively, of the Company's accounts receivable.

(13) Financial Information by Geographic Area

Revenues and long-lived assets for the Company's United States and United Kingdom operations are as follows:

Revenues	United States	United Kingdom	Consolidated
Three months ended September 30, 2006	$19,109	$917	$20,026
Three months ended September 30, 2005	16,618	153	16,771

Nine months ended September 30, 2006	$56,705	$2,177	$58,882
Nine months ended September 30, 2005	44,810	163	44,973

September 30, 2006
Long-lived assets	9,556	46	9,602

September 30, 2005
Long-lived assets	3,143	105	3,248

(14) Apple Agreement

In July 2006, the Company entered into a global master agreement with Apple Computer, Inc. that replaced the principal agreements entered into with Apple during 2002 and 2003. Pursuant to the new agreement, the Company will continue to be the exclusive source of audiobooks, book-related content, and other spoken-word material to Apple’s iTunes music stores worldwide and will continue to provide the iTunes music store with comedy, lectures, speeches, periodicals, educational programs, Audible originals, spiritual programming, paid podcasts, and other spoken-word programs. All Audible content will continue to receive branding within the audio stream and visually in the iTunes music store. All Apple iPods and iTunes applications will continue to be AudibleReady® and will work with the Audible service. Under the new agreement, the Company has agreed to certain exclusivity obligations that restrict the Company to varying degrees from integrating Audible content into other internet-based services. The new agreement also provides that the Company’s revenue is formula-driven, based upon the selling price at the iTunes music store and the content cost. Under the old agreements, the Company’s revenue was a fixed price, based upon a percentage of either the manufacturer’s suggested retail price or amount the item was sold for on the Audible service. This change in payment structure will result in a change in the manner in which revenue is calculated under the new agreement (See Note 1). The new agreement also changes the terms of the revenue share payments due to Apple. Under the terms of the previous agreements, the Company paid Apple a revenue share based on number of customers who used the iTunes software to download digital audio from the Company. In the new agreement, the revenue share paid to Apple is a percentage of revenue from content sales made to new paying customers who were referred by Apple to the Company’s Web site. The term of the new agreement expires on September 30, 2010.

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

Overview

Our Business

Our goal is to be the preeminent supplier of spoken-word digital audio on the Internet. At our Web sites, our customers can select, purchase, and download spoken audio of their choice of over 115,000 hours and over 34,000 different programs amongst a wide range of categories. Our AudibleListener membership plans provide our customers a wide variety of monthly and annual membership options, depending upon their listening preferences. Customers can access our content at our Web sites, www.audible.com (United States) and www.audible.co.uk (United Kingdom), or at our related parties Web sites, www.audible.de (Germany) and www.audible.fr (France), or at Amazon.com and at the Apple iTunes Store.

Key Business Metrics

For the nine month period ended September 30, 2006, we generated total revenue of $58,882 and incurred a net loss of $7,747. During this period, total number of new AudibleListener members added was approximately 215,000, compared to approximately 166,000 acquired in the first nine months of 2005. This increase in new AudibleListeners acquired resulted in total AudibleListeners of approximately 345,000 as of September 30, 2006, compared to approximately 245,000 as of December 31, 2005 and approximately 224,000 at September 30, 2005.

Churn, a measure of AudibleListener member cancellation rate, decreased for the first three quarters of 2006 over 2005, due primarily to the increase in new AudibleListeners that have joined one of our annual membership programs, and a sharp decline in members acquired through free trial programs. Monthly churn is defined as member cancellations in the period divided by the sum of members at the beginning of the period plus gross member adds, divided by three months.  Members that are financially delinquent are counted as churn.

The average monthly churn in AudibleListener Members for the three month period ended September 30, 2006 was 3.1% compared to 3.4% and 4.6% in the first and second quarters of 2006, respectively, and 5.1% in the third quarter of 2005.

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

Recent Developments

Apple Agreement

In July 2006, we entered into a global master agreement with Apple Computer, Inc. that replaced the principal agreements we entered into with Apple during 2002 and 2003. Pursuant to the new agreement, we will continue to be the exclusive source of audiobooks, book-related content, and other spoken-word material to Apple’s iTunes music stores worldwide and will continue to provide the iTunes music store with comedy, lectures, speeches, periodicals, educational programs, Audible originals, spiritual programming, paid podcasts, and other spoken-word programs. All Audible content will continue to receive branding within the audio stream and visually in the iTunes music store. All Apple iPods and iTunes applications will continue to be AudibleReady® and will work with the Audible service. Under the new agreement, we have agreed to certain exclusivity obligations that restrict us to varying degrees from integrating Audible content into other internet-based services. The new agreement also provides that our revenue is formula-driven, based upon the selling price on the iTunes music store and the content cost. Under the old agreements, our revenue was a fixed price, based upon a percentage of either the manufacturer’s suggested retail price or amount the item was sold for on the Audible service. This change in payment structure will result in a change in the manner in which we calculate revenue under the new agreement. The new agreement also changes the terms of the revenue share payments due to Apple. Under the terms of the previous agreements,we paid Apple a revenue share based on number of customers who used the iTunes software to download digital audio. In the new agreement, the revenue share paid to Apple is a percentage of sales made by customers who are referred by Apple to our Web site. The new agreement also changes the terms of the revenue share payments due to Apple. Under the terms of the previous agreements, we paid Apple a revenue share based on number of customers who used the iTunes software to download digital audio from us. In the new agreement, the revenue share paid to Apple is a percentage of revenue from content sales made to new paying customers who were referred by Apple to the our Web site. The term of the new agreement expires on September 30, 2010.

Audible Germany

In July 2006, a new investor, Luebbe, contributed €287 for a 5% interest in Audible Germany. This contribution reduced our interest to 48% and Random House’s and Holzbrinck’s ownership percentage to 23.5% each.

In October 2006, an amendment was prepared to the original Joint Venture agreement, which stipulates the additional financing commitments for us and Holtzbrinck. The agreement has not been signed and executed as of the filing date of this report.  Additional contributions were made by us and Holtzbrinck in October 2006. We contributed €213, or $270, which represents the amount that was due to us from Audible Germany for services performed during the nine month period ended September 30, 2006, and Holtzbrinck contributed €312. In addition, we contributed €3 and Holtzbrinck contributed €3 as statutory capital contributions in October 2006. These contributions further changed each investor ownership percentage to 47.8% for us, 26.3% for Holtzbrinck, 21.3 % for Random House, and 4.6% for Luebbe. Subsequent to the additional contributions made in October 2006, Random House and Luebbe shall be entitled, but not obligated, to provide additional fundings to Audible Germany in the amounts of €312 and €67, respectively, which would further reduce our ownership interest. Random House and Luebbe have a period of four weeks from the effective date of the first amendment to decide if they will make additional contributions. To the extent that Random House and Luebbe do not wish to make additional financial contributions, Holtzbrinck shall be entitled, but not obligated, to make the additional contributions.

France Loisirs

The France Loisirs agreement expired in September 2006. An addendum, effective September 15, 2006, stipulates that the parties agree to a first renewal period of the original agreement from September 15, 2006 to December 31, 2006. During this time, terms and conditions of the original agreement remain in effect and if the parties do not agree to and execute a second renewal of the original agreement by November 30, 2006, the first renewal will expire on December 31, 2006 and no further renewals will be possible.

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

Content and Services. Consumer content revenue consists primarily of content sales made from our Web sites and content sold through our agreement with the Apple iTunes Store. At our Web site, customers purchase content either through an AudibleListener membership plan or on an a la carte basis. When purchased on an a la carte basis, we recognize revenue from the sale of individual content titles in the period when the content is purchased and delivered. We generally recognize revenue from the sale of a la carte content subscriptions pro rata over the term of the subscription period.

In July 2006, we entered into a global master agreement with Apple Computer, Inc. that replaced the principal agreements we entered into with Apple during 2002 and 2003. We continue to recognize revenue from audio book sales made at the Apple iTunes Store in the period when the content is purchased and delivered. However, in accordance with the terms of the new agreement, the amount of revenue we recognize on each audio book sale is now a formula-driven, based upon the Apple iTunes selling price and the content cost of each audio book. As a result, Apple revenue for each quarterly period will reflect an estimate for the last month of the quarter, based on actual number of titles sold and the prior month or current unit sales price as applicable, at the Apple iTunes Store.

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

Customer Concessions

In the normal course of business, customers may contact us to request a concession for a purchase the customer paid us for in the past, with which they are unsatisfied. Depending on the specific customer facts and circumstances, we will provide the customer a replacement or complimentary credit or a coupon. With our legacy AudibleListener plans, customers on occasion request that we replace an audio credit that expired before the customer had an opportunity to use it. Other customers may request an audio credit or coupon because they have had a specific problem with content downloading or audio quality. We defer revenue for expected replacement audio credits based on historical experience of the credits issued. We defer revenue for other audio credits and coupons when they are delivered to the customers based on estimated values. The concessions are recorded as a reduction of revenue and an increase to deferred revenue. Actual customer credit and coupon issuance and usage patterns could differ from our estimates.

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

Internal-Use Software

In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, all costs incurred for the development of internal use software that relate to the planning and post-implementation phases of the development are expensed. Direct costs incurred in the development phase are capitalized and recognized over the software's estimated useful life, generally two years, commencing at the time the software is ready for its intended use. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We review the capitalized software costs for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the related asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. Actual cash flows could differ from our expectations.

Warrants Issued To Non-Employees In Exchange For Goods and Services

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

Employee Stock-Based Compensation Arrangements

In accordance with SFAS 123(R), we measure compensation cost for stock awards at fair value and recognize compensation over the requisite service period for awards expected to vest. Estimating the portion of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. We also consider many factors when estimating expected volatility and expected life of the option. Actual results, and future estimates, may differ substantially from our current estimates.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three and nine month periods ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine month periods ended September 30,
	2006	2005	2006	2005
Revenue, net:
Content and services revenue:
Consumer content	97.7%	98.2%	98.0%	98.9%
Point of sale rebates	0.0	(1.3)	(0.5)	(1.8)
Services	0.1	0.3	0.1	0.2
Total content and services revenue	97.8	97.2	97.6	97.3

Hardware revenue	0.4	0.8	0.5	0.7
Related party revenue	1.1	1.6	1.4	1.8
Other revenue	0.7	0.4	0.5	0.2
Total revenue, net	100.0	100.0	100.0	100.0

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	41.2	35.9	40.7	34.7
Discount certificate rebates	1.5	1.8	1.5	2.8
Total cost of content and services revenue	42.7	37.7	42.2	37.5
Cost of hardware revenue	4.1	5.0	2.9	3.2
Cost of related party revenue	0.1	0.3	0.4	0.3
Operations	15.0	14.7	15.2	14.6
Technology and development	23.8	14.0	22.0	12.9
Marketing	16.6	18.9	19.0	18.6
General and administrative	13.7	14.2	14.6	12.5
Total operating expenses	116.0	104.8	116.3	99.6

(Loss) income from operations	(16.0)	(4.8)	(16.3)	0.4
Loss on equity investment	0.5	--	0.5	--
Other income, net	3.9	3.3	3.6	3.2
(Loss) income before income taxes	(12.6)	(1.5)	(13.2)	3.6
Income tax (expense) benefit	(0.0)	0.3	(0.0)	(0.2)
Net (loss) income	(12.6)%	(1.2)%	(13.2)%	3.4%

Three month period ended September 30, 2006 compared to three month period ended September 30, 2005

	Three months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Content and services revenue:
	$19,591	$16,306	$3,285	20.2%

Content and services revenue consists of AudibleListener membership revenue, revenue from single (a la carte) title sales, revenue from subscriptions, revenue from sales at the Apple iTunes Store and library revenue. We deduct the cost of point of sale rebates from content and services revenue.

Content and services revenue grew during the three month period ended September 30, 2006 versus the three month period ended September 30, 2005 due primarily to growth in sales at the Apple iTunes Store, as well as growth in our AudibleListener memberships and a la carte sales. AudibleListener membership growth was driven mainly through online marketing channels, specifically promotions of the new membership programs introduced in December 2005. Our AudibleListener membership count grew from approximately 224,000 at September 30, 2005, to approximately 345,000 at September 30, 2006. As we continue to acquire new AudibleListener members who may choose to roll over their audio credits, our ability to recognize revenue will depend upon audio credit usage patterns of individual members. This will result in an increase in deferred revenue and may result in a decrease or slower growth in our revenue as compared to prior periods. We recognized in revenue $4,728 and $2,405 from sales of Audible content at the Apple iTunes Store during the three month periods ended September 30, 2006 and 2005, respectively. Our AudibleListener membership count excludes customers that purchase Audible content directly from the Apple iTunes Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing will continue to drive AudibleListener membership growth and growth in sales at the Apple iTunes Store.

	Three months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Hardware revenue:
	$73	$142	$(69)	(48.6)%

Hardware revenue consists of revenue derived primarily from the shipping and handling charge to customers on devices that Audible provides for free to AudibleListeners who commit to a twelve month AudibleListener membership. Under EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, with these multiple-element arrangements (membership plus device), we recognize only shipping and handling fees as revenue for the delivery of hardware because all other consideration paid by the customer is contingent upon delivery of the content. Revenue is recognized upon shipment, assuming all other criteria are met. Also included are separate sales of digital audio devices to consumers and libraries. The decrease in hardware revenue for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005 is due to a reduction in devices shipped during the periods.

	Three months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Related party revenue:
	$222	$263	$(41)	(15.6)%

Related party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004.

Related party revenue during the three months ended September 30, 2006 and 2005, included $105 and $125, respectively, in fees earned from our agreement with France Loisirs, representing the straight-line recognition of $1,000 in fees we are entitled to receive pursuant to the arrangement, which was being recognized over the initial 24-month term of the original agreement through September 14, 2006, as well as $27 and $30, respectively, in billings to France Loisirs for certain consulting services and reimbursement of related incremental costs. Related party revenue during the three month periods ended September 30, 2006 and 2005, also included $90 in fees earned under our agreement with Audible Germany, as well as none and $18, respectively, in billings to Audible Germany for certain consulting services and reimbursement of related incremental costs incurred by us in connection with our license and services agreement.

	Three months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Other revenue:
	$140	$60	$80	133.3%

Other revenue for the three month period ended September 30, 2006 and 2005 included $132 and $52, respectively, of revenue earned under a product development agreement with a publishing partner, which commenced in May 2005. The fees are being amortized on a straight line basis as fees are billed over a 58 month period beginning in the month the Company commenced production of audio (July 2005) through the expiration of the agreement. As of September 30, 2006, the Company billed the publisher $1,132, of which $825 has been received as of September 30, 2006, in connection with this agreement. As of September 30, 2005, the Company billed the publisher $325, of which the full amount was received, as of September 30, 2005.

	Three moths ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Cost of content and services revenue:
Royalties and other content charges	$8,240	$6,018	$2,222	36.9%
Discount certificate rebates	$307	$298	$9	3.0%

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

Royalties and other content charges as a percentage of total content and services revenue increased from the three month period ended September 30, 2005 to September 30, 2006 from 36.9% to 42.1%. This increase was primarily due to the increasing percentage of revenue from sales at the Apple iTunes Store, which yields a higher royalty cost as a percentage of revenue, as well as the impact of higher royalty rates from publishers.

	Three months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Cost of hardware revenue:
	$826	$846	$(20)	(2.4)%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

The cost of hardware revenue decreased in the 2006 period primarily due to a reduction in the number of digital audio players given away to customers, offset in part by a higher unit cost of the players given away or sold to customers during the 2006 period as compared to the 2005 period.

	Three months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Cost of related party revenue:
	$27	$48	$(21)	(43.8)%

Cost of related party revenue consists of costs we have incurred in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004.

Cost of related party revenue for the three month periods ended September 30, 2006 and 2005, included $27 and $30 respectively, for France Loisirs, and none and $18 respectively, for Audible Germany. These costs primarily consisted of payroll costs related to services performed for France Loisirs and Audible Germany by certain employees of our technology, development, and audio departments.

	Three months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Operations expense:
	$2,996	$2,461	$535	21.7%

Operations expense consists of payroll and related expenses for content acquisition, education, editorial, audio recording and conversion, programming, customer service and credit card fees. Related expenses include outside consultants and professional fees.

Operations expense increased in the three month period ended September 30, 2006 versus the three month period ended September 30, 2005 primarily due to $284 in higher personnel expenses and $109 in higher outside service expenses. These increases were primarily related to the increased scale of our business and improving the quality of customer service.

	Three months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Technology and development:
	$4,758	$2,343	$2,415	103.1%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expense for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005 was primarily due to $933 in higher depreciation and amortization expense, $887 in higher outside services expenses, $279 in higher maintenance and repair costs, $144 in higher hosting fees and a $144 loss on impairment charge. Many of these higher costs were related to enhancing the capacity and performance of our Web site, and upgrades to our internal systems and infrastructure.

	Three months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Marketing:
	$3,340	$3,173	$167	5.3%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners, and shipping and handling costs associated with selling digital devices.

Marketing expenses were higher in the three month period ended September 30, 2006 versus the three month period ended September 30, 2005 primarily due to $338 in higher advertising and promotional expenses. The higher advertising and promotional expenses were directed toward marketing campaigns and new promotions for our membership plans. As we continue to build the AudibleListener membership base, we expect our marketing expenses to continue to grow. This was offset by a decrease of $184 in lower revenue sharing and bounty fees, which was mainly due to the change in the bounty and revenue sharing terms in the new Apple agreement.

	Three months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
General and administrative:
	$2,743	$2,376	$367	15.4%

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The increase in general and administrative expense in the three month period ended September 30, 2006 versus the three month period ended September 30, 2005 was primarily due to $588 in increased personnel expenses and $90 in higher depreciation expense. This was offset by a decrease of $474 in lower legal fees, primarily due to progress in the Digeo, Inc. litigation during the third quarter of 2006.

	Three months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Loss on equity investment
	$90	$--	$90	100.0%

Loss on equity investment consists of the equity method losses related to our investment in Audible Germany. The $90 loss recorded during the three month period ended September 30, 2006 was recorded against the $90 accounts receivable due from Audible Germany for services performed during the three month period ended September 30, 2006. For the three month period ended September 30, 2006, we had recorded our share of the equity loss up to the amount of the investment. For the three month period ended, September 30, 2005, there were no equity losses to record, as Audible had not funded any losses and had not made any monetary contributions.

	Three months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Other Income:
Other income, net	$779	$554	$225	40.6%

Other Income, net consists of interest income and interest expense. The increase in other income, net was due to an increase in interest earned on the investment of funds in short-term investments, which consisted of governmental agency notes and mortgage-backed securities. We began to make these investments in November 2004.

Nine month period ended September 30, 2006 compared to nine month period ended September 30, 2005

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Content and services revenue:
	$57,473	$43,756	$13,717	31.4%

Content and services revenue consists of AudibleListener membership revenue, revenue from single (a la carte) title sales, revenue from subscriptions, revenue from sales at the Apple iTunes Store and library revenue. We deduct the cost of point of sale rebates from content and services revenue.

Content and services revenue grew due primarily to growth in sales at the Apple iTunes Store, as well as growth in our AudibleListener memberships and a la carte sales. AudibleListener membership growth was driven mainly through online marketing channels, specifically promotions for the new membership programs introduced in December 2005. Our AudibleListener membership count grew from approximately 224,000 at September 30, 2005, to approximately 345,000 at September 30, 2006. As we continue to acquire new AudibleListener members who may choose to roll over their audio credits, our ability to recognize revenue will depend upon audio credit usage patterns of individual members. This will result in an increase in deferred revenue and may result in a decrease or slower growth in our revenue as compared to prior periods.We recognized in revenue approximately $13,263 and $6,128 from sales of Audible content at the Apple iTunes Store during the nine month periods ended September 30, 2006 and 2005, respectively. Our AudibleListener membership count excludes customers that purchase Audible content directly from the Apple iTunes Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing will continue to drive AudibleListener membership growth and growth in sales at the Apple iTunes Store.

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Hardware revenue:
	$283	$332	$(49)	(14.8)%

Hardware revenue consists of revenue derived primarily from the shipping and handling charge to customers on devices that Audible provides for free to AudibleListeners who commit to a twelve month AudibleListener membership. Under EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, with these multiple-element arrangements (membership plus device), we recognize only shipping and handling fees as revenue for the delivery of hardware because all other consideration paid by the customer is contingent upon delivery of the content. Revenue is recognized upon shipment, assuming all other criteria are met. Also included are separate sales of digital audio players to consumers and libraries. The decrease in hardware revenue for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005 is due to a reduction in devices shipped during the periods, offset in part by a higher unit cost of the players given away or sold to customers during the 2006 period as compared to the 2005 period.

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Related party revenue:
	$852	$796	$56	7.0%

Related party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004.

Related party revenue during the nine month periods ended September 30, 2006 and 2005, included $355 and $375, respectively, in fees earned from our agreement with France Loisirs, representing the straight-line recognition of $1,000 in fees we received pursuant to the arrangement, which was being recognized over the initial 24-month term of the original agreement through September 14, 2006, as well as $119 and $54, respectively, in billings to France Loisirs for certain consulting services and reimbursement of related incremental costs. Related party revenue during the nine month periods ended September 30, 2006 and 2005, also included $270 and $300, respectively, in fees earned from our agreement with Audible Germany, as well as $108 and $67, respectively, in billings to Audible Germany for certain consulting services and reimbursement of related incremental costs incurred by us in connection with our license and services agreement.

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Other revenue:
	$274	$89	$185	207.9%

Other revenue for the nine month period ended September 30, 2006 and 2005 primarily included $261 and $52, respectively, of revenue earned under a product development agreement with a publishing partner, which commenced in May 2005. The fees are being amortized on a straight line basis as fees are billed over a 58 month period beginning in the month the Company commenced production of audio (July 2005) through the expiration of the agreement. As of September 30, 2006, the Company billed the publisher $1,132, of which $825 has been received as of September 30, 2006, in connection with this agreement. As of September 30, 2005, the Company billed the publisher $325, of which the full amount was received, as of September 30, 2005.

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Cost of content and services revenue:
Royalties and other content charges	$23,943	$15,585	$8,358	53.6%
Discount certificate rebates	$910	$1,262	$(352)	(27.9)%

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

Royalties and other content charges as a percentage of total content and services revenue increased from the nine month period ended September 30, 2005 to September 30, 2006 from 35.6% to 41.7%. This increase was primarily due to the increasing percentage of revenue from sales at the Apple iTunes Store, which yields a higher royalty cost as a percentage of revenue, as well as the impact of higher royalty rates from publishers.

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Cost of hardware revenue:
	$1,707	$1,442	$265	18.4%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

In the third quarter of 2005, we changed the model of the digital audio player to an iPod, which we give away to certain AudibleListener members. The iPod was more expensive than the device we previously provided. As a result, although there was a reduction in the number of digital audio players given away to customers in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, cost of hardware revenue increased.

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Cost of related party revenue:
	$227	$121	$106	87.6%

Cost of related party revenue consists of costs we have incurred in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004.

Cost of related party revenue for the nine month periods ended September 30, 2006 and 2005, included $119 and $54 respectively, for France Loisirs, and $108 and $67 respectively, for Audible Germany. These costs primarily consisted of payroll costs related to services for France and Germany operations, performed by certain employees of our technology, development, and audio departments.

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Operations expense:
	$8,959	$6,584	$2,375	36.1%

Operations expense consists of payroll and related expenses for content acquisition, education, editorial, audio recording and conversion, programming, customer service and credit card fees. Related expenses include outside consultants and professional fees.

Operations expense increased in the nine month period ended September 30, 2006 versus the nine month period ended September 30, 2005 primarily due to $1,500 in higher personnel expenses, $239 in higher credit card fees, and $254 in higher outside service expenses. These increases were primarily related to the increased scale of our business and improving the quality of customer service.

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Technology and development:
	$12,936	$5,812	$7,124	122.6%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expense from the nine month period ended September 30, 2005 to the nine month period ended September 30, 2006 was primarily due to $2,761 in higher depreciation and amortization expense, $1,819 in higher outside services expenses, $945 in higher personnel expenses, $919 in higher maintenance and repair costs, as well as an increase in supplies purchased, $419 in higher Web site hosting fees, and $144 loss on impairment charge. Many of these higher costs were related to enhancing the capacity and performance of our Web site, and upgrades to our internal systems and infrastructure.

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Marketing:
	$11,214	$8,368	$2,846	34.0%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners, and shipping and handling costs associated with selling digital devices.

Marketing expenses were higher in the nine month period ended September 30, 2006 versus the nine month period ended September 30, 2005 primarily due to $2,040 in higher advertising and promotional expenses, $1,106 in higher personnel expenses and $125 in higher outside service fees. This was partially offset by a decrease in bounty and revenue sharing fees of $182 (due to the new terms of the new Apple agreement) and public relations expense of $103. Most of these higher expenses were directed toward strengthening our marketing and business development teams and obtaining new AudibleListeners. As we continue to build the AudibleListener membership base, we expect our marketing expenses to continue to grow.

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
General and administrative:
	$8,607	$5,601	$3,006	53.7%

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The increase in general and administrative expense in the nine month period ended September 30, 2006 versus the nine month period ended September 30, 2005 was primarily due to $2,364 in increased personnel expenses, $261 in increased depreciation expense, $144 in higher job search and placement fees, $124 in increased legal, accounting and other professional fees, and $117 in increased insurance fees. The increase in personnel expense is primarily attributable to the adoption of SFAS No. 123R on January 1, 2006. See Note 2 for further detail regarding the adoption of this standard.

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Loss on equity investment
	$270	$--	$270	100.0%

Loss on equity investment consists of the equity method losses related to our investment in Audible Germany. The $270 loss recorded during the nine month period ended September 30, 2006 was recorded against the $270 accounts receivable due from Audible Germany for services performed during the nine month period ended September 30, 2006. For the nine month period ended September 30, 2006, we had recorded our share of the equity loss up to the amount of the investment. For the nine month period ended September 30, 2005, there were no equity losses to record, as Audible had not funded any losses and had not made any monetary contributions.

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)	$ Change	% Change
Other Income:
Other income, net	$2,153	$1,423	$730	51.3%

Other Income, net consists of interest income and interest expense. The increase in other income, net was due to increased interest earned on the investment of funds in short-term investments, which consisted of governmental agency notes and mortgage-backed securities. We began to make these investments in November 2004.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

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
· Sell Audible content through the Apple iTunes Store;
· Control customer acquisition costs, cost of content, and other costs;
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

As of September 30, 2006, we were not a party to any derivative financial instruments or other financial instruments or hedging investments that expose us to material market risk. We currently do not plan to enter into any derivative instruments or engage in any hedging activities.

We have incurred significant losses since inception and as of September 30, 2006, we had an accumulated deficit of $138,461.

Our operating results have varied on a quarterly basis during our operating history and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may affect our operating results include but are not limited to: (1) the demand for the Audible service; (2) sales of Audible content through the Apple iTunes Store; (3) the availability of premium audio content; (4) sales and consumer usage of AudibleReady devices; (5) our ability to acquire new customers; (6) our ability to retain existing customers; (7) the introduction of new products or services by a competitor; (8) the cost and availability of acquiring sufficient Web site capacity to meet our customers' needs; (9) technical difficulties with our computer system or the internet or system downtime; (10) the cost of acquiring audio content; (11) the amount and timing of capital expenditures and other costs relating to the expansion of our international operations; (12) successful expansion of the Audible service in the UK; (13) effective management of and compliance with Sarbanes-Oxley requirements; and (14) general economic conditions and economic conditions specific to electronic commerce and online media. In the past, we experienced fluctuations in demand for the Audible service based on the level of marketing expenditures, the occurrence of external publicity and the quality of our software and Web site. Any one of these factors could cause our revenue and operating results to vary significantly in the future. In addition, as a strategic response to changes in the competitive environment, we may from time to time make pricing, service or marketing decisions that could cause significant declines in our quarterly revenue.

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

Liquidity and Capital Resources

From inception through the date prior to our initial public offering, we financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from the sales such preferred stock and warrants prior to our initial public offering were $28,719. In July 1999, we completed our initial public offering and received net proceeds of $36,856. From the time of our IPO we have raised $15,860 in net proceeds through the private sale of shares of our convertible preferred stock (all of which were subsequently converted into common stock), $4,186 in net proceeds through the private sales of our common stock, $3,415 in net proceeds through the exercise of common stock options, and $2,338 in net proceeds through the exercise of common stock warrants. In November 2004, we completed a secondary public offering of our common stock resulting in net proceeds to us of approximately $46,457.

As of September 30, 2006, our cash and cash equivalents balance was $13,556. In addition, as of September 30, 2006 we had $47,373 in short-term investments, consisting of governmental agency notes and mortgage backed securities, which we intend to hold until maturity. Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance and short-term investment balance as of September 30, 2006 will enable us to meet our anticipated cash requirements for operations and capital expenditures for the foreseeable future. Beyond that, we may need additional cash to fund our business and finance our planned growth. We cannot assure you that such additional financing, if needed, will be available on terms favorable to us or our stockholders, if at all.

Cash Requirements

At September 30, 2006 our principal source of liquidity was $13,556 in cash and cash equivalents and $47,373 in short-term investments.

The following table shows future cash payments due under our commitments and obligations as of September 30, 2006:

Year	Operating Leases (1)	Royalty Obligations (2)	Service Agreements	Committed Purchases	Total
2006	$373	$428	$791	$1,349	$2.941
2007	686	217	1,486	--	2,389
2008	1,016	2	938	--	1,956
2009	1,066	--	45	--	1,111
2010	1,141	--	--	--	1,141
2011 and thereafter	4,470	--	--	--	4,470
Total	$8,752	$647	$3,260	$1,349	$14,008

(1) Of the $8,752 in total operating leases, $8,300 relates to our new office lease agreement signed in September 2006.

(2) Of the $647 in total royalty obligations, $302 is recorded in accrued expenses and $124 is recorded as royalty obligations, non-current, in the accompanying condensed consolidated Balance Sheet as of September 30, 2006. The remaining obligation of $221 relates to content that had not yet been delivered as of September 30, 2006.

Sources and Uses of Cash

Net cash provided by operating activities for the nine months ended September 30, 2006 was $392. This was primarily attributable to an increase in deferred revenue, depreciation and amortization and share-based compensation expense, partially offset by our net loss, an increase in prepaid expenses and other current assets, and a decrease in accounts payable and accrued expenses. The increase in deferred revenue was due to the increase in the number of memberships in our AudibleListener plans, as well as the revenue recognition model, where revenue is recognized based on the content delivery using the lesser of straight line or proportional performance revenues. Net cash provided by operating activities for the nine months ended September 30, 2005 was $9,157. This was primarily attributable to our net income, increases in accrued expenses, accrued royalties, accounts payable, accrued compensation, and deferred revenue, offset in part by an increase in accounts receivable, royalty advances, and accretion of discounts on short-term investments.

Net cash provided by investing activities for the nine months ended September 30, 2006 was $4,473, attributable to net proceeds from short-term investing activity of $8,967, partially offset by purchases of property and equipment of $4,049. Net cash used in investing activities for the nine months ended September 30, 2005 was $9,693. This was attributable to net short-term investing activity of $6,818 and purchases of property and equipment of $2,107.

Net cash used in financing activities for the nine months ended September 30, 2006, was $2,853, resulting primarily from purchases of treasury stock, offset by proceeds from exercise of common stock options and common stock warrants. Net cash provided by financing activities for the nine months ended September 30, 2005 was $797, resulting primarily from proceeds from the exercise of common stock options and common stock warrants, partially offset by principal payments made on capital lease obligations.

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

SAB No. 108

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Quantifying Financial Statement Misstatements” (“SAB 108”). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our financial position, results of operation, or cash flows.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

The material weaknesses identified by us could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, we have determined these control deficiencies each constituted a material weakness as of December 31, 2005. Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have communicated these conclusions to the Audit Committee of our Board of Directors.

Changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, include the items described below. These changes were implemented in the second quarter of 2006.

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

•	We have hired an experienced Director of Customer Care to oversee customer service and assume operational accountability for defining and implementing financial controls.
•	New policies and procedures were developed, communicated, and implemented regarding policies and procedures relative to customer concessions.
•	A review and analysis of customer concession activity is being performed.
•	We have formalized financial close procedures to include adequate scheduling allowing for review of reports, calculations, analysis, and reconciliations.

Ineffective contract management
•
We have been building a database which will maintain and track all contracts, with the relative information, including key provisions (operational and financial) and unusual specifications. Once this database is completed, management will ensure that the financial terms and conditions of contracts match the business rules in our other financial information systems (i.e. royalty system). We expect the database to be completed during the fourth quarter of 2006.

Ineffective control over retail promotions
•	A new process has been implemented for recording and reporting activity related to the retail promotion programs.
•	We now perform timely retail program roll forward procedures including requesting third party verifications on period-end balances.

We have made the remediation of the material weaknesses that have been identified a significant priority for us and will continue to take steps to address them by the end of 2006. We believe that the remediation efforts, taken as a whole, mitigated the risk of error with respect to our preparation of this quarterly report on Form 10-Q for the period ended September 30, 2006. We believe that our controls and procedures will continue to improve as a result of the further implementation of these measures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2006.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the fact that the material weaknesses described in the December 31, 2005 Form 10-K had not been completely remediated as of September 30, 2006.

PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings

Various legal actions, claims, assessments and other contingencies arising in the normal course of business, in addition to the matters described below, are pending against us. All of these matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. We have recorded accruals for losses related to those matters which we consider to be probable and that can be reasonably estimated. Although the ultimate amount of liability at September 30, 2006 that may result from those matters for which accruals have been recorded may differ, we believe that any amounts exceeding the recorded accruals would not be material to the consolidated financial position or results of operations.

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

Starting on or about February 22, 2005, several class actions were filed against us and two of our executives in the United States District Court for the District of New Jersey.  The plaintiffs purport to represent a class consisting of all persons (other than our officers and directors and their affiliates) who purchased our securities between November 2, 2004 and February 15, 2005 (the "Class Period").  The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 there under by failing to make complete and accurate disclosures concerning our future plans and prospects.  The individual defendants are also alleged to be liable under Section 20(a) of the Exchange Act.  All of the defendants are alleged to have sold stock at inflated prices during the Class Period. In December 2005, the United States District Court for the District of New Jersey consolidated the class action, appointed a group of lead plaintiffs and appointed lead plaintiff’s counsel. By prior agreement, the plaintiff’s consolidated amended complaint was filed on February 14, 2006. The plaintiffs seek unspecified monetary damages and their reasonable costs and expenses, including counsel fees and expert fees. The defendants have moved to dismiss the pleading. The motion has been fully briefed, but the Court has not yet ruled.

In April 2005, a derivative action was filed in the state court of New Jersey against us, the two executives named as individual defendants in the class actions described above, six of the our outside directors, and three of our stockholders.  The derivative action made the same factual allegations as the class actions described above and added allegations that the six outside directors named as defendants and/or the stockholders who nominated them sold stock at inflated prices at or about the time of the secondary offering of securities that we made in November 2004. The plaintiff in this derivative action purported to seek a recovery of the damages allegedly sustained by us rather than by investors who allegedly purchased securities at inflated prices.

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

The plaintiffs in the derivative actions voluntarily agreed to stay those actions pending the outcome of our motion to dismiss the class actions described above. More recently, the state derivative action was dismissed without prejudice because the Court preferred that course of action to staying the action. The state derivative action could be re-commenced if the securities class action survives the defendant’s motion to dismiss.

We believe that all of the claims described above are without merit and we intend to defend the actions vigorously. Due to the inherent uncertainties of litigation and because these actions are at a preliminary stage, we cannot accurately predict the ultimate outcome of these matters.

In May 2005, Digeo, Inc. commenced an action against us for patent infringement in Federal District Court in the State of Washington. We have filed an answer asserting the patent is invalid and unenforceable and that its services do not fall within the scope of the claims of the Digeo patent. In June 2006, we filed a motion to dismiss, asserting, among other things, that Digeo does not have standing to sue. On August 24, 2006 the District Court ruled that Digeo did not have legal title to the patent at issue, and therefore was not entitled to money damages.  The Court ruled that it could not resolve the question of equitable title on summary judgment.  If Digeo was the owner of all equitable title, it could be entitled to equitable relief.  However, Digeo recently moved to dismiss the case with prejudice, precluding them from any recovery, legal or equitable. We believe the case is without merit and will not have a material adverse impact on our financial position or results of operations.

ITEM 1A. Risk Factors

For a more detailed explanation of the factors affecting our businesses, please refer to the Risk Factors section in Item 1A of our 2005 Form 10-K. There have been no material changes to our risk factors as of September 30, 2006.

ITEM 6. Exhibits

Exhibit Number	Description
10.47*	Digital Download Agreement with Apple Computer, Inc. dated July 27, 2006
10.48	Office lease dated September 27, 2006, by and between Audible, Inc., as tenant, and Washington Park Fidelco, LLC, as landlord
10.49	First Amendment to the License and Services Agreement by and between Audible Inc., and Audible GmbH dated October 5, 2006
10.50	First Amendment to the Master Alliance Agreement by and between Audible Inc., France Loisirs S.A.S. and Audio Direct S.A.S. dated September 15, 2006
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDIBLE, INC.
By:	/s/ Andrew P. Kaplan
Name:	Andrew P. Kaplan
Title:	Executive Vice president and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 8, 2006