Form 10-K
period 2006-12-31
AUDIBLE INC
filed 2007-04-02
CIK 1077926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
☒	THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 000-26529

AUDIBLE, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3407945 (I.R.S. Employer Identification Number)

1 WASHINGTON PARK NEWARK, NEW JERSEY (Address of principal executive offices)	07102 (Zip Code)

(973) 820-0400
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:

None	None

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
Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]   Accelerated filer [x]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $115,238,511 based upon the closing price on the The NASDAQ Stock Market LLC on the last business day of the registrant's most recently completed second fiscal quarter. (Based upon the closing price of $9.09 per share on June 30, 2006).

As of March 29, 2007, 24,242,400 shares of common stock of the Registrant were outstanding.

Documents Incorporated by Reference
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of shareholders to be held June 20, 2007.

AUDIBLE, INC.
FORM 10-K

PART I

Item 1. Business.

Overview

We are a leading provider of spoken audio entertainment, information, and educational programming on the Internet. We specialize in the spoken word experience, providing digital audio editions of books, newspapers and magazines, television and radio programs, and original programming. Our service provides a way for individuals to consume audio content at times when it is challenging to read, such as when driving, exercising or performing consistent simple handwork, and it also provides listeners with the opportunity to simply enjoy what they want, when they want.

Consumers shop, purchase and download audio content from our Web sites www.audible.com (United States) and www.audible.co.uk (United Kingdom), and from the Web sites of our related parties www.audible.de (Germany) and www.audible.fr (France), directly to personal computers for listening in a variety of ways. Most of our customers download audio to their PCs and Macs and then transfer the audio to MP3 players, personal digital assistants (PDAs), or to smart mobile devices (SMDs) for listening while not connected to a computer. Others transfer, or “burn”, the content to audio CDs, while some customers simply listen at their computers or through a digital home entertainment network. Our customers can also have their audio content wirelessly delivered to their SMDs every day, taking the computer out of the equation. Our digital downloads are available on Amazon.com, and we are the exclusive supplier of audiobooks at the Apple iTunes Store (“iTunes”) through a contract that extends through September 30, 2010.

In addition to the desirability of our content, we offer customers value, convenience and flexibility. Our customers have the option to buy our content either a la carte, or to join any one of our AudibleListener membership plans that offer significant savings from what consumers typically will find at other traditional or online retail stores. AudibleListener membership plans provide customers with access to a 30% discount on any individual content purchase, exposure to periodic sales, and member-only free content offerings all for the low price of $9.95 per year. Customers can also join the AudibleListener Gold or Platinum membership plans for a fixed monthly or annual fee that provides them with a predetermined number of credits to be used for downloading audio content. Some of these credits may be rolled over month to month, should members elect to do so. In addition to our AudibleListener membership plans, our customers may also subscribe to any one of nearly 50 daily, weekly or monthly subscription products.

On our Web sites, customers can select from more than 127,000 hours of audio content, comprising of 37,000 different programs. Our selection of audio in our stores ranges from over 14,800 audiobooks and performances, to audio editions of national periodicals such as The New York Times, The Wall Street Journal, Forbes, The New Yorker and Scientific American, to radio and TV programming such as The Ricky Gervais Show, Car Talk, The Bob Edwards Show, Opie & Anthony and Charlie Rose. Language instruction, personal development, stand-up comedy, children's audio, study guides, historic speeches and readings, fiction, business, mystery and romance are only some of the categories of listening available to our customers.

Another important element of our success is our ability to build strong strategic relationships throughout the emerging market for handheld devices that play digital or compressed audio. Our AudibleReady® initiative was designed to exploit this market by entering into multiple technology and co-marketing relationships with companies that manufacture digital audio-enabled devices. The AudibleReady brand exists as a standard for digital downloads and playback that ensures interoperability between the Audible service and digital audio-enabled devices.

Consumers are able to enjoy our digital content on more than 570 different mobile devices made by more than 60 manufacturers. These devices include MP3 players, PDAs, SMDs, or entertainment systems made by companies such as Apple, Creative Labs, Dell, Hewlett-Packard, Motorola, Oakley, Palm, Philips, Samsung, SanDisk, Sonos, and Thomson. Our device manufacturing partners support us by including our AudibleReady software on their devices. They may also include audio samples on the device, insert marketing brochures in device boxes, provide point-of-purchase sales support, after-market promotions, and web-based and e-mail customer outreach. Frequently, we also enter into agreements to reimburse customers a portion of their purchase price for the devices if they enter into agreements to subscribe to our services for a specified period. Our relationships enable us to work with original equipment manufacturers of mobile audio devices, original design manufacturers, and integrated circuit vendor partners to simplify and rapidly adopt our technology for use in electronic devices with digital audio capabilities.

Since launching our service in 1997, over 1,166,000 customers from approximately 174 countries have purchased content from us, and hundreds of thousands more have purchased our content at iTunes. We acquire new customers through a variety of marketing and public relations methods, including e-mail, targeted Web advertising, paid and natural search, word-of-mouth, marketing strategic partnerships with device manufacturers and retailers, targeted radio advertising, content-based public relations and other online and traditional promotions. Beyond leveraging our first-to-market technology in the English language, together with our joint venture partners, we launched the German language version of the Audible service (www.audible.de) in December 2004. We have also entered into a license and service agreement to support a French language version of the Audible service (www.audible.fr), which launched in the first quarter of 2005. In February 2005, we established our wholly-owned subsidiary in the United Kingdom, known as Audible UK (www.audible.co.uk), which began commercial operations in June 2005. During 2005, we established a presence in Japan to support the procurement of Japanese audio content for delivery at iTunes Japan.

During 2005, we launched Audible®Education, which we established to focus on the educational market. Audible®Education is a mobile learning service for students, parents, educators and professionals with the mission of building literacy, developing study skills, improving learner comprehension, and expanding one’s knowledge through listening to downloadable digital content. Through a strategic partnership with Pearson Education, Audible developed and launched VangoNotes (www.vangonotes.com), study guides tied chapter-by-chapter to top college textbooks, in the fall of 2006. Over 70 guides are now marketed by Pearson and us directly to students, and more guides are being developed in 2007.

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

Industry Background

Demand for new sources of entertainment, information and educational programming continues to grow as the quantity and variety of content and its sources proliferate. Veronis Suhler Stevenson, a leading media entertainment firm, estimates that total communications spending in the U.S. was nearly $900 million in 2005, and forecasts the market to increase to more than $1.2 trillion by the end of 2010. Although digital media continues to be a growth driver of this industry at the margin, we see the “marketplace for words” making up approximately 20% of the U.S. communications market when considering books, newspapers, magazines, radio and certain sectors of the TV industry.

A significant catalyst to the digital media industry has been the proliferation of mobile digital players, ranging from iPods to PocketPCs and Palms to SMDs. Apple alone sold nearly 39 million iPods worldwide in 2006, reflecting annual growth of nearly 22%. On the horizon are SMDs, where global shipments continue to grow in the high double digits. We currently expect that by the end of 2009, SMDs will have become the device of choice for our customers in receiving and consuming our content.

Driving these trends is the increasing consumer need for content on the go, whether entertainment, information or education. In today's world, demand for increased productivity and efficiency and long hours of commuting continue to take away from leisure time and preferred media consumption, whether in the form of books, magazines, newspapers, radio shows or TV programming. According to the 2000 United States Census, 97 million people drive to and from work alone, an increase of 15% from 1989. In 2005, the U.S. Census Bureau reported that Americans spent more than 100 hours per year commuting to work, with the average daily commute lasting about 24.3 minutes. As individuals look to use their commuting time more efficiently and manage an increasing amount of available content, digital audio content has emerged as a personalized “pay-to-listen” alternative to radio, because radio does not allow listeners to control when they listen to a particular program.

The Internet has emerged as a powerful global communications and entertainment medium, giving millions of people the ability to access large amounts of valuable information and media in a timely fashion. As of October 2006, Nielsen//NetRatings estimated that there were 209 million Internet users in the U.S., representing 70% of the population of the country. The Pew Internet & American Life Project estimated that by the end of June 2005, 53% of all Internet users in the U.S. were connected via broadband, which allows for more convenient and faster downloading of digital media.

Currently, we are focused on three device categories for the AudibleReady initiative. The two primary categories are commonly referred to as MP3 players and PDAs. The emerging device category is smart mobile devices, commonly known as “smartphones” or SMDs, because they combine the function of PDAs such as on-board memory, and the ability to play digital audio with cellular phone services.

The Consumer Electronics Association projects that MP3 players will account for 90% of the $6 billion in revenues for the portable entertainment market. 34 million MP3 players shipped in 2006 and an additional 41 million are expected to ship in 2007. While IDC reported cell phone makers shipped more than 1 billion handsets for the first time in 2006, driven by a strong holiday season in which shipments rose nearly 20% to a record 295 million devices.

According to Jupiter Research, a leading business intelligence provider, as the MP3 market moves beyond early adopters who purchase multiple devices and upgrade regularly, the user base will steadily increase from 37 million in 2006 to over 100 million in 2011. At the same time, we estimate that global SMDs grew by more than 70% in 2005 and we anticipated similar, if not stronger, growth in 2006. As global consumer demand for SMDs continues, we continue to expect that by the end of 2009, SMDs will become the device of choice for our customers in receiving and consuming our content.

Over the past ten years the Internet has been increasingly accepted as a media distribution channel for consumers and businesses. This, coupled with the dramatic growth of broadband connectivity and the widespread adoption of audio-enabled mobile devices, has provided an opportunity to deliver audio digital content to consumers. This opportunity is not, however, without its challenges. These challenges include refining a system for selling media over the Internet, and compensating publishers and other content creators for quality entertainment and information, while preventing unauthorized duplication and distribution. These challenges present an opportunity for a content creator, aggregator and distributor to establish a secure technology system and an attractive consumer service focused on the delivery of premium audio content.

Our Solution

We have created the Audible service to give consumers the ability to download spoken digital content of their choice and to listen to this content when and where they want. The Audible service addresses the market opportunity created by consumer demand for audio content, the emergence of the commercial Internet and the availability of a wide range of mobile, audio-enabled digital devices. We created the first service and platform for secure, digital delivery of premium spoken audio content over the Internet for playback on personal computers and mobile devices. Our service allows customers to program their listening time with personalized selections from a wide collection of spoken audio available at our Web sites, including entertainment, news, education and business information. We believe that we have assembled the largest and most diverse collection of premium spoken audio available for download on the Internet for playback on personal computers, handheld digital audio players, or to burn to CD for playback on a CD player.

We believe that our extensive spoken audio collection and our secure delivery system provide benefits to our customers, content providers, manufacturers of AudibleReady handheld electronic devices and other partners that they would not find anywhere else.

Benefits to Customers

Unlike the traditional methods in which customers select, organize and consume spoken audio content, our customers can access spoken audio content of their choice and listen when, where, and how they want - whether commuting, exercising, relaxing or sitting at their personal computers. They can also do this at an unmatched value.

Selection

At our Web sites, www.audible.com and www.audible.co.uk, and the Web sites of our related parties, www.audible.de and www.audible.fr, customers can browse and purchase from a large and diverse collection of readily available premium spoken content, most of which is only available through us for Internet distribution pursuant to exclusive arrangements. Our collection currently consists of more than 37,000 programs, over 14,800 of which are digital audiobooks in a wide variety of categories. This represents an increase of over 9,000 programs and 2,500 audiobooks in the past year. These offerings include timely digital spoken editions of leading newspapers and selected periodicals and popular and special interest radio and TV programming, including interviews and commentaries. During 2006, we recorded an unabridged audio version of the Iraq Commission’s report within 24 hours of its publication. Our collection also contains selections that are difficult to find or may not otherwise be readily or conveniently available to consumers elsewhere. Additionally, many of these audiobooks and publications are available at iTunes online stores in over 22 different countries.

Convenience

Our Web sites provide customers with one-stop shopping for their premium digital spoken audio. Our customers can browse and sample spoken audio selections through our easy-to-navigate Web sites. They can enroll in AudibleListener monthly or annual membership plans, where depending on the plan, the customer may receive a prescribed number of credits, entitling them to download content of their choice. Our customers may choose automated delivery of timely audio content on a subscription basis. Unlike traditional and online bookstores, which are subject to physical inventory constraints and shipping delays, we are never “out of stock” and we provide a service that is readily available in digital format and can be quickly delivered over the Internet directly to our customers.

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

Value

We provide customers with what we believe is a strong value proposition in our AudibleListener membership plans, where for a fixed monthly or annual fee, the customer may download a prescribed number of audio titles of their choice. Individual titles, at our list price, are typically priced 20% to 30% less than the same audiobook in the cassette or CD format, and if purchased within an AudibleListener membership plan, discounts on individual titles can be up to 70% compared to the price of the audiobook in the cassette or CD format.

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

Device Manufacturers

Major manufacturers of audio-enabled digital players, such as Apple, Creative Labs, Dell, Hewlett-Packard, Motorola, Palm, Samsung, SanDisk, Thomson, and Toshiba have agreed to support and promote the secure playback of our content on their devices. In addition, during certain promotion periods, new customers who agree to join an AudibleListener membership plan for a set period of time have the option to receive Apple's iPod digital audio player. Our service provides these manufacturers with an attractive application that takes advantage of the audio capability of their digital audio devices, which may in turn increase their sales. In most cases, these manufacturers receive a percentage of the revenue generated over a specified period of time by each new customer referred by them. Such costs are recorded in marketing expenses.

Companies That Distribute Our Products or Promote Our Service

We have entered into marketing agreements with a number of strategic partners, including but not limited to Amazon.com, Apple, AOL, Best Buy, Dow Jones (The Wall Street Journal), The New York Times Company, Palm and SanDisk, to promote our content to their customers, either directly or indirectly. We have agreed with these companies to compensate them from sales of our content to their customers. In return, we have access to additional distribution channels.

Audible's Strategy

Our objective is to enhance our position as the leading provider of premium spoken content on the Internet. Key elements of our strategy to achieve this goal include:

Increase Brand Awareness

We seek to make “Audible” a more recognizable brand. We are working to enhance Audible's brand awareness and affinity and, in turn, increase visitors to and purchases on our Web sites by focusing our marketing efforts on online initiatives, as well as co-marketing agreements. Online initiatives include a wide range of promotional vehicles that we use to communicate with existing and prospective customers. Our co-marketing agreements and business relationships with our content partners, cable television operators, CD burning software providers, retail partners, iTunes, Amazon.com and AudibleReady player manufacturers are key elements of our plans to make potential customers aware of, and to encourage them to use our service. We continue to seek to enter into agreements with content providers as well as owners of Internet portals and e-commerce sites to promote the Audible service to Internet users.

Expand Content Collection

We plan to acquire more digital distribution rights to audio versions of books, newspapers, radio and TV broadcasts, magazines, journals, newsletters, conferences, theatrical performances, stand-up comedy, lectures, and speeches, as well as other educational and original programming. With selected content providers, we plan to create additional timely digital audio editions of newspapers, periodicals and other content not otherwise available to consumers in audio format. We intend to continue to differentiate our service by expanding our collection of exclusive, original and topic-specific content, building a collection unconstrained by traditional physical inventory concerns.

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

Continue To Improve the Customer Experience

In 2005, we launched a redesigned Web site and new AudibleListener membership plans aimed at making the Audible service more flexible and increasingly easy for customers to use and personalize. We intend to continue to take advantage of the efficiency of our online distribution system to offer various pricing, membership, and subscription models designed to maximize customer satisfaction and to generate recurring revenue. We continue to enhance our Web sites to make it easier for customers to find specific selections and to actively suggest selections that might be of interest to them based on their prior purchasing patterns. Also in 2005, we enhanced our AudibleManager software to make it simpler for customers to manage their personal audio content selections and automate downloads and transfers of content to mobile players. We also provide customer service via telephone and e-mail. During 2006, we added a recommendation engine that provides Audible customers with suggestion for content that may interest them based on past purchases or queries of our database.

Continue International Expansion

In December 2004, together with our joint venture partners, we launched Audible Germany, a German language version of the Audible service. We have also entered into a license and service agreement to support a French language version of the Audible service, which launched in the first quarter of 2005. In February 2005 we established Audible UK, a wholly-owned subsidiary in the United Kingdom (www.audible.co.uk), which began commercial operations in June 2005. We also began selling local content in Japan in 2005 through iTunes. Including these countries, iTunes was selling Audible content in 21 countries in addition to the U.S. in December 2006. Prospectively, we will continue to leverage our resources to build the existing international Web sites, obtain international content and work toward expanding into additional countries.
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

Web sites

There are Audible-branded Web sites in the U.S., the United Kingdom, Germany and France. Our U.S. Web site, www.audible.com, offers a large and diverse selection of premium digital spoken content in a secure format for download by customers. Visitors can browse, search for, sample, purchase, subscribe to, schedule, stream and download digital audio content. Customers can also contribute reviews and rate the content at www.audible.com, which other customers may use as part of their purchasing decision. One hour of spoken audio in Audible's most popular format, requires about eight megabytes of storage, and downloads to a listener's computer in approximately ten seconds using a high speed Internet connection. It then requires less than thirty seconds to transfer the content from the computer to an AudibleReady player. Customers are offered up to four different fidelity options, allowing them to trade off between fidelity and speed of download from the Internet.

Digital Audio Content

We currently offer digital spoken content, in four major categories:

·
Audiobooks. We offer a wide selection of audiobooks, in both abridged (typically three to 10 hours long) and unabridged (typically five to 20 hours long) versions, read by the authors or by professional narrators.

·
Timely audio editions of print publications. Our service enables the timely distribution of audio editions of newspapers, magazines and newsletters previously available only in print. We offer a daily spoken digest edition of The New York Times and selected audio content from The Wall Street Journal. We also offer audio editions of Forbes, The New Yorker, Scientific American, Science News, Harvard Management Update, Harvard Health Letter, and others.

·
Radio and TV broadcasts. We offer popular and special-interest public radio and TV programs shortly after they are originally broadcast so customers have the flexibility to listen to these programs when and where they want. We offer audio versions of broadcasts such as This American Life, Fresh Air, Marketplace, The News from Lake Wobegon, Car Talk, The Bob Edwards Show, Opie & Anthony, The Ricky Gervais Show and Charlie Rose.

·
Lectures, speeches, performances and other audio. We offer a broad selection of lectures, speeches, dramatic and comedic performances, educational and self-improvement materials, religious and spiritual content, and other forms of spoken content, many of which are difficult to find from any other source.

We currently have licensed Internet distribution rights to audio content from almost 400 publishers, producers of radio and TV content and other content creators. Our license agreements are typically for terms of one to five years, and many provide us with exclusive Internet distribution rights. Under these licensing arrangements, we pay the content creator a royalty from the sale of that content creator’s contents, based on either a fixed royalty amount or a percentage of net revenue. In some of our arrangements, we pay a guaranteed advance against the content creator's royalty earned.

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

AudibleManager enables customers to download and listen to spoken content and transfer it to AudibleReady players for mobile playback. AudibleManager implements Audible's security system for ensuring that downloaded content is playable only by authorized players and devices. AudibleManager can also be used to organize individual selections, to specify listening preferences, to manage delivery options for subscriptions, and to burn purchased audio to audio CDs. Selections that exceed playback time limitations on a customer's handheld electronic device can be listened to over successive sessions by reconnecting the player to the customer's personal computer and initiating a synchronization command that automatically replaces the sections that have been played with new content.

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

AudibleReady Devices

AudibleReady devices are personal computers, mobile devices, SMDs or entertainment systems that have speakers or audio output jacks and can play back content offered on the Audible service. The AudibleManager, AudiblePlayer, and AudibleAir software enable these devices to receive and play back Audible content and are available for download for free from our Web site. Several device manufacturers have bundled the AudibleManager and AudiblePlayer software with their devices. The audio output jack of these players can work with headphones, an FM transmitter, or a cassette adapter to enable the content to be played through a car stereo system. Audible customers may also burn their audio to CDs for listening through a CD player. The Apple iTunes jukebox software incorporates AudibleReady features to enable owners of personal computers and Apple iPods to download and listen to spoken audio from our Web site.

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

We have formed co-marketing relationships with a number of consumer electronics and computer companies to promote AudibleReady electronic devices and our content to consumers. The device manufacturers are generally required to promote the Audible service through a variety of means, which may include (1) providing audio samples, (2) displaying the AudibleReady logo on the outside of the player packaging, (3) including our brochures inside the player packaging and (4) referring to Audible and AudibleReady in their software, brochures and manuals. In most cases, the device manufacturers receive a percentage of the revenue related to the content purchased by owners of their AudibleReady devices. These revenue sharing arrangements typically last one or more years from the date the device owner becomes an Audible customer.

Other Services

We also provide the Audible service to over 20 public library and school library systems.

Competition

The market for the sale and delivery of digital spoken content is competitive and rapidly changing. Principal competitive factors in the spoken audio content market include:

·	Price
·	Selection
·	Speed of delivery
·	Protection of intellectual property
·	Timeliness
·	Convenience
·	Functionality
·	Sound quality

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

We directly compete with (1) traditional and online retail stores, catalogs, clubs and libraries that sell, rent or loan audiobooks on cassette tape or compact disc, (2) Web sites that offer streaming access to spoken audio content using tools such as RealPlayer or Windows Media Player, (3) Web sites that offer free podcasts, and (4) other companies vying for consumers' time, such as satellite radio, as well as digital music streaming, podcasting and download services.

Audiobooks on cassette tape or compact disc have been available from a variety of sources for a number of years. Traditional bookstores, such as Borders and Barnes & Noble, and online bookstores, such as Amazon.com and bn.com, offer a variety of audiobooks. The Audiobook Club offers discounted audiobooks by mail order. Various rental services offer low pricing for time-limited usage of physical audiobooks on tape or CD, and libraries loan a limited selection of audiobooks. The online service soundsgood.com offers digital downloads of spoken audio and supplies MSN Music with spoken audio content. One or more of these competitors may develop a competing electronic service for delivering audio content.

Companies and portal companies including AOL, Amazon.com or Yahoo! may in the future compete directly with us by selling premium spoken audio content for digital download. Competition from Web sites that provide streaming audio content is intense and is expected to increase significantly in the future. Online music services such as Napster, Sony Connect and Real Network's Rhapsody offer a wide selection of streaming and downloadable music content. Other companies have announced their intention to launch music services in the future.

Content providers and other media companies may choose to provide digital spoken audio content directly to consumers. In addition, a small number of companies control primary or secondary access to a significant percentage of Internet users and, therefore, have a competitive advantage in marketing to those users. These providers could use or adapt their current technology, or could purchase technology, to provide a service that directly competes with the Audible service.

We also expect competition to intensify and the number of competitors to increase significantly in the future as technology advances, providing alternative methods to deliver digital audio content through the Internet, satellite, wireless data, digital radio or other means.

Intellectual Property and Proprietary Rights

We rely on a combination of patent, copyright and trademark laws, trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights, each of which is important to our business. We continuously assess whether to seek formal protection for particular innovation and technologies. Our success depends in part on our ability to protect our proprietary technologies.

We hold 10 issued U.S. Letters patents and certain issued and pending corresponding foreign counterparts and other pending U.S. patent applications. Our pending or future patent applications may not be approved and the claims covered by our applications may be limited in scope. If allowed, our patents may not be of sufficient scope or strength, and others may independently develop similar technologies or products. Further, patents held by third parties may prevent the commercialization of products incorporating our technologies or third parties may challenge or seek to narrow, invalidate or circumvent any of our pending or future patents. We also believe that foreign patents, if obtained, and the protection afforded by such foreign patents and foreign intellectual property laws may be more limited than that provided under U.S. patent and intellectual property laws.

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

In addition, we license certain technology from others, including elements of our compression-decompression technology that we incorporate into the Audible system. If these technologies become unavailable to us, it may become necessary to license other technology, which may require us to redesign our system and recode our content to a certain extent. In some instances, licenses may not be available, either on commercially reasonable terms or at all. Whenever licenses are granted, it cannot be determined with certainty that infringement or invalidity claims arising from the incorporation of licensed technology and/or resulting from these claims will not be asserted or prosecuted against us.

From time to time, as is typical in the electronic content industry, we receive notice from third parties alleging that our products or processes infringe the third parties’ intellectual property rights. If we are unable to obtain a necessary license, and one or more of our products or processes are determined to infringe intellectual property rights of others, a court might enjoin us from further manufacture and/or sale of the affected products. In that case, we would need to re-engineer the affected products or processes in such a way as to avoid the alleged infringement, which may or may not be possible. An adverse result in litigation arising from such a claim could involve an injunction to prevent or impede the effective delivery of our products to our customers, and/or the assessment of a substantial monetary award for damages related to past sales. Any such litigation, regardless of outcome, could be expensive and time-consuming, and adverse determinations in any such litigation could seriously harm our business. In addition, we may incur significant legal costs to assert our intellectual property rights when we believe our products or processes have been infringed by third parties.

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

We provide a limited indemnification for certain business partners against intellectual property infringement claims related to our products and services. In certain cases, there are limits on and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. To date, we have not incurred any significant indemnification expenses relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements, and accordingly, we have not accrued any amounts for our indemnification obligations.

We believe that building awareness of the Audible®, audible.com®, and AudibleReady® brand names is important to achieving widespread acceptance of our service by customers, content providers, device manufacturers, and marketing and distribution companies with which we have business relationships. To promote our brands, we intend to continue to register, maintain, and enforce our registrations and other rights in these marks in the markets where we do business and plan to expand. However, if we fail in our efforts to promote and maintain our brand names, our business, operating results and financial condition could be materially adversely affected.

We also license some of our intellectual property to others, including our AudibleReady® technology and various trademarks and copyrighted material. While we attempt to ensure that the quality of our brand is maintained, others might take actions that materially harm the value of either these proprietary rights or our reputation.

Employees

As of December 31, 2006, we had a total of 152 employees in the United States and United Kingdom: 85 in operations, 27 in technology and development, 25 in marketing, and 15 in general and administrative. None of our employees are members of a union and our relationship with our employees is good.

We are a Delaware corporation that was incorporated in November 1995. Our principal executive offices are located at a 49,600 square foot office and recording studio facility at 1 Washington Park Newark, NJ 07102. We relocated to this space in February 2007 from a facility at 65 Willowbrook Boulevard Wayne, NJ 07470. Our telephone number is (973) 820-0400. Our Internet address is www.audible.com. Our Web site is not part of this annual report.

We make available free of charge, on or through the investor relations section of our Web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These filings also are available on the SEC's Web site at www.sec.gov.

Item 1A. RISK FACTORS

Our business is subject to a number of risks discussed below or appearing or incorporated by reference in this annual report.

We have limited revenue, we have a history of losses, and we may not be profitable in the future.

Although we had income from operations of $1.1 million in 2004, we had losses from operations of $3.5 million and $12.0 million in 2005 and 2006. We can not assure you when we will become profitable again, or if we do so, whether we will maintain profitability.

We are highly dependent upon the sales of our audio content through the Apple iTunes Store. During 2006, approximately 24% of our revenues were generated by selling our audio content through the Apple iTunes Store. We cannot assure you that customers visiting the iTunes Store will continue to purchase the audio content that we provide.

We have identified material weaknesses in internal control over financial reporting which may adversely affect our operations.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on management's assessment of the effectiveness of our internal control over financial reporting. Additionally, our independent registered public accounting firm is also required to issue a report on management's assessment of, and the effective operation of, our internal control over financial reporting.

During our 2006 compliance efforts, we identified material weaknesses involving ineffective execution of non-routine contracts, inadequate financial information and communication, ineffective review of account analyses, and inadequate identification and analysis of international non-income tax related matters. See Item 9A of our Annual Report for 2006 for additional details regarding these material weaknesses. As a result, our independent registered public accounting firm issued an adverse opinion on the effectiveness of internal control over financial reporting.

Although we are in the process of implementing new controls to remediate these material weaknesses, we cannot assure you that any of the measures we implement will effectively mitigate or remediate such material weaknesses.

Ongoing compliance with Section 404 and remediation of any additional deficiencies, significant deficiencies or other material weaknesses that we or our independent registered public accounting firm may identify, will require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy potential future deficiencies will effectively mitigate or remediate such deficiencies. In addition, we cannot assure you that we will be able to complete the work necessary for our management to issue its annual management report for 2007 or in future years. We also can give no assurance that our independent registered public accounting firm will agree with our management's assessment in future years.

If too many AudibleListener members refrain from using their audio credits on a timely basis, there will be a delay in recognizing the revenue until the credits are either used or expire.

The AudibleListener plans implemented in late 2005 include the ability for AudibleListener members to roll over a certain number of audio credits and download audio later in their membership periods. To the extent AudibleListener members roll over audio credits, the cash received from the sale of those audio credits will be reflected as deferred revenue. As the rolled-over credits are used to download audio or expire, the value of the credits will be recognized as revenue. If a significant number of AudibleListeners delay in using their audio credits, the recognition of revenue related to those audio credits will be delayed and can adversely affect our operating results.

If our efforts to attract new AudibleListeners are not successful, our revenues will be affected adversely.

We must continue to attract new AudibleListeners. In December 2005, we launched a redesigned Web site and new AudibleListener membership plans aimed at making the Audible service more flexible and convenient for our customers. We continue to evaluate our membership plans and may make modifications in the future if we believe that those modifications will be beneficial. If consumers do not perceive our new AudibleListener plans to be of value, we may not be able to retain our AudibleListener customers or attract additional AudibleListeners, and as a result, our revenues will be affected adversely. The funds we spend on marketing and promotional activities to acquire new members reflect assumptions about how many members we can acquire and how long they will remain members. If our actual experience falls short of our assumptions, our revenue and profit will be materially affected.

If we experience excessive rates of churn, our revenues may decline.

We must minimize the rate of loss of existing AudibleListeners while adding new AudibleListeners. AudibleListeners cancel their memberships for many reasons, including reasons related to changes in the available time they have for listening to spoken audio, a perception that they are not using their membership effectively, customer service issues that are not satisfactorily resolved, or competitive service offerings in this or other media, including the availability of free podcasts. We must continually add new AudibleListener members both to replace members who cancel and to grow our business beyond our current AudibleListener membership base. If too many AudibleListener members cancel their memberships, or if we are unable to attract new members in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of AudibleListener members cancel their memberships, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these members. While our monthly churn rate significantly decreased during 2006, we cannot assure you that we will be able to sustain these lower rates.

The market for our service is uncertain and consumers may not be willing to use the Internet to purchase spoken audio content, which could cause our business to grow more slowly.

There can be no assurance that our current business strategy will enable us to achieve profitable operations. While the downloading of audio content from the Internet as a method of distribution is gaining acceptance, growth and continued market acceptance is highly uncertain, particularly in Germany, France, and the UK. Our success will depend in large part on more widespread consumer willingness to purchase and download spoken audio content over the Internet. Purchasing this content over the Internet involves changing purchasing habits, the willingness of consumers to engage in downloads, and if consumers are not willing to purchase and download this content over the Internet, our revenue will be limited, and our business will be materially adversely affected. We believe that acceptance of this method of distribution may be subject to network capacity constraints, hardware limitations, company computer security policies, the ability to change user habits, and the quality of the audio content delivered. While we believe we have had some measure of success in gaining market acceptance of this method of distribution, including through our sales of content at the Apple iTunes Store, there can be no assurance that this will continue or that we will be able to gain market acceptance in Germany, France, or the UK. It is also possible that in certain circumstances we will be unable to provide content requested by Apple, in which case Apple may elect to attempt to source that content on its own.

We may not be able to license or produce sufficiently compelling audio content to attract and retain customers and grow our revenue.

Our future success depends upon our ability to accumulate and deliver premium spoken audio content over the Internet. If we are unable to obtain licenses from the creators and publishers of content, including foreign language content, to have that content available on our Web site on terms acceptable to us, or if a significant number of content providers terminate their agreements with us, we would have less content available for our customers, which would limit our revenue growth and materially adversely affect our financial performance. Although we currently collaborate with the publishers of periodicals and other branded print materials to convert their written material into original spoken audio content, the majority of our content originates from producers of audiobooks, radio broadcasts, and other forms of spoken audio content. We are also seeking to increase the availability of foreign language content on www.audible.de and www.audible.fr as well as international content for these and www.audible.co.uk. Although many of our agreements with content providers are for terms of one to five years, our content providers may choose not to renew their agreements with us or may terminate their agreements early if we do not fulfill our contractual obligations. We cannot be certain that our content providers will enter into new agreements with us on the same or similar terms as those currently in effect, or that additional content providers will enter into agreements on terms acceptable to us.

If manufacturers of electronic devices do not manufacture, make available or sell a sufficient number of products suitable for our service, our revenue may not grow.

If manufacturers of electronic devices do not manufacture, make available, or sell a sufficient number of players promoted as AudibleReady, or if these players do not achieve sufficient market acceptance, we will not be able to grow revenue, and our business will be materially adversely affected. Manufacturers of electronic devices have experienced delays in their delivery schedule of their digital players due to parts shortages and other factors. Although the content we sell can be played on personal computers, we believe that a key to our future success is the ability to playback this content on handheld electronic devices that have digital audio capabilities. We depend in large measure on manufacturers, such as Apple, Creative Labs, Sandisk and Palm to develop and sell their own products and promote them as AudibleReady.

We must establish, maintain and strengthen our brand names, trademarks and service marks in order to acquire customers and generate revenue.

If we fail to promote and maintain our brand names, our business, operating results and financial condition could be materially adversely affected. We believe that building awareness of the “Audible,” “Audible.com” and “AudibleReady” brand names is critical to achieving widespread acceptance of our service by customers, content providers, device manufacturers and marketing and distribution companies with which we have business relationships. To promote our brands, we will need to increase our marketing expenditures and continue to register, maintain and enforce our registrations and other rights in these marks in the markets where we do business and plan to expand.

Increasing availability of digital audio technologies may increase competition and reduce our revenue, market share and profitability.

If we do not continue to enhance our service and its capabilities and develop or adapt to new technologies, we will not be able to compete with new and existing distributors of spoken audio content. As a result, we may lose market share and our business would be materially adversely affected. The market for the Audible service is rapidly evolving and intensely competitive. We expect competition to intensify as advances in and standardization of digital audio distribution, download, security, management and playback technologies reduce the cost of starting a digital audio delivery system or a service that gathers audio content. To remain competitive, we must continue to license or develop technology internally that will enhance the features of the Audible service, our software that manages the downloading and playback of audio content, our ability to compress audio files for downloading and storage, and our security and playback technologies. Increased competition is likely to result in price reductions, reduced revenues, higher customer cancellation rates, higher content licensing costs, higher marketing costs and loss of market share, any of which could materially adversely affect our financial performance.

Our industry is highly competitive and we cannot assure you that we will be able to compete effectively.

We face competition in all aspects of our business and we cannot assure you that we will be able to compete effectively. We compete for consumers of audio content with other Internet-based audio distributors and distributors of audio on cassette tape or compact disc. We compete with others for relationships with manufacturers of electronic devices with audio playback capabilities. The business of providing content over the Internet is experiencing rapid growth and is characterized by rapid technological changes, changes in consumer habits and preferences, and new and established companies entering the field. We compete with (1) traditional and online retail stores, catalogs, clubs, and libraries that sell, rent, or loan audiobooks on cassette tape or compact disc, such as Audio Book Club, Borders, Barnes & Noble, and Amazon.com, (2) Web sites, including iTunes, that offer podcasts and streaming access to spoken audio content, (3) other companies offering services similar to ours, such as soundsgood.com, spokennetwork.com, Simply Audiobooks, and LearningOutLoud (4) online companies such as Google, America Online, Yahoo!, and Microsoft Network, with the potential to offer spoken audio content. Many of these companies have financial, technological, promotional, and other resources that are much greater than those available to us and could use or adapt their current technology, or could purchase technology, to provide a service directly competitive with the Audible service.

Capacity constraints and failures, delays, or overloads could interrupt our service and reduce the attractiveness of our service to existing or potential customers.

Any capacity constraints or sustained failure or delay in using our Web site could reduce the attractiveness of the Audible service to consumers, which would materially adversely affect our financial performance. Our success depends on our ability to electronically, efficiently and with few interruptions or delays distribute spoken audio content through our Web site to a large number of customers. Accordingly, the performance, reliability and availability of our Web site, our transaction processing systems and our network infrastructure are critical to our operating results. We have experienced periodic systems interruptions including planned system maintenance, hardware and software failures triggered by high traffic levels and network failure in the Internet and our Internet service providers. We believe the complexities of our software and hardware mean that periodic interruptions to our service are likely to continue. A significant increase in visitors to our Web site or simultaneous download requests could strain the capacity of our Web site, software, hardware and telecommunications systems, which could lead to slower response times or system failures. These interruptions may make it difficult to download audio content from our Web site in a timely manner. Moreover, the success and the availability of Audible’s services depends largely in part upon the continued growth and maintenance of the Internet infrastructure, including but not limited to; architecture, network, data capacity, protocols and security. Viruses spam and other acts of intentional malevolence may affect not only the Internet’s speed, reliability and availability but also its continued method of electronic commerce, information and user engagement. If the Internet proves unstable and connate withstand the new threats and increased demands placed upon it, our business, Web sites and revenues could be adversely affected.

We could be liable for substantial damages if there is unauthorized duplication of the content we sell.

We believe that we are able to license premium audio content in part because our service has been designed to reduce the risk of unauthorized duplication and playback of audio files. If these security measures fail, our content may be vulnerable to unauthorized duplication playback. If others duplicate the content we provide without authorization, content providers may terminate their agreements with us and hold us liable for substantial damages. Although we maintain general liability insurance and insurance for errors or omissions, we cannot assure you that the amount of coverage will be adequate to compensate us for these losses. Security breaches might also discourage other content providers from entering into agreements with us. We may be required to expend substantial money and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches.

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

If the Internet develops more slowly than we expect as a commercial medium, our business may also grow more slowly than we anticipate, if at all. Our success will depend in large part on the continued increase in the number of consumers who use of the Internet. There are critical issues concerning the commercial use of the Internet which we expect to affect the development of the market for the Audible service, including:

·	Secure transmission of customer credit card numbers and other confidential information
·	Reliability and availability of Internet service providers
·	Cost of access to the Internet
·	Availability of sufficient network capacity
·	Ability to download audio content through computer security measures employed by businesses

The loss of key employees could jeopardize our growth prospects.

The loss of the services of any of our executive officers or other key employees could materially adversely affect our business. Our future success depends on the continued service and performance of our senior management and other key personnel, particularly Donald R. Katz, our Chairman and CEO. We have employment agreements with all of our executive officers. We maintain a $2.5 million key-man life insurance policy on Mr. Katz.

Our inability to hire new employees may hurt our growth prospects.

The failure to hire new personnel could damage our ability to grow and expand our business. Our future success depends on our ability to attract, hire, and retain highly skilled financial, technical, managerial, editorial, marketing, and customer service personnel, and competition for these individuals is intense.

Our new facility in Newark may not lead to an increase in operational efficiencies or employee performance.

We have recently relocated our headquarters approximately 17 miles to a new facility in downtown Newark, New Jersey. The facility provides us more space, better studios, better access to telecommunications and mass transportation facilities and is closer to New York City. Nevertheless, the relocation of a facility may lead to employee turnover, disruption of certain supplier relationships and a slowdown in responsiveness to customer contacts. This may lead to a reduction in service levels which could adversely affect our financial performance.

Our common stock has been relatively thinly traded and we cannot predict the extent to which a trading market will develop, which may adversely affect our share price.

Our common stock currently trades on the The NASDAQ Stock Market LLC. Our common stock is thinly traded compared to larger more widely known companies. In addition, there is a significant short interest in our common stock. Thinly traded or common stock with a significant short interest can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for the common stock will develop or be sustained in the future.

We may not be able to protect our intellectual property, which could jeopardize our competitive position.

If we fail to protect our intellectual property, we may be exposed to expensive litigation or risk jeopardizing our competitive position. The steps we have taken may be inadequate to protect our technology and other intellectual property. Our competitors may learn or discover our trade secrets or may independently develop technologies that are substantially equivalent or superior to ours. We rely on a combination of patents, licenses, confidentiality agreements, and other contracts to establish and protect our technology and other intellectual property rights. We also rely on unpatented trade secrets and know-how to maintain our competitive position. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and the diversion of our management and technical resources.

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

A lawsuit based on the content we distribute could be expensive and damaging to our business. Our service involves delivering spoken audio content to our customers. As a distributor and publisher of content over the Internet, we may be liable for copyright, trademark infringement, unlawful duplication, negligence, defamation, indecency, and other claims based on the nature and content of the materials that we publish or distribute to customers. Although we generally require that our content providers indemnify us for liability based on their content and we carry general liability and errors and omission insurance, the indemnity and the insurance may not cover claims of these types or may not be adequate to protect us from the full amount of the liability. If we are found liable in excess of the amount of indemnity or of our insurance coverage, we could be liable for substantial damages and our reputation and business may suffer.

Future government regulations may increase our cost of doing business on the Internet, which could adversely affect our cost structure.

Laws and regulations applicable to the Internet, covering issues such as user privacy, pricing and copyrights are becoming more prevalent. The adoption or modification of laws or regulations relating to the Internet could force us to modify the Audible service in ways that could adversely affect our business.

We may become subject to sales and other taxes for direct sales over the Internet, which could affect our revenue growth.

Increased tax burden could make our service too expensive to be competitive and our revenue may decline.

We do not currently collect sales or other similar consumer taxes for the sale of downloadable content to residents of states other than New Jersey.  If we establish physical facilities in other states, our sales to residents of such states may be subject to sales tax.  In addition, one or more states may require that we collect sales taxes when engaging in online commerce with consumers located in those states, even if we have no physical in-state presence.  We do not currently collect any sales or similar taxes in connection with purchases made by non-U.S. residents on www.audible.com, although VAT is collected at our U.K. website, as well as on audible.fr and audible.de.  We determined in 2007 that certain foreign jurisdictions require that companies located in the U.S. collect sales or similar taxes when engaging in online commerce with residents of those jurisdictions. Other foreign jurisdictions may enact similar requirements.

If one or more states or other foreign jurisdictions successfully assert that we should collect sales or other taxes on the sale of our content to consumers locates in those states or foreign jurisdictions, which currently range from 5% to 25% of the cost of our content, the resulting increased cost to consumers could discourage  them from purchasing our content.  This could have a material adverse effect on our revenue.  In addition, continuous changes in foreign tax regulations require us to ensure we are in compliance with these obligations as they arise.  It is expensive to maintain the requisite knowledge of taxing activities in the over 170 countries where we have customers.  Failure to collect taxes from non-resident U.S. consumers on a timely basis may necessitate that we pay these taxes from our revenues without contribution from the consumers who made the taxable purchase.

A variety of risks could adversely affect our international activities.

The operation of our international activities will require significant management attention as well as financial resources to operate in accordance with local laws and customs. If international content publishers fail to provide us with sufficient content, we may not be able to attract customers with the broad selection of local content required to be successful. In addition, the concept of digital spoken audio is not as well developed in Germany, France, and the UK as it is in the United States. These factors may have a material adverse affect on our financial performance.

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

·
Our Board of Directors, without stockholder approval, may issue preferred stock on terms that they determine. This preferred stock could be issued quickly with terms that delay or prevent the change in control of our company or make removal of management more difficult. Also, the issuance of preferred stock may cause the market price of our common stock to decrease.

·	Our Board of Directors is “staggered” so that only a portion of its members are elected each year.

·	Only our Board of Directors, our Chairman of the Board, our President or stockholders holding a majority of our stock can call special stockholder meetings.

·	Special procedures must be followed in order for stockholders to present proposals at stockholder meetings.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

In September 2006, we entered into a lease agreement for office space in Newark, NJ. We occupy two floors with an approximate space of 49,600 square feet. We relocated our corporate headquarter to this space in February 2007. The agreement expires in June 2014 and there is a one time only option to terminate the lease agreement after June 2012 upon 12 months prior written notice to the landlord. We believe our new facility provides us adequate space for the foreseeable future. We had an operating lease for office space in Wayne, NJ that was set to expire in December 2008. During the third quarter of 2006, we notified the landlord of our intentions to terminate the office lease and made a $0.1 million cancellation payment as of September 30, 2006, which is included in general and administrative expenses in the accompanying 2006 consolidated Statement of Operations. Audible UK leases furnished office space in London under a lease that expires in May 2008. We also lease office space in Tokyo, Japan where a local representative assist us to secure local Japanese content. This lease expires in June 2008.

Item 3. Legal Proceedings.

Various legal actions, claims, assessments and other contingencies arising in the normal course of business, in addition to the matters described below, are pending against us. All of these matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. We have recorded accruals for losses related to those matters which we consider to be probable and that can be reasonably estimated. Although the ultimate amount of liability at December 31, 2006 that may result from those matters for which accruals have been recorded may differ, we believe that any amounts exceeding the recorded accruals would not be material to the consolidated financial position or results of operations.

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

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving us. On July 15, 2002 we, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the IPO Litigations. On February 19, 2003, the court ruled on the motions. The court granted our motion to dismiss the claims against us under Rule 10b-5, due to the insufficiency of the allegations against us. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including ours. Our individual officers, directors and former director defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

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

In June 2004, the proposed settlement was submitted to the court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiff and issuer defendants separately filed replies to the underwriter defendants' objections to the settlement on August 4, 2004. The court granted preliminary approval on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement cases. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing was held on April 26, 2006, and the court reserved decision. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed the ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On January 5, 2007, the plaintiffs filed a petition for rehearing with the court of appeals. Because our settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process, the impact of the court of appeals’ ruling on our settlement is unclear at this time.

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

Starting on or about February 22, 2005, several class actions were filed against us and two of our executives in the United States District Court for the District of New Jersey.  The plaintiffs purport to represent a class consisting of all persons (other than our officers and directors and their affiliates) who purchased our securities between November 2, 2004 and February 15, 2005 (the "Class Period").  The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 there under by failing to make complete and accurate disclosures concerning our future plans and prospects.  The individual defendants are also alleged to be liable under Section 20(a) of the Exchange Act.  All of the defendants are alleged to have sold stock at inflated prices during the Class Period. In December 2005, the United States District Court for the District of New Jersey consolidated the class action, appointed a group of lead plaintiffs and appointed lead plaintiff's counsel. By prior agreement, the plaintiff's consolidated amended complaint was filed on February 14, 2006. The plaintiffs seek unspecified monetary damages and their reasonable costs and expenses, including counsel fees and expert fees. The defendants have moved to dismiss the pleading. The motion has been fully briefed, but the Court has not yet ruled.

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

The plaintiffs in the derivative actions voluntarily agreed to stay those actions pending the outcome of our motion to dismiss the class actions described above. More recently, the state derivative action was dismissed without prejudice because the Court preferred that course of action to staying the action. The state derivative action could be re-commenced if the securities class action survives the defendant's motion to dismiss.

We believe that all of the claims described above are without merit and we intend to defend the actions vigorously. Due to the inherent uncertainties of litigation and because these actions are at a preliminary stage, we cannot accurately predict the ultimate outcome of these matters.
In May 2005, Digeo, Inc. commenced an action against us for patent infringement in Federal District Court in the State of Washington. All Digeo claims were dismissed with prejudice on December 1, 2006.  We have filed an appeal in the Court of Appeals for the Federal Circuit to recover our attorney fees.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was traded on the The NASDAQ Stock Market LLC under the symbol "ADBL" from our public offering on July 16, 1999, through August 6, 2002, at which time we moved to the NASDAQ Small Cap Market. On February 18, 2003, our stock was delisted from the NASDAQ Small Cap Market and began trading on the Over-the-Counter Market (OTCBB) under the symbol "ADBLD". On July 1, 2004, our stock was relisted on the NASDAQ Small Cap Market under the symbol “ADBL”, and on November 16, 2004, returned to trading on the The NASDAQ Stock Market LLC. Prior to July 16, 1999, there was no established public trading market for any of our securities.

The following table sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock as reported on the The NASDAQ Stock Market LLC.

	High	Low

2005
First Quarter	$28.90	$12.37
Second Quarter	$18.64	$12.36
Third Quarter	$19.63	$10.22
Fourth Quarter	$14.29	$10.12

2006
First Quarter	$13.08	$9.23
Second Quarter	$11.76	$8.52
Third Quarter	$9.18	$6.93
Fourth Quarter	$8.49	$7.10

2007
First Quarter (through March 30, 2007)	$11.24	$7.04

On March 29, 2007, the last reported sale price of our common stock was $10.31 per share. As of March 29, 2007, we had approximately 170 stockholders of record of our common stock, although there are a significantly larger number of beneficial owners of our common stock.

We have never paid or declared any cash dividends on our common stock. Our present policy is to retain any earnings to finance the growth and development of the business and, therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During 2006, 533 warrants were exercised through a cashless transaction in accordance with the original terms of the warrant agreement. Accordingly, the number of common shares issued as a result of this cashless exercise was 346. Also during 2006, 166,666 warrants were exercised for cash in accordance with the original terms of the warrant agreement. The transactions were exempt under Section 4(2) of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be used in connection with our 2007 Annual Meeting of Stockholders to be held on June 20, 2007, which will be filed within 120 days of our fiscal year ended December 31, 2006, is incorporated herein by reference.

Performance Graph

The following graph shows the comparison of cumulative total return on our common stock, based on the market price of our common stock assuming reinvestment of dividends with a comparable return of the JP Morgan H & Q Internet 100 Index. The RDG Internet Composite Index and the Nasdaq Stock Market Index, for the period beginning December 31, 2001 through December 31, 2006.*

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Audible, Inc., The NASDAQ Composite Index
And The RDG Internet Composite Index

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
Audible, Inc.
NASDAQ Composite
RDG Internet Composite

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information appearing elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 2005 and 2006 and for the years ended December 31, 2004, 2005 and 2006, are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 2002, 2003 and 2004, and for the years ended December 31, 2002 and 2003 are derived from our audited consolidated financial statements not included in this Form 10-K. All share data shown reflects the one for three reverse stock split that occurred on June 17, 2004.

Certain operating expenses within the following selected financial data for 2002, 2003, and 2004 have been reclassified to conform to the presentation for later periods. These reclassifications had no effect on consolidated net income or net loss.

	Year Ended December 31,
	(dollars in thousands, except share and per share data)
	2002	2003	2004	2005	2006
Consolidated statement of operations data:
Revenue, net:
Content and services revenue:
Consumer Content	$10,940	$18,594	$33,838	$62,185	$80,217
Point of sales rebates	--	(105)	(696)	(1,006)	(318)
Services	348	105	68	131	111
Total content and services revenue	11,288	18,594	33,210	61,310	80,010

Hardware revenue	932	666	695	612	431
Related party revenue	--	--	362	1,146	1,247
Other revenue	150	65	52	169	344
Total revenue, net	12,370	19,325	34,319	63,237	82,032

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	4,904	5,319	10,650	22,613	33,677
Discount certificate rebates	--	--	1,462	1,556	1,328
Total cost of content and services revenue	4,904	5,319	12,112	24,169	35,005
Cost of hardware revenue	2,717	2,085	2,188	2,934	1,953
Cost of related party revenue	--	--	126	256	637
Operations	3,743	3,843	5,146	9,355	12,168
Technology and development	4,998	4,785	5,030	8,239	16,984
Marketing	11,108	4,495	5,097	13,387	15,322
General and administrative	2,485	2,633	3,539	8,366	12,009
Total operating expenses	29,955	23,160	33,238	66,706	94,078

(Loss) income from operations	(17,585)	(3,835)	1,081	(3,469)	(12,046)

Loss on equity investment	--	--	--	--	(364)

Other income, net	85	25	221	2,077	2,975

(Loss) income before income taxes	(17,500)	(3,810)	1,302	(1,392)	(9,435)

Income tax expense	--	--	(1)	(1)	(14)
State income tax benefit	314	250	724	740	769

Net (loss) income	(17,186)	(3,560)	2,025	(653)	(8,680)

Dividends on preferred stock	(1,366)	(5,657)	(614)	--	--
Preferred stock discount	--	(1,444)	--	--	--
Charges related to conversion of convertible preferred stock	--	--	(9,873)	--	--

Total preferred stock expense	(1,366)	(7,101)	(10,487)	--	--

Net loss applicable to common shareholders	$(18,552)	$(10,661)	$(8,462)	$(653)	$(8,680)

Basic and diluted net loss applicable to common shareholders per common share	$(1.82)	$(1.01)	$(0.40)	$(0.03)	$(0.36)
Basic and diluted weighted average common shares outstanding	10,169,406	10,506,704	20,912,997 (1)	24,195,771	24,371,844

(1)   Reflects the sale of stock from a secondary public offering and the conversion of preferred stock in 2004.

	As of December 31, (dollars in thousands)
	2002	2003	2004		2005	2006

Consolidated balance sheet data:
Cash and cash equivalents	$2,822	$9,075	$13,296		$11,549	14,925
Short-term investments	$--	$--	$48,386		$55,616	51,295
Total assets	$4,608	$10,781	$64,774		$80,665	82,776
Noncurrent liabilities	$135	$59	$38		$287	865
Redeemable convertible preferred stock	$12,290	$--	$--		$--	--
Total stockholders' equity (deficit)	$(13,326)	$6,104	$57,091	(2)	$58,395	50,466

(2)   Reflects the sale of stock from a secondary public offering and the conversion of preferred stock in 2004.

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

Overview

Our Business

Our goal is to be the preeminent supplier of spoken-word digital audio on the Internet. At our Web sites, our customers can select, purchase and download spoken audio of their choice from more than 127,000 hours and 37,000 different programs amongst a wide range of categories. Our AudibleListener membership plans provide our customers a wide variety of monthly and annual membership options, depending upon their listening preferences. Customers can access our content at our Web sites, www.audible.com (United States) and www.audible.co.uk (United Kingdom), or at our related parties Web sites, www.audible.de (Germany) and www.audible.fr (France), or at Amazon.com and at the Apple iTunes store.

Key Business Metrics

For 2006, we generated total revenue, net of $82.0 million and incurred a net loss of $8.7 million. During 2006, we acquired approximately 285,000 new AudibleListeners, an increase of 25%, from approximately 228,000 acquired in 2005. This increase in new AudibleListeners acquired resulted in total AudibleListeners of approximately 383,000 as of December 31, 2006, compared to approximately 245,000 as of December 31, 2005, an increase of 56%. Total AudibleListeners at December 31, 2006 included 142,000 basic AudibleListener Plan members. Unlike most of our other members who, on average, purchase at least one book per month, these members pay a $9.95 annual fee to be eligible for member discounts on books purchased during their membership period on our Web site. This plan, which was launched in December 2005, was started with the objective of expanding the appeal of membership in an AudibleListener plan to more customers.

Churn, a measure of AudibleListener member cancellation, decreased in 2006 from 2005, due primarily to the introduction of the new basic AudibleListener membership. The lower priced basic AudibleListener plan provides customers access to a discount on content prices for a year in exchange for $9.95. At December 31, 2006, the 142,000 net basic AudibleListener plan customers had significantly contributed to our reduction in churn. Additionally, based on our experience in 2005 we had reduced our reliance on “free service” marketing campaigns which contributed to higher churn levels in 2005. On a quarterly basis, we calculate monthly churn as the number of member cancellations in the period divided by the sum of AudibleListener members at the beginning of the period plus gross member additions, divided by three months.

The following table sets forth the average monthly churn in AudibleListener Members in 2005 and 2006:

	2005	2006
First Quarter	4.0%	4.6%
Second Quarter	4.7%	3.4%
Third Quarter	5.1%	3.1%
Fourth Quarter	4.8%	2.5%

During 2005, we launched four important initiatives that we continued to focus on during 2006:

•	Audible UK,
•	AudibleAir,
•	AudibleEducation, and
•	New AudibleListener membership plans.

In February 2005, we established Audible UK, a UK focused spoken audio Web site service mirroring our U.S. service. Audible UK began commercial operations in June 2005.

During 2006, our operations in Audible UK significantly accelerated due to our increased marketing initiatives and customer acquisition programs. We generated $3.3 million in revenue in the UK during 2006, an increase from $0.5 million in 2005. We believe that revenue from Audible UK will continue to grow provided we are able to obtain additional content that is appealing to more customers.

AudibleAir is an innovative new service that allows the automated wireless download of secure digital audio files to certain smart digital phones. Customers can now bypass connecting to the desktop and program their Audible content to be delivered wirelessly anytime and anywhere. Customers can refresh their content automatically as AudibleAir recognizes how much of a downloaded audio program they have heard. The application retains the portion they haven't listened to, while refreshing the device with new audio content. Any content in the Audible My Library can be accessed by our customers and downloaded at any time. During 2006, we expanded the number of devices that can connect to Audible Air. We believe we will be able to increase revenues from AudibleAir if we can increase awareness of the capabilities of Audible Air and have our software installed in more devices.

AudibleEducation is a section of our Web site that provides a selection of education content designed for students of all ages. We intend to capitalize on the significant demand for strategic partnerships with entities positioned within the numerous multi-billion dollar markets in corporate learning, higher education, professional certification, test preparation, continuing education and direct-to-consumer education. During 2005 and 2006, we secured important agreements to produce educational material that provides us additional educational material to distribute. We believe we can increase our revenue in 2007 if we are able to further increase the amount of content we have available for distribution and increase the number of customers who purchase this content.

Our new AudibleListener membership plans, launched in December 2005, provide an array of new member benefits, ranging from greater flexibility in using AudibleListener membership credits, to everyday 30% discounts on a la carte purchases, and a daily audio edition of The New York Times or The Wall Street Journal subscription. The flexibility in the requirement to use credits led to an increase of $7.4 million in deferred revenue during 2006. Revenues in 2007 are expected to increase if we are able to increase the rate of consumption of our customers and reduce the outstanding balance in deferred revenues.

For 2007, our major goals include increasing the number of new AudibleListeners we acquire and focusing on adding more customers that purchase at least one book per month. Additionally, we plan to improve customer service by increasing the speed of our website and enhancing our customer service operations. Finally, we anticipate increasing our revenues from our international operations, educational initiatives, specifically the new content agreements signed in 2005 and 2006, and securing more devices that pre-install Audible Air.

Subsequent to our earnings announcement on February 27, 2007, we revised our previously reported results of operations for the three months and year ended December 31, 2006. The revisions resulted from changes in estimates and reclassifications and audit adjustments that took place during the completion of our 2006 financial reporting process.  As a result, the following changes occurred from our February 27, 2007 earnings announcement to the results in this Form 10-K, respectively: for the three months ended December 31, 2006, total revenue net, decreased from $23.3 million to $23.2 million; operating expenses increased from $25.5 million to $25.6 million; net loss increased from $0.7 million to $0.9 million; our net loss per share increased from ($0.03) to ($0.04); for the year ended December 31, 2006 total revenue net, decreased from $82.2 million to $82.0 million; operating expenses increased from $94.0 million to $94.1 million; net loss increased from $8.4 million to $8.7 million; and our net loss per share increased from ($0.35) to ($0.36) per share.

Results of Operations

The following table sets forth certain financial data, as a percentage of total revenue during 2004, 2005, and 2006.

	Year Ended December 31,
	2004	2005	2006
Revenue, net:
Content and services revenue:
Consumer content	98.6%	98.3%	97.8%
Point of sale rebates	(2.0)%	(1.6)%	(0.4)%
Services	0.2%	0.2%	0.1%

Total content and services revenue	96.8%	96.9%	97.5%

Hardware revenue	2.0%	1.0%	0.5%
Related party revenue	1.0%	1.8%	1.5%
Other revenue	0.2%	0.3%	0.5%

Total revenue, net	100.0%	100.0%	100.0%

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	31.0%	35.8%	41.1%
Discount certificate rebates	4.3%	2.5%	1.6%
Total cost of content and services revenue	35.3%	38.3%	42.7%
Cost of hardware revenue	6.4%	4.6%	2.4%
Cost of related party revenue	0.4%	0.4%	0.8%
Operations	15.0%	14.8%	14.8%
Technology and development	14.7%	13.0%	20.7%
Marketing	14.9%	21.2%	18.7%
General and administrative	10.3%	13.2%	14.6%

Total operating expenses	97.0%	105.5%	114.7%

Income (loss) from operations	3.0%	(5.5)%	(14.7)%
Loss on equity investment	--	--	(0.4)%
Other income, net	0.6%	3.3%	3.6%
Income (loss) before income taxes	3.6%	(2.2)%	(11.5)%
Income tax expense	--	--	--
State income tax benefit	2.1%	1.2%	0.9%
Net income (loss)	5.7%	(1.0)%	(10.6)%
Dividends on preferred stock	(1.8)%	--	--
Charges related to conversion of convertible preferred stock	(28.8)%	--	--
Total preferred stock expense	(30.6)%	--	--
Net loss applicable to common shareholders	(24.9)%	(1.0)%	(10.6)%

Total Content and Services Revenue

The following is our content and services revenue for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		Percentage Change
2004	2005	2006	2005 vs. 2004	2006 vs. 2005	2005 vs. 2004	2006 vs. 2005

$33,210	$61,310	$80,010	$28,100	$18,700	84.6%	30.5%

Content and services revenue consists of AudibleListener membership revenue, revenue from single (a la carte) title sales, revenue from subscriptions, revenue from sales at the Apple iTunes Store and library revenue. We deduct the cost of point of sale rebates from content and services revenue.

Content and services revenue grew due to an increase in sales at Apple iTunes Store, as well as growth in our AudibleListener memberships and a la carte sales. AudibleListener membership growth was driven mainly through online marketing channels, specifically promotions of the new membership programs introduced in December 2005. Year-end AudibleListener membership grew from approximately 159,000 at December 31, 2004, to 245,000 at December 31, 2005 and 383,000 at December 31, 2006. Approximately $3.7 million, $9.5 million, and $19.5 million of our content and services revenue is derived from sales of Audible content at the Apple iTunes Store, in 2004, 2005, and 2006, respectively. Our customer count and AudibleListener membership count excludes customers that purchase Audible content directly from the Apple iTunes Store. As we continue to acquire new AudibleListener members who may choose to rollover their audio credits, our ability to recognize revenue will depend upon audio credit usage patterns of individual members. This will result in an increase in deferred revenue and may result in a decrease or slower growth in our revenue as compared to prior periods. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing will continue to drive AudibleListener membership growth and growth in sales at the Apple iTunes Store.

Hardware Revenue

The following is our hardware revenue for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		Percentage Change
2004	2005	2006	2005 vs. 2004	2006 vs. 2005	2005 vs. 2004	2006 vs. 2005

$695	$612	$431	$(83)	$(181)	(11.9)%	(29.6)%

Hardware revenue consists of revenue derived primarily from the shipping and handling charge to customers on devices that Audible provides for free to AudibleListeners who commit to an AudibleListener membership. Under EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, with these multiple-element arrangements (membership plus device), we recognize only shipping and handling fees as revenue for the delivery of hardware because all other consideration paid by the customer is contingent upon delivery of the content. Also included are separate sales of digital audio players to consumers and libraries. Revenue is recognized upon shipment, assuming all other criteria are met. Hardware revenue decreased from 2004 to 2005 and 2005 to 2006 primarily due to a reduction in devices shipped during the periods and a de-emphasis of hardware as a means of acquiring new members. We anticipate that hardware revenue will continue to decline during 2007 for these same reasons.

Related Party Revenue

The following is our related party revenue for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		Percentage Change
2004	2005	2006	2005 vs. 2004	2006 vs. 2005	2005 vs. 2004	2006 vs. 2005

$362	$1,146	$1,247	$784	$101	216.6%	8.8%

Related party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004.

Related party revenue for 2004, 2005 and 2006, included $0.1 million, $0.5 million and $0.4 million, respectively, in fees earned from our agreement with France Loisirs, representing the straight-line recognition of $1.0 million in fees we are entitled to receive pursuant to the arrangement, which was being recognized over the initial 24-month term of the original agreement through September 14, 2006, as well as $0.1 million, $0.1 million and $0.2 million, respectively, in billings to France Loisirs for certain consulting services and reimbursement of related incremental costs. Related party revenue for 2004, 2005 and 2006, also included $0.1 million, $0.4 million and $0.4 million, respectively, in fees earned under our agreement with Audible Germany, as well as $0.1 million, $0.1 million and $0.4 million, respectively, in billings to Audible Germany for certain consulting services and reimbursement of related incremental costs incurred by us in connection with our license and services agreement.

Other Revenue

The following is our other revenue for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		Percentage Change
2004	2005	2006	2005 vs. 2004	2006 vs. 2005	2005 vs. 2004	2006 vs. 2005

$52	$169	$344	$117	$175	225.0%	103.6%

Other revenue in 2005 and 2006 primarily included $0.1 million and $0.3 million, respectively of revenue earned under a product development agreement with a publishing partner, which commenced in May 2005. The fees are being amortized on a straight-line basis as fees are billed over a 58 month period beginning in the month we commenced production of audio (July 2005) through the expiration of the agreement. As of December 31, 2006, we billed the publisher $1.2 million, of which $0.9 million had been received as of December 31, 2006, in connection with this agreement. As of December 31, 2005, we billed the publisher $0.5 million, of which $0.5 million had been received as of December 31, 2005. Other revenue in 2005 also included commissions earned by us for referring customers to a retail partner to purchase a digital audio device. We recognize the commissions in the period when the purchase is completed and the amounts are known and determinable.

Other revenue in 2004 consisted primarily of straight-line amortization of revenue earned from a technology licensing fee arrangement which ended June 30, 2004.

Cost of Content and Services Revenue

The following is our cost of content and services revenue for the last three years (dollars in thousands):

Cost of Content and Services:	Year Ended December 31,			As a Percentage of Total Content and Services Revenue
	2004	2005	2006	2004	2005	2006

Royalties and other content charges	$10,650	$22,613	$33,677	32.1%	36.9%	42.1%
Discount certificate rebates	1,462	1,556	1,328	4.4%	2.5%	1.7%
Total cost of content and services revenue	$12,112	$24,169	$35,005	36.5%	39.4%	43.8%

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

Royalties and other content charges as a percentage of total content and services revenue increased in 2004, 2005 and 2006 to 32.1%, 36.9% and 42.1% respectively. This increase was primarily due to the increasing percentage of revenue from sales at the Apple iTunes Store, which yields a higher royalty cost as a percentage of revenue, the impact of higher royalty rates from certain publishers, the impact of our new Gold and Platinum membership plans, in which, royalties are incurred on revenue that may be deferred if the straight-line revenue is less than the proportional performance revenue, and the impact of the 30% a la carte discount offered under our new basic membership plan.

Cost of Hardware Revenue

The following is our cost of hardware revenue for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		As a Percentage of Hardware Revenue
2004	2005	2006	2005 vs. 2004	2006 vs. 2005	2004	2005	2006

$2,188	$2,934	$1,953	$746	$(981)	314.8%	479.4%	453.1%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

In the 2005 period, we changed the model of the digital audio player we offered to new AudibleListener members to an Apple iPod. The Apple iPod was more expensive than the device we previously provided. As a result, cost of hardware revenue increased in 2005 when compared to 2004. The decrease in the 2006 period was primarily due to a reduction in the number of digital audio players given away to customers.

Cost of Related Party Revenue

The following is our cost of related party revenue for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		As a Percentage of Related Party Revenue
2004	2005	2006	2005 vs. 2004	2006 vs. 2005	2004	2005	2006

$126	$256	$637	$130	$381	34.8%	22.3%	51.1%

Cost of Related Party Revenue

Cost of related party revenue consists of costs we have incurred in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004.

Cost of related party revenue for 2004, 2005 and 2006 included $0.1 million, $0.1 million and $0.2 million, respectively, for France Loisirs, and $0.1 million, $0.1 million and $0.4 million, respectively, for Audible Germany. These costs primarily consisted of payroll costs related to services performed for France Loisirs and Audible Germany by certain employees of our technology, development, and audio departments.

Operations

The following is our operations expense for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		As a Percentage of Total Content and Services Revenue
2004	2005	2006	2005 vs. 2004	2006 vs. 2005	2004	2005	2006

$5,146	$9,355	$12,168	$4,209	$2,813	15.5%	15.3%	15.2%

Operations expense consists of payroll and related expenses for content acquisition, education, editorial, audio recording and conversion, programming, customer service and credit card fees. Related expenses include outside consultants and professional fees, credit card processing fees, and audio recording fees.

Operations expense increased in 2006 versus 2005 primarily due to $1.6 million in higher personnel expenses, $0.5 million in higher outside service expenses, and $0.3 million in higher credit card fees. These increases were primarily related to the increased scale of our business resulting in a greater number of customers and transactions. Many of these higher costs were directed at improving the quality of customer service as well. Share-based compensation expense related to the adoption of Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS No. 123R”) on January 1, 2006, which is included in personnel expense, amounted to $1.1 million in 2006 compared to similar expenses of $0.2 million in 2005.

Operations expense increased in 2005 versus 2004 primarily due to $1.9 million in higher personnel expenses, $1.0 million in higher outside service expenses, and $0.8 million in higher credit card fees. These increases were primarily related to the increased scale of our business. Many of these higher costs were directed at improving the quality of customer service as well as the launch of Audible UK.

Technology and Development

The following is our technology and development expense for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		As a Percentage of Total Content and Services Revenue
2004	2005	2006	2005 vs. 2004	2006 vs. 2005	2004	2005	2006

$5,030	$8,239	$16,984	$3,209	$8,745	15.1%	13.4%	21.2%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expense from 2005 to 2006 was primarily due to increases of $3.6 million in depreciation expense, $2.5 million in outside services expenses, $1.2 million in maintenance and repair costs, $1.0 million in personnel expenses, $0.2 million in Web site hosting fees, and a $0.1 million software impairment charge. Many of these increased costs were related to enhancing the capacity and performance of our Web site, and upgrades to our internal systems and infrastructure. Share-based compensation expense related to the adoption of SFAS No. 123R on January 1, 2006, which is included in personnel expense, amounted to $1.0 million in 2006 compared to similar expenses of $0.1 million in 2005.

The increase in technology and development expense from 2004 to 2005 was primarily due to increases of $0.9 million in personnel expenses, $0.9 million in outside services expenses, and $0.9 million in maintenance and repair costs, as well as an increase in supplies purchased. Many of these increased costs were related to the development of our new AudibleListener plans, enhancing the performance of our Web site, and the launch of Audible UK.

Marketing

The following is our marketing expense for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		As a Percentage of Total Content and Services Revenue
2004	2005	2006	2005 vs. 2004	2006 vs. 2005	2004	2005	2006

$5,097	$13,387	$15,322	$8,290	$1,935	15.3%	21.8%	19.2%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Revenue sharing and bounty payments which we make to our marketing partners, and shipping and handling costs associated with selling digital devices are also included in marketing expense.

Marketing expense was higher in 2006 than 2005 primarily due to increases of $1.4 million in personnel expenses, $0.5 million in advertising and promotional expenses and $0.2 million in outside services. This was partially offset by a decrease of $0.3 million in hardware shipping costs. The increased advertising and promotional expenses were directed toward marketing campaigns and new promotions for our membership plans. During 2006 we added approximately 285,000 AudibleListener plan members. As we continue to build the AudibleListener membership base, we expect our marketing expenses to continue to grow. The increased personnel expenses were partially a result of the share-based compensation expense related to the adoption of SFAS No. 123R on January 1, 2006, which is included in personnel expense, and amounted to $1.1 million in 2006 compared to similar expenses of $0.1 million in 2005.

Marketing expense was higher in 2005 than 2004 primarily due to increases of $3.4 million in advertising and promotional expenses, $3.2 million in revenue sharing and bounty payments, and $1.1 million in personnel. These increases were offset by a decrease of $0.3 million relating to the amortization of warrants issued in prior periods. Most of these higher expenses were directed towards obtaining new AudibleListeners, the launch of Audible UK and the rollout of our new AudibleListener plans. New AudibleListeners obtained in 2005 were approximately 237,000 compared to 117,000 in 2004.

General and Administrative

The following is our general and administrative expense for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		As a Percentage of Total Content and Services Revenue
2004	2005	2006	2005 vs. 2004	2006 vs. 2005	2004	2005	2006

$3,539	$8,366	$12,009	$4,827	$3,643	10.7%	13.6%	15.0%

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees, public company expenses and other general corporate expenses.

The increase in general and administrative expense in 2006 was primarily due to $3.2 million in personnel, $0.3 million in audit and related fees, which included fees related to Sarbanes-Oxley compliance activities, $0.3 million in depreciation primarily related to the accelerated depreciation of certain items related to the corporate office relocation, $0.3 million in occupancy expenses primarily related to an expense for amortizing rental expenses for the entire contract over the “rent holiday” period of the new corporate office and $0.1 million in employee recruiting expenses. These increases were partially offset by decreases in legal fees of $0.5 million, international operations expenses of $0.2 million and other professional fees of $0.2 million. The increased personnel expenses were partially a result of share-based compensation expense related to the adoption of SFAS No. 123R on January 1, 2006 and amounted to $2.7 million in 2006 compared to similar expenses of $0.6 million in 2005.

The increase in general and administrative expense in 2005 was primarily due to $1.5 million in increased legal and other professional fees, $1.2 million in increased personnel expenses, $1.2 million in increased audit and related fees, which included fees related to Sarbanes-Oxley compliance activities, and $0.3 million in increases related to expenses in international operations.

Loss on Equity Investment

The following is our loss on equity investment for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		Percentage Change
2004	2005	2006	2005 vs. 2004	2006 vs. 2005	2005 vs. 2004	2006 vs. 2005

$--	$--	$364	$--	$364	--	--

Loss on equity investment consists of the equity method losses related to our investment in Audible Germany. The $0.4 million loss recorded in 2006, was recorded when Audible agreed to contribute as additional equity investment in Audible Germany amounts owed to it by Audible Germany. The investment was written down to zero as we recorded our share of current losses up to the amount of our investment. For the years ended December 31, 2005 and 2004, there were no equity losses to record, as Audible had not funded any losses and had not made any monetary contributions.

Other Income, net

The following is our other income, net for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		Percentage Change
2004	2005	2006	2005 vs. 2004	2006 vs. 2005	2005 vs. 2004	2006 vs. 2005

$221	$2,077	$2,975	$1,856	$898	839.8%	43.2%

Other Income, net consists of interest income and interest expense. The increase in other income, net during 2006 versus 2005 and 2005 versus 2004, was mainly due to an increase in interest earned on the investment of funds in short-term investments, which consisted of governmental agency notes and mortgage-backed securities. We began to make these investments in November 2004, following the completion of a secondary offering of our common stock.

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

In July 2006, we entered into a global master agreement with Apple Computer, Inc. that replaced the principal agreements we entered into with Apple during 2002 and 2003. We continue to recognize revenue from audio book sales made at the Apple iTunes Store in the period when the content is purchased and delivered. The new agreement provides that the revenue is formula-driven, based upon the selling price on the iTunes Store and the content cost. Under the old agreements, the revenue was a fixed price, based upon a percentage of either the manufacturer’s suggested retail price or amount the item was sold for on the Audible service. This change in payment structure resulted in a change in the manner in which we calculate revenue under the new agreement. The new revenue formula will be implemented January 1, 2007.

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

In December 2005, we introduced new AudibleListener monthly and annual membership plans, designed to provide our customers more flexibility in using their audio credits. Depending upon the AudibleListener membership plan, customers can receive and “bank” or delay using up to a maximum number of audio credits, depending on the membership plan. The banking feature results in audio credits being used (delivered) over different periods for different customers. In addition, some of the new AudibleListener plans include new membership benefits, ranging from a complimentary daily newspaper to everyday discounts of 30% on a la carte purchases. The daily newspaper and 30% discount benefits are “serial” elements that are delivered continuously over the membership period, whereas the content selections underlying the audio credits are discrete elements that are delivered at different times based on individual customer behavior. As a result of the characteristics of the new AudibleListener memberships, they are considered revenue arrangements with multiple deliverables. Under Emerging Issues Task Force, or EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, because the deliverables are not eligible for separation, they are accounted for as a single unit of accounting. As a result, we recognize revenue for these new AudibleListener plans using the lesser of straight-line or proportional performance (based on content delivery) over the maximum membership period. This may result in a decrease in revenue or slower revenue growth than we experienced in prior periods because the customer has a longer period of time to use their audio credits. For example, a customer may pre-pay an annual membership for twelve audio credits and not use any credits for six months. Due to the revenue recognition model described above, this revenue will be deferred until the customer uses the audio credits.

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

Customer Concessions

In the normal course of business, customers may contact us to request a concession for a purchase the customer paid us for in the past, with which they are unsatisfied. Depending on the specific customer facts and circumstances, we will provide the customer a replacement or complimentary credit or a coupon. With our legacy AudibleListener plans, customers on occasion request that we replace an audio credit that expired before the customer had an opportunity to use it. Other customers may request an audio credit or coupon because they have had a specific problem with content downloading or audio quality. We defer revenue for expected replacement audio credits to legacy members based on historical experience of the credits issued. We defer revenue for other audio credits and coupons when they are delivered to the customers based on estimated values. The concessions are recorded as a reduction of revenue and an increase to deferred revenue. Actual customer credit and coupon issuance and usage patterns could differ from our estimates.

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

Employee Stock-Based Compensation Arrangements

In accordance with SFAS 123(R), we measure compensation cost for stock awards at fair value and recognize compensation over the requisite service period for awards expected to vest. Estimating the portion of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded in the period estimates are revised. We consider several factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. We also consider several factors when estimating expected volatility and expected life of the option. Actual results, and future estimates, may differ substantially from our current estimates.

Liquidity and Capital Resources

From inception through the date prior to our initial public offering, we financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from the sales of redeemable convertible stock and warrants prior to our initial public offering were $28.7 million. In July 1999, we completed our initial public offering and received net proceeds of $36.9 million. From the time of our IPO, we have raised $15.9 million in net proceeds through the private sale of shares of our convertible preferred stock (all of which were subsequently converted to common stock), $4.2 million in net proceeds through the private sales of our common stock, $3.7 million in net proceeds through the exercise of common stock options, and $2.3 million in net proceeds through the exercise of common stock warrants.  In November 2004, we completed a follow-on public offering of our common stock resulting in net proceeds to us of approximately $46.5 million.

As of December 31, 2006, our cash and cash equivalents balance was $14.9 million. In addition, as of December 31, 2006, we had $51.3 million in short-term investments which we intend to hold until maturity. Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance and short-term investment balance as of December 31, 2006 will enable us to meet our anticipated cash requirements for operations and capital expenditures for the foreseeable future. Beyond that, we may need additional cash to fund our business and finance our continued growth. No assurance can be given that such additional financing, if needed, will be available on terms favorable to us or our stockholders, if at all.

Cash Requirements

The following table shows future cash payments due under our commitments and obligations as of December 31, 2006 (in thousands):

Year	Operating Leases (1)	Service Agreements	Royalty Obligations (2)	Purchase Commitments	Total
2007	$719	$1,724	$503	$775	$3,721
2008	1,009	1,034	92	--	2,135
2009	1,066	45	--	--	1,111
2010	1,141	--	--	--	1,141
2011	1,215	--	--	--	1,215
Thereafter	3,255	--	--	--	4,470
Total	$8,405	$2,803	$595	$775	$12,578

(1) Of the $8.4 million in total operating leases, $8.1 million is related to our new office lease agreement signed in September 2006.

(2) Of the $0.6 million in total royalty obligations, $0.4 million is recorded in accrued expenses and $0.1 million is recorded as royalty obligations, non-current in the accompanying December 31, 2006 consolidated Balance Sheet. The remaining $0.1 million is related to content that has not yet been delivered as of December 31, 2006.

Lease Obligations

In September 2006, we entered into a lease agreement for office space in Newark, NJ. We occupy two floors with an approximate space of 49,600 square feet. We relocated our corporate headquarter to this space in February 2007. The agreement expires in June 2014 and there is a one time only option to terminate the lease agreement after June 2012 upon 12 months prior written notice to the landlord. We believe our new facility provides us adequate space for the foreseeable future. We had an operating lease for office space in Wayne, NJ that was set to expire in December 2008. During the third quarter of 2006, we notified the landlord of our intentions to terminate the office lease and made a $0.1 million cancellation payment during the quarter ended September 30, 2006, which is included in general and administrative expenses in the accompanying consolidated Statement of Operations. Audible UK leases furnished office space in London under a lease that expires in May 2008. We also lease office space in Tokyo, Japan where a local representative assist us to secure local Japanese content. This lease expires in June 2008.Total future minimum lease obligations as of December 31, 2006 under the lease arrangements are $8.4 million.

Rent expense of $0.4 million, $0.6 million, and $1.0 million was recorded under operating leases for the years ended December 31, 2004, 2005 and 2006, respectively. There are no future minimum lease payments due under capital leases as of December 31, 2006, which were paid in full during the first quarter of 2005. Access to the space for the new corporate office was provided to us at the time the lease was executed in September 2006, so we could design and develop the office as needed in order to move in timely during the first quarter of 2007. Based on our evaluation, we included this period in calculating the straight-line rent expense and amortization of landlord allowances. Included in rent expense for the year ended December 31, 2006 is $0.3 million for this “rent holiday” period.

Service Agreements

We have entered into operational and marketing agreements or purchase orders with various vendors to provide certain contracted services. The majority of the amounts committed are for hosting services related to our Web site. Most of our service agreements are cancellable but require significant penalties for cancellation.

Royalty Obligations

Royalty obligations represent payments to be made to various content providers pursuant to minimum guarantees under their royalty agreements, net of royalties paid. The royalty obligations recorded in the accompanying consolidated Balance Sheets are classified between current and non-current based on the payment terms specified in the agreements, and relate to audio content that has been delivered to Audible. Royalty obligations pursuant to minimum guarantees for audio content to be delivered in the future are reflected as a commitment in the table.

Purchase Commitments

Purchase commitments represent agreements we have made for future purchases of goods and services. The balance primarily consists of goods and services related to customer rebates, technology and development services and marketing services.

Sources and Uses of Cash (dollars in thousands)

	December 31,
	2004	2005	2006

Operating Activities	$5,188	$11,779	$7,173
Investing Activities	(48,702)	(14,392)	173
Financing Activities	47,735	864	(3,968)
Exchange Rate	--	2	(2)
	$4,221	$(1,747)	$3,376

Operating Activities.   Net cash provided by operating activities in 2006 was attributable to our net loss of $8.7 million significantly offset by two non-cash expenses; depreciation of $5.0 million and stock based compensation of $5.9 million. Additionally our balance in deferred revenue increased by $7.2 million due to the payment by customers of fees prior to the consumption of services. An increase in accounts receivable due to higher revenues in the fourth quarter and declines in accounts payable of $1.6 million and accrued expenses of $0.7 million were offset by an increase in accrued royalties of $3.9 million. Net cash provided by operating activities in 2005 was attributable to our net loss of $0.7 million offset by two non-cash expenses; depreciation of $1.1 million and stock based compensation of $1.0 million. Additionally cash was provided by a $4.1 million increase in deferred revenue and $3.2 million in accrued royalties stemming principally from greater sales activity in the fourth quarter. Increases in accounts payable of $3.9 million and accrued expenses of $3.1 million contributed to the increase. Net cash provided by operating activities in 2004 was primarily attributable to our net income, an increase in deferred revenue, accrued expenses, services rendered for common stock and warrants, depreciation and amortization, and accounts payable, offset in part by an increase in accounts receivable and inventory.

Investing Activities.  Net cash provided by investing activities was $0.2 million in 2006. This was the net of $5.2 million in capital expenditures and capitalized software development offset by a $5.3 million net proceeds from maturity of short-term investments. Net cash used in investing activities in 2005 related to net purchases of short-term investments of $6.0 million, purchases of property and equipment of $3.7 million, and expenditures on software development costs of $4.6 million. Net cash used in 2004 was attributable to the purchase of short-term investments of $48.3 million, using the proceeds of our November 2004 public offering, as well as purchases of property and equipment of $0.4 million.

Financing Activities. Net cash used in financing activities in 2006 resulted primarily from repurchase of $5.4 million in treasury stock at cost, offset by proceeds from exercise of $1.4 million of common stock options and common stock warrants. Net cash provided by financing activities in 2005 resulted primarily from $1.0 million in proceeds from the exercise of common stock options and common stock warrants, offset by principal payments made on capital lease obligations. Net cash provided by financing activities in 2004 resulted primarily from the follow-on November 2004 public offering and from the exercise of employee stock options, offset in part by principal payments on capital lease obligations.

As of December 31, 2006, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $123.1 million, which begin to expire in 2010 if not used to offset future taxable income. As of December 31, 2006, the Company has net operating loss carry-forwards for New Jersey income tax purposes of approximately $75.0 million which begin to expire in 2008 if not used to offset future taxable future. As of December 31, 2006, the Company has foreign net operating losses of $2.5 million which can be carried forward indefinitely.

The Company has experienced certain ownership changes, which under the provisions of Section 382 of the Internal Revenue Code 1986, as amended, result in an annual and aggregate limitation on the Company’s ability to utilize its net operating losses in the future. The Company has conducted a study to determine the extent of the limitations. Based on the study, the Company has had three separate changes in control. However, in each case, the annual and aggregate limitations will not hamper the Company’s ability to utilize its net operating losses in the future.

As a result of selling certain of our New Jersey state income tax loss benefits for cash, we realized $0.7 million, $0.7 million and $0.8 million in state income tax benefits during the years ended December 31, 2004, 2005 and 2006 respectively. We cannot assure you that this program will be available to us in the future.

New Accounting Standards

SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the Modified Prospective Approach. See Note 6 to our consolidated financial statements for further detail regarding the adoption of this standard.

SFAS No. 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140. SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial statements.

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140. SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. All valuation adjustments will be recognized as cumulative-effect adjustments to the opening balance of retained earnings for the fiscal year in which SFAS 157 is initially applied. We do not believe the impact that SFAS 157 will have a material effect on our consolidated financial statements.

EITF No. 06-3

In March 2006, the EITF reached a tentative consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). EITF 06-3 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-3 is effective for periods beginning after December 15, 2006. We do not expect the implementation of EITF 06-3 to have a material impact on our consolidated financial statements.

FIN No. 48

In July 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109 (“FIN 48”). FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include the following:

·	a decision not to file a tax return in a particular jurisdiction for which a return might be required,
·	an allocation or a shift of income between taxing jurisdictions,

·	the characterization of income or a decision to exclude reporting taxable income in a tax return, or
·	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.

FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from current practice, whereby companies may recognize a tax benefit only if it is probable a tax position will be sustained.

FIN 48 also requires that we make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.

This statement became effective for us on January 1, 2007 and, based on our analysis, we do not believe FIN 48 will have a material effect on our consolidated financial statements.

SAB 108

In September 2006, the SEC published Staff Accounting Bulletin Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how a company should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. SAB 108 does not address how to evaluate materiality, that is, how to assess the quantitative and qualitative effects of a misstatement on the financial statements. The SEC staff’s views on evaluating the materiality of an error are covered in SAB Topic 1M, Financial Statements — Materiality (“SAB 99”). Companies that will need to change their method for computing the amount of an error must adopt the dual approach for fiscal years ending after November 15, 2006, which is effective for our year ended December 31, 2006. A change in the method of quantifying errors represents a change in accounting policy. Accordingly, if the use of the dual approach results in a larger, material misstatement, we would have to adjust our financial statements. Under FAS 154, changes in accounting policy generally are accounted for using retrospective application; however, SAB 108 permits public companies to report the cumulative effect of the new policy as an adjustment to opening retained earnings. We recorded two adjustments for a total of $1.2 million to opening accumulated deficit. See Note 18 to our consolidated financial statements for further explanation on these adjustments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiary are translated into U.S. dollars in consolidation and we pay certain third-party suppliers in foreign currencies. We do not use derivative instruments or hedging to manage our exposures and do not hold any market risk sensitive instruments for trading purposes.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a.) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K because of the material weaknesses in internal control over financial reporting discussed below.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of our assessment, we identified the following material weaknesses in internal control over financial reporting as of December 31, 2006:

Ineffective Execution of Non-Routine Contracts

We had inadequate policies and procedures to ensure that financial reporting risks associated with significant non-routine contracts were addressed at a sufficient level of detail so that financial and operating implications could be identified and appropriate actions could be taken to comply with the contracts on a timely basis. This deficiency resulted in our inability to determine revenue in accordance with the terms of a significant revenue contract. As a result of this deficiency, there was more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.

Inadequate Financial Information and Communication

We did not have effective policies and procedures in place for finance personnel to adequately develop, validate and formally accept certain system-generated reports used in financial reporting. Such system-generated reports did not properly reflect certain customer concessions that were provided by customer service and other customer activities. As a result of this deficiency, there were errors in consumer content revenue and deferred revenue in our 2006 consolidated financial statements and more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. The errors were corrected prior to the issuance of our consolidated financial statements.

Ineffective Review of Account Analyses

We did not have policies and procedures to ensure adequate review of all significant account analyses and spreadsheets used to record journal entries. As a result of this deficiency, there were errors in operating expenses, accrued expenses and additional paid-in capital in our 2006 consolidated financial statements, on an interim and annual basis. The errors were corrected prior to the issuance of our interim and annual consolidated financial statements. Also, as a result of this deficiency, there was more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.

Inadequate Identification and Analysis of International Non-Income Tax Related Matters

We did not have adequate policies and procedures to identify and analyze the financial reporting implications associated with international non-income tax related matters. This deficiency resulted in our inability to properly account for value-added tax liabilities in foreign jurisdictions. As a result of this deficiency, there were errors in content revenue, current liabilities and accumulated deficit, which resulted in a material misstatement in our 2006 consolidated financial statements and more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. The errors were corrected prior to the issuance of our consolidated financial statements.

Based on its evaluation under the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on our assessment of internal control over financial reporting. This audit report is included in Item 9A.c.below.

c.) Independent Registered Public Accounting Firm's Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Audible, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.b.), that Audible, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management's assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2006:

Ineffective Execution of Non-Routine Contracts

The Company had inadequate policies and procedures to ensure that financial reporting risks associated with significant non-routine contracts were addressed at a sufficient level of detail so that financial and operating implications could be identified and appropriate actions could be taken to comply with the contracts on a timely basis. This deficiency resulted in the Company’s inability to determine revenue in accordance with the terms of a significant revenue contract. As a result of this deficiency, there was more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

Inadequate Financial Information and Communication

The Company did not have effective policies and procedures in place for finance personnel to adequately develop, validate and formally accept certain system-generated reports used in financial reporting. Such system-generated reports did not properly reflect certain customer concessions that were provided by customer service and other customer activities. As a result of this deficiency, there were errors in consumer content revenue and deferred revenue in the Company’s 2006 consolidated financial statements and more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

Ineffective Review of Account Analyses

The Company did not have policies and procedures to ensure adequate review of all significant account analyses and spreadsheets used to record journal entries. As a result of this deficiency, there were errors in operating expenses, accrued expenses and additional paid-in capital in the Company’s 2006 consolidated financial statements, on an interim and annual basis. Also as a result of this deficiency, there was more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

Inadequate Identification and Analysis of International Non-Income Tax Related Matters

The Company did not have adequate policies and procedures to identify and analyze the financial reporting implications associated with international non-income tax related matters. This deficiency resulted in the Company’s inability to properly account for value-added tax liabilities in foreign jurisdictions. As a result of this deficiency, there were errors in content revenue, current liabilities and accumulated deficit, which resulted in a material misstatement in the Company’s 2006 consolidated financial statements and more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Audible, Inc. and subsidiary as of December 31, 2005 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated April 2, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Short Hills, New Jersey
April 2, 2007

d.) Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except that we hired a new Chief Financial Officer and business analyst in our Finance Department.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

The information required by Item 10 is hereby incorporated by reference from the Proxy Statement for our 2007 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Proxy Statement for our 2007 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Proxy Statement for our 2007 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Proxy Statement for our 2007 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Proxy Statement for our 2007 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report:		Page Number

(1)	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets at December 31, 2005 and 2006	F-2

	Consolidated Statements of Operations for the years ended December 31, 2004, 2005 and 2006	F-3

	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2004, 2005 and 2006	F-4

	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2005 and 2006	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006	F-8

	Notes to Consolidated Financial Statements	F-9

(2)	Consolidated Financial Statement Schedules

All consolidated financial statement schedules have been omitted because the applicable information has been included in the accompanying footnotes to the consolidated financial statements

(3)	Exhibits
The following exhibits are filed or incorporated by reference, as stated below:

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Audible, Inc.
3.1.2***	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Audible
3.2*	Amended and Restated Bylaws of Audible, Inc.
3.3!	Certificate of Retirement dated March 12, 2004
10.15*	1999 Stock Incentive Plan
10.41!	Form of common stock warrant issued by Audible Inc. to investor parties in connection with the Series A Settlement Agreement dated February 6, 2004
10.43++@	License and Services Agreement by and between Audible Inc., and Audible GmbH dated August 30, 2004
10.44++@	Master Alliance Agreement by and between Audible Inc., France Loisirs S.A.S. and Audio Direct S.A.S. dated September 15, 2004
10.45@	Articles of Association of Audible GmbH
10.47$$	Digital Download Agreement with Apple Computer, Inc. dated July 27, 2006
10.48$$	Office lease dated September 27, 2006, by and between Audible, Inc., as tenant, and Washington Park Fidelco, LLC, as landlord
10.49$$	First Amendment to the License and Services Agreement by and between Audible Inc., and Audible GmbH dated October 5, 2006 (related to Exhibit 10.43)
10.50$$	First Amendment to the Master Alliance Agreement by and between Audible Inc., France Loisirs S.A.S. and Audio Direct S.A.S. dated September 15, 2006 (related to Exhibit 10.44)
10.51##	Letter of Employment by and between the Company and William H. Mitchell, dated November 20, 2006.
10.52!!	Letter of Employment by and between the Company and Donald R. Katz, dated January 2, 2007.
10.53!!	Letter of Employment by and between the Company and Glenn M. Rogers, dated January 2, 2007.
10.54	Second amendment to the Master Alliance Agreement by and between Audible, Inc., France Loisirs S.A.S and Audio Direct S.A.S. dated November 30, 2006 (related to Exhibit 10.44)
14.1&	Audible Code of Ethics and Business Conduct
21.1&	List of subsidiary
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of attorney (included on signature page)
31.1	Annual Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Annual Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Annual Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Annual Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-76985

***	Incorporated by reference from the Company's 10-K for the fiscal year ended December 31, 2001

##	Incorporated by reference from the Company's 8-K dated November 21, 2006.

!	Incorporated by reference from the Company's 10-K for the fiscal year ended December 31, 2003

@	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2004

!!	Incorporated by reference from the Company's 8-K dated January 8,2007.

$$	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ending September 30, 2006

^	Executive Compensation Plans and Arrangements

&	Incorporated by reference from the Company’s 10-K for the fiscal year ended December 31, 2005

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

Date: April 2, 2007

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

Name	Title	Date

/s/ Donald R. Katz		April 2, 2007

Donald R. Katz	Chairman and Chief Executive Officer
(principal executive officer)

/s/ William H. Mitchell		April 2, 2007

William H. Mitchell	Chief Financial Officer
(principal financial and accounting officer)
/s/ Richard Sarnoff		March 29, 2007

Richard Sarnoff	Director

/s/ Gary L. Ginsberg		March 29, 2007

Gary L. Ginsberg	Director

/s/ Johannes Mohn		March 29, 2007

Johannes Mohn	Director

/s/ Alan Patricof		March 29, 2007

Alan Patricof	Director

/s/ Oren Zeev		March 29, 2007

Oren Zeev	Director

/s/ William Washecka		March 29, 2007

William Washecka	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Audible, Inc.:

We have audited the accompanying consolidated balance sheets of Audible, Inc. and subsidiary as of December 31, 2005 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audible, Inc. and subsidiary as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective January 1, 2006. Also, as discussed in Note 18, the Company changed its method of quantifying misstatements effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Audible, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 2, 2007 expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
April 2, 2007

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$11,549	$14,925
Short-term investments	55,616	51,295
Interest receivable on short-term investments	428	626
Accounts receivable, net of provision for refunds and chargebacks of $31 and $40 at December 31, 2005 and 2006, respectively	2,337	4,181
Accounts receivable - related parties	594	100
Royalty advances	471	710
Prepaid expenses and other current assets	899	1,797
Inventory	498	212

Total current assets	72,392	73,846

Property and equipment, net	8,159	8,149
Other assets	114	781

Total assets	$80,665	$82,776

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,750	$3,121
Accrued expenses	4,802	4,678
Accrued royalties	5,104	9,028
Accrued compensation	868	778
Deferred revenue	6,459	13,840

Total current liabilities	21,983	31,445

Deferred revenue, noncurrent	99	513
Other liabilities, noncurrent	--	262
Royalty obligations, noncurrent	188	90

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01. Authorized 40,000,000 shares at December 31, 2005 and 2006; 24,326,503 and 24,119,768 shares issued and outstanding at December 31, 2005 and 2006, respectively	243	241
Additional paid-in capital	192,547	190,799
Deferred compensation	(3,696)	--
Accumulated other comprehensive income (loss)	15	(36)
Accumulated deficit	(130,714)	(140,538)

Total stockholders' equity	58,395	50,466

Total liabilities and stockholders' equity	$80,665	$82,776

See accompanying notes to consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2004	2005	2006
Revenue, net:
Content and services revenue:
Consumer content	$33,838	$62,185	$80,217
Point of sale rebates	(696)	(1,006)	(318)
Services	68	131	111
Total content and services revenue	33,210	61,310	80,010
Hardware revenue	695	612	431
Related party revenue	362	1,146	1,247
Other revenue	52	169	344
Total revenue, net	34,319	63,237	82,032

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	10,650	22,613	33,677
Discount certificate rebates	1,462	1,556	1,328
Total cost of content and services revenue	12,112	24,169	35,005
Cost of hardware revenue	2,188	2,934	1,953
Cost of related party revenue	126	256	637
Operations	5,146	9,355	12,168
Technology and development	5,030	8,239	16,984
Marketing	5,097	13,387	15,322
General and administrative	3,539	8,366	12,009
Total operating expenses	33,238	66,706	94,078

Income (loss) from operations	1,081	(3,469)	(12,046)

Loss on equity investment	--	--	(364)

Other income (expense):
Interest income	253	2,078	2,975
Interest expense	(32)	(1)	--
Other income, net	221	2,077	2,975

Income (loss) before income taxes	1,302	(1,392)	(9,435)

Income tax expense	(1)	(1)	(14)

State income tax benefit	724	740	769

Net income (loss)	2,025	(653)	(8,680)
Dividends on preferred stock	(614)	--	--
Charges related to conversion of convertible preferred stock	(9,873)	--	--

Total preferred stock expense	(10,487)	--	--

Net loss applicable to common shareholders	$(8,462)	$(653)	$(8,680)
Basic and diluted net loss applicable to common shareholders per common share	$(0.40)	$(0.03)	$(0.36)
Basic and diluted weighted average common shares outstanding	20,912,997	24,195,771	24,371,844

See accompanying notes to consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended December 31,
	2004	2005	2006
Net income (loss)	$2,025	$(653)	$(8,680)
Other comprehensive income (loss):
Foreign currency translation adjustment	--	15	(51)
Comprehensive income (loss)	$2,025	$(638)	$(8,731)

See accompanying notes to consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars and shares in thousands)

			Common Stock
	Series A Preferred Stock	Series B Preferred Stock	Shares	Par Value
Balance at December 31, 2003	$13,027	$1,138	15,015	$150
Conversion of Series A Preferred Stock	(13,027)	--	4,669	46
Conversion of Series B Preferred Stock	--	(1,138)	417	4
Preferred dividends and conversion inducement	--	--	1,167	12
Sale of common stock	--	--	2,022	20
Cashless exercise of common stock warrants	--	--	40	1
Exercise of common stock options	--	--	802	8
Exercise of common stock warrants	--	--	38	1
Amortization of deferred compensation	--	--	--	--
Amortization of warrants for services	--	--	--	--
Payments received on notes due from stockholders	--	--	--	--
Reversal of unused accrued expense related to Series C financing	--	--	--	--
Preferred stock expense	--	--	--	--
Income tax benefit due to exercise of stock options	--	--	--	--
Net income	--	--	--	--
Balance at December 31, 2004	--	--	24,170	$242
Cashless exercise of common stock warrants	--	--	24	--
Exercise of common stock options	--	--	246	2
Exercise of common stock warrants	--	--	117	1
Reversal of deferred compensation related to forfeiture of stock options	--	--	--	--
Amortization of deferred compensation	--	--	--	--
Issuance of restricted stock units, net of cancellations	--	--	--	--
Issuance of stock options below fair market value	--	--	--	--
Retirement of treasury stock	--	--	(230)	(2)
Foreign currency translation adjustment	--	--	--	--
Net loss	--	--	--	--
Balance at December 31, 2005	$--	$--	24,327	$243
Exercise of common stock warrants	--	--	167	2
Exercise of common stock options	--	--	250	2
Shares issued upon vesting of restricted stock	--	--	12	--
Elimination of deferred compensation upon SFAS 123R adoption	--	--	--	--
Share-based compensation expense	--	--	--	--
Repurchase of treasury stock	--	--	--	--
Retirement of treasury stock	--	--	(636)	(6)
Cumulative effect adjustments under SAB108	--	--	--	--
Foreign currency translation adjustment	--	--	--	--
Net loss	--	--	--	--
Balance at December 31, 2006	$--	$--	24,120	$241

See accompanying notes to consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars and shares in thousands)

	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income (loss)
Balance at December 31, 2003	$110,507	$(239)	$--
Conversion of Series A Preferred Stock	12,981	--	--
Conversion of Series B Preferred Stock	1,134	--	--
Preferred dividends and conversion inducement	13,838	--	--
Sale of common stock	46,437	--	--
Cashless exercise of common stock warrants	(1)	--	--
Exercise of common stock options	1,777	--	--
Exercise of common stock warrants	56	--	--
Amortization of deferred compensation	--	85	--
Amortization of warrants for services	511	--	--
Payments received on notes due from stockholders	--	--	--
Reversal of unused accrued expense related to Series C financing	8	--	--
Preferred stock expense	--	--	--
Income tax benefit due to exercise of stock options	1	--	--
Net income	--	--	--
Balance at December 31, 2004	$187,249	$(154)	$--
Cashless exercise of common stock warrants	--	--	--
Exercise of common stock options	689	--	--
Exercise of common stock warrants	293	--	--
Reversal of deferred compensation related to forfeiture of stock options	(9)	9	--
Amortization of deferred compensation	--	981	--
Issuance of restricted stock, net of cancellations	4,238	(4,262)	--
Issuance of stock options below fair market value	270	(270)	--
Retirement of treasury stock	(183)	--	--
Foreign currency translation adjustment	--	--	15
Net loss	--	--	--
Balance at December 31, 2005	$192,547	$(3,696)	$15
Exercise of common stock warrants	748	--	--
Exercise of common stock options	631	--	--
Shares issued upon vesting of restricted stock	--	--	--
Elimination of deferred compensation upon SFAS 123R adoption	(3,696)	3,696	--
Share-based compensation expense	5,914	--	--
Repurchase of treasury stock	--	--	--
Retirement of treasury stock	(5,345)	--	--
Cumulative effect adjustments under SAB108	--	--	--
Foreign currency translation adjustment	--	--	(51)
Net loss	--	--	--
Balance at December 31, 2006	$190,799	$--	$(36)

See accompanying notes to consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars and shares in thousands)

		Treasury Stock
	Notes due from stockholders for common stock	Shares	Cost	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2003	$(59)	(230)	$(185)	$(118,235)	$6,104
Conversion of Series A Preferred Stock	--	--	--	--	--
Conversion of Series B Preferred Stock	--	--	--	--	--
Preferred dividends and conversion inducement	--	--	--	(3,363)	10,487
Sale of common stock	--	--	--		46,457
Cashless exercise of common stock warrants	--	--	--	--	--
Exercise of common stock options	--	--	--	--	1,785
Exercise of common stock warrants	--	--	--	--	57
Amortization of deferred compensation	--	--	--	--	85
Amortization of warrants for services	--	--	--	--	511
Payments received on notes due from stockholders	59	--	--	--	59
Reversal of unused accrued expense related to Series C financing	--	--	--	--	8
Preferred stock expense	--	--	--	(10,488)	(10,488)
Income tax benefit due to exercise of stock options	--	--	--	--	1
Net income	--	--	--	2,025	2,025
Balance at December 31, 2004	$--	(230)	$(185)	$(130,061)	$57,091
Cashless exercise of common stock warrants	--	--	--	--	--
Exercise of common stock options	--	--	--	--	691
Exercise of common stock warrants	--	--	--	--	294
Reversal of deferred compensation related to forfeiture of stock options	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	981
Issuance of restricted stock, net of cancellations	--	--	--	--	(24)
Issuance of stock options below fair market value	--	--	--	--	--
Retirement of treasury stock	--	230	185	--	--
Foreign currency translation adjustment	--	--	--	--	15
Net loss	--	--	--	(653)	(653)
Balance at December 31, 2005	$--	--	$--	$(130,714)	$58,395
Exercise of common stock warrants	--	--	--	--	750
Exercise of common stock options	--	--	--	--	633
Shares issued upon vesting of restricted stock	--	--	--	--	--
Elimination of deferred compensation upon SFAS 123R adoption	--	--	--	--	--
Share-based compensation expense	--	--	--	--	5,914
Repurchase of treasury stock	--	(636)	(5,351)	--	(5,351)
Retirement of treasury stock	--	636	5,351	--	--
Cumulative effect adjustments under SAB108	--	--	--	(1,144)	(1,144)
Foreign currency translation adjustment	--	--	--	--	(51)
Net loss	--	--	--	(8,680)	(8,680)
Balance at December 31, 2006	$--	--	$--	$(140,538)	$50,466

See accompanying notes to consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net income (loss)	$2,025	$(653)	$(8,680)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	499	1,106	5,018
Impairment of long-lived asset	--	--	144
Services received for common stock and warrants	511	--	--
Noncash stock-based compensation charge	85	957	5,914
Deferred cash compensation	(59)	--	--
Income tax benefit from exercise of stock options	1	--	--
Amortization of discounts on investments	(86)	(1,184)	(1,004)
Changes in assets and liabilities:
Interest receivable on short-term investments	(76)	(352)	(198)
Accounts receivable, net	(541)	(1,550)	(1,833)
Accounts receivable from related party	(88)	(506)	494
Royalty advances	(68)	(330)	(239)
Prepaid expenses and other current assets	(69)	(233)	(896)
Inventory	(294)	(104)	293
Other assets	398	(93)	(664)
Accounts payable	324	3,903	(1,640)
Accrued expenses	711	3,062	(724)
Other liabilities, non current	--	--	262
Accrued royalties	257	3,222	3,902
Accrued compensation	87	420	(101)
Deferred revenue	1,571	4,114	7,125
Net cash provided by operating activities	5,188	11,779	7,173
Cash flows from investing activities:
Purchases of property and equipment	(402)	(3,706)	(4,280)
Capitalized internally developed software costs	--	(4,640)	(872)
Purchases of short-term investments	(48,300)	(79,546)	(85,465)
Proceeds from maturity of short-term investments	--	73,500	90,790
Net cash (used in) provided by investing activities	(48,702)	(14,392)	173
Cash flows from financing activities:
Proceeds from the sale of common stock, net	46,457	--	--
Payments received on notes due from stockholders for common stock	59	--	--
Proceeds from exercise of common stock options	1,785	691	633
Proceeds from exercise of common stock warrants	57	294	750
Repurchase of treasury stock at cost	--	--	(5,351)
Payment of principal on obligations under capital leases	(623)	(121)	--
Net cash provided by (used in) financing activities	47,735	864	(3,968)
Effect of exchange rate changes on cash and cash equivalents	--	2	(2)
Increase (decrease) in cash and cash equivalents	4,221	(1,747)	3,376
Cash and cash equivalents at beginning of year	9,075	13,296	11,549
Cash and cash equivalents at end of year	$13,296	$11,549	$14,925

See Note 16 for supplemental disclosure of cash flow information.

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

Business Conditions

The Company has experienced net losses applicable to common shareholders of $8.5 million, $0.7 million and $8.7 million during the years ended December 31, 2004, 2005, and 2006, respectively, and has an accumulated deficit of $140.5 million as of December 31, 2006. The Company raised $46.5 million, net of direct costs, from the sale of common stock in a follow-on offering of its common stock in November 2004. As of December 31, 2006, the Company's cash and cash equivalents balance was $14.9 million, and its short-term investments balance was $51.3 million.

The Company may, in the future, need to raise additional funds to finance its continued growth. No assurance can be given that such additional financing, if needed, will be available on terms favorable to the Company or to its stockholders, if at all.

(2)        Summary of Significant Accounting Policies

Basis of Presentation

Commencing in the quarter ending March 31, 2005, the Company began international operations in the United Kingdom, as Audible Limited (“Audible UK”). Audible UK is a wholly-owned subsidiary of Audible, Inc. and therefore its results of operations are consolidated as of the end of each reporting period. The accompanying consolidated financial statements as of and for the years ended December 31, 2005 and 2006 include the accounts of Audible, Inc. and Audible UK since its inception. All inter-company transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and notes due from governmental agencies. Cash consists of funds held in the Company's checking account.

Short-Term Investments

Investments purchased with a maturity of more than three months, and less than twelve months, are classified as short-term investments. The Company's short-term investments, as of December 31, 2005 and 2006 of $55.6 million and $51.3 million, respectively, consisted of governmental agency notes and mortgage-backed securities that are to be held to maturity because the Company has the positive intent and ability to hold these securities to maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Dividend and interest income are recognized when earned. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. A decline in the market value of held-to-maturity security below that which is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intends to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in the value subsequent to year end, and forecasted performance of the investee.

The amortized cost, gross unrealized holding gains (losses) and the fair value of held-to-maturity debt securities at December 31, 2005 and 2006 were $55.6 million, ($0.1) million and $55.6 million, and $51.3 million, less than $0.1 million and $51.3 million, respectively.

All of the debt securities classified as held-to-maturity mature before December 31, 2007.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provision for Refunds and Chargebacks

The provision for refunds and chargebacks is recorded as a reduction of revenue and is estimated based on a percentage of revenue, taking into account historical experience. A portion of the provision is recorded as a reduction of accounts receivable based on an estimate of refunds that will be made related to sales that were unpaid at period-end. The remaining portion of the provision is reflected as an accrued liability at period-end. Actual refunds and chargebacks could differ from the Company's estimate.

The amount of the provision that was recorded as a reduction of accounts receivable as of December 31, 2005 and 2006 was less than $0.1 million, respectively. Refer to the table in Note 4 for the amount of the provision reflected in the accrued liabilities.

The activity in the provision account during the years ended December 31, 2004, 2005, and 2006 was as follows (in thousands):

Balance at December 31, 2003	$14
Provision for refunds and chargebacks	1,037
Refunds and chargebacks provided	(868)
Balance at December 31, 2004	$183
Provision for refunds and chargebacks	1,917
Refunds and chargebacks provided	(1,782)
Balance at December 31, 2005	$318
Provision for refunds and chargebacks	2,436
Refunds and chargebacks provided	(2,625)
Balance at December 31, 2006	$129

Inventory
Inventory is stated at the lower of cost or market using the first-in, first-out method. As of December 31, 2005 and 2006, inventory consists of digital audio players manufactured by third party manufacturers.

Audio Production Costs

The Company capitalizes audio production costs incurred in connection with the creation of the master copy of an audio title, which includes talent, editorial and other costs. These costs are included in Other Assets on the consolidated Balance Sheets presented. These costs are stated at the lower of cost, less accumulated amortization, or fair value. These production costs are amortized beginning in the month the title is released, on a straight-line basis over a two year period, which is the estimated life of the title, and are recognized as cost of content revenue in the consolidated Statement of Operations. The remaining unamortized balance is periodically reviewed, and adjusted if necessary, to reflect the net realizable value.

Property and Equipment

Property and equipment, which includes computer server and Web site equipment, office furniture and equipment, leasehold improvements, internally developed software, studio equipment, and software licenses, are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which is three years for computer server, Web site equipment, and software licenses, and two years for internally developed software and studio equipment. Property and equipment held under capital leases are amortized on a straight-line basis over the estimated useful life of the asset. In June 2006, the Company reassessed the estimated useful lives of office furniture and equipment and leasehold improvements. Prior to June 2006, office furniture and equipment was depreciated using the straight line method over a two year period and leasehold improvements were amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever was shorter. In June 2006, the Company changed the estimated remaining useful life of these assets to seven months, and in December 2006 extended the previous estimate by an additional two months to coincide with the termination of the Company’s office lease. The change in estimate resulted in a higher depreciation expense of $0.1 million for the year ended December 31, 2006. The amortization is included within depreciation expense in the consolidated Statement of Cash Flows.

Work in process consists of expenditures for the development of various computer software projects incurred subsequent to the completion of the preliminary project stage. Construction in progress represents leasehold improvement costs related to the development and construction of the new office space. In accordance with SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company has capitalized external direct costs of material and services developed or obtained for these projects and payroll and payroll related expenses for employees directly associated with these projects. Amortization for each software project begins when the computer software is ready for its intended use. Amortization for the office space leasehold improvements will begin once the project is complete and will be amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever is shorter.

Maintenance and repairs are expensed as incurred.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the related asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value, generally based on a discounted cash flow analysis. During the year ended December 31, 2006, the Company recorded a $0.1 million impairment charge, included in technology and development expense on the accompanying consolidated Statement of Operations, related to expenditures previously capitalized for the development of a computer software project.

 Royalty Advances and Royalty Obligations

Royalty advances represent payments made and payments to be made to various content providers pursuant to minimum guarantees under their royalty agreements, net of royalties expensed. The corresponding royalty obligations represent payments to be made to the content providers pursuant to minimum guarantees under their royalty agreements. These agreements give the Company the right to sell digital audio content over the Internet. The royalty obligations recorded in the accompanying consolidated Balance Sheets are classified between current (included in accrued expenses) and non-current based on the payment terms specified in the agreements. The Company periodically adjusts the balance of these advances to reflect their estimated net realizable value based on the difference, if any, between the carrying amount of the asset and the discounted future revenue stream. Royalty expense is included in cost of content and services revenue in the accompanying consolidated Statements of Operations.

Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, accounts receivable from related parties, accounts payable and accrued expenses. At December 31, 2005 and 2006, the fair values of these financial instruments approximated their carrying values due to the short-term nature of these instruments.

Foreign Currency Translation

In accordance with the provision of Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, SFAS 52, Audible UK, whose functional currency is the British Pound, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues, costs and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of Audible UK's financial statements are accumulated and charged directly to Accumulated Other Comprehensive Income (Loss), a component of stockholders' equity.

Since the inception of Audible UK’s operations, Audible Inc. has made periodic cash fundings to Audible UK to assist with the cash flow needs of the start-up subsidiary. Audible, Inc. expects these periodic fundings to continue into the foreseeable future. In addition to cash fundings, Audible, Inc. has paid certain amounts on behalf of the subsidiary, such as a security deposit on office space and payroll of U.S. employees working on the UK business. All of these fundings were made with the intention of treating them as a long-term investment. In accordance with the provisions of SFAS 52, the foreign currency gain/loss at each reporting period resulting from the inter-company account is recorded to Accumulated Other Comprehensive Income (Loss).

Reclassifications

Certain prior year and prior quarter amounts have been reclassified to conform to the current year presentation.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments Accounted For Under the Equity Method of Accounting

Prior to the additional contribution made to Audible Germany by a new investor in July 2006, the Company’s ownership percentage of Audible Germany was greater than 50%. Under Emerging Issues Task Force, or EITF, Issue No. 96-16, Investor’s Accounting for an Investee when the Investor has a Majority of the Voting Interest but the Minority Shareholder of Shareholders Have Certain Approval or Veto Rights, the Company had determined that the minority shareholders, together have significant participatory rights, allowing them to participate in significant decisions of Audible Germany and to block significant decisions proposed by Audible. As a result of the significant participatory rights held by the minority shareholders, the Company did not have unilateral control over Audible Germany. Therefore, Audible did not consolidate the results of Audible Germany but rather accounted for its investment in Audible Germany under the equity method of accounting. Under the equity method of accounting, the Company records 51% of the profits (the Company’s pro-rata ownership), if any, and 51% of the equity losses but only until such time that the Company records losses equal to the initial investment of the Company plus any profits previously recorded. The initial investment was reduced to zero during 2004. Subsequent to the additional fundings made during 2006, the Company’s ownership percentage was reduced to 44.9% and therefore the equity method of accounting for the investment in Audible Germany is appropriate regardless of the significant participatory rights of the other investors.

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

In July 2006, the Company entered into a global master agreement with Apple Computer, Inc. that replaced the principal agreements the Company entered into with Apple during 2002 and 2003. The Company continues to recognize revenue from audio book sales made at the Apple iTunes Store in the period when the content is purchased and delivered. However, in accordance with the terms of the new agreement, the amount of revenue the Company recognizes on each audio book sale is now formula-driven, derived from the Apple iTunes selling price and the content cost of each audio book. The new revenue formula will be implemented January 1, 2007.

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

In December 2005, the Company introduced new AudibleListener monthly and annual membership plans, designed to provide customers more flexibility in using their audio credits. Depending upon the AudibleListener membership plan, customers receive and can “bank” or delay using a maximum number of audio credits, depending on the membership plan. The banking feature results in audio credits being used (delivered) over different periods for different customers. This may result in slower revenue growth or less revenue than the Company experienced in prior periods because the customer has a longer period of time to use their audio credits. In addition, some of the new AudibleListener plans include new membership benefits, ranging from a complimentary daily newspaper to everyday discounts of 30% on a la carte purchases. The daily newspaper and 30% discount benefits are “serial” elements that are delivered continuously over the membership period, whereas the content selections underlying the audio credits are discrete elements that are delivered at different times based on individual customer behavior. As a result of the characteristics of the new AudibleListener memberships, they are considered revenue arrangements with multiple deliverables; however under EITF 00-21, Revenue Arrangements with Multiple Deliverables, because the deliverables are not eligible for separation, they are accounted for as a single unit of accounting. As a result, revenue is recognized for these new AudibleListener membership plans using the lesser of straight-line or proportional performance (based on content delivery) over the maximum membership period.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table displays the activity related to the new annual membership plans introduced in December 2005, which is included within deferred revenue on the accompanying consolidated Balance Sheet at December 31, 2005 and 2006 (in thousands):

	2005	2006
Beginning Deferred Revenue	$--	$2,083
Total cash received	2,135	12,361
Revenue recognized, net	(52)	(5,720)
Refunds issued	--	(502)
Deferred revenue	$2,083	$8,222

Upon launch of the new AudibleListener plans in December 2005, the legacy AudibleListener plans were no longer available to new customers. Customers who have legacy memberships have the option of either converting to one of the new AudibleListener membership plans or continuing their legacy membership. Revenue is recognized from the sale of UltimateListener, the legacy prepaid discounted content package, in which the customer receives twelve audio credits, and gift programs, when the content is downloaded, over the membership period or subscription period, as applicable.

Point of Sale Rebates and Discount Certificate Rebates

Part of the Company's marketing strategy to obtain new AudibleListeners includes retail promotions in which the Company pays retailers to offer discounts to consumers on their purchase of AudibleReady devices if they become AudibleListeners for twelve months. The Company also has retail promotions in which it purchases electronic discount certificates or gift cards from retailers and gives them away to the Company's customers when they sign up to be AudibleListeners for twelve months. Point of sale rebates, which are discounts given by a third party retailer to a customer on the purchase of a digital audio player at the point of sale of the Audible membership, are recorded as a reduction of revenue in the period the discount is given in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), or EITF 01-9. The cost of discount certificate rebates and gift cards that are given to a customer by Audible at the time the customer purchases the Audible membership are recorded as a cost of content and services revenue in accordance with EITF 01-9.

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

Related Party Revenue

Related party revenue consists of revenue earned under agreements with Audible Germany (see Note 9) and France Loisirs (see Note 10). Revenue under the Audible Germany agreement includes $0.1 million earned per quarter over the initial 30-month term of the agreement, which began on August 30, 2004. The Company recognizes $0.1 million per quarter only after Audible Germany has agreed that the services delivered were satisfactory and collection of the amount is reasonably assured. Revenue under the France Loisirs agreement includes a $1.0 million technology licensing fee that is being recognized on a straight-line basis over the initial 24-month term of the agreement, which began on September 15, 2004. Of the $1.0 million, France Loisirs has paid the full $1.0 million as of December 31, 2006, resulting in deferred revenue of $0.2 million and none as of December 31, 2005 and 2006, respectively. Revenue earned under each of these agreements also includes consulting services performed by certain of the Company's employees and reimbursement of certain incremental costs incurred by the Company that are billed to Audible Germany and France Loisirs in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursement Received for Out-of-Pocket' Expenses Incurred.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Revenue

Other revenue in 2005 and 2006 primarily included $0.1 million and $0.3 million, respectively, of revenue earned from a new product development and distribution agreement, which is being recognized on a straight-line basis over a 58-month period. The remaining balance of Other Revenue in 2005 consisted of commissions earned for referring customers to a retail partner to purchase a digital audio device, which is recognized in the period when the customer's purchase is completed. Other revenue in 2004 primarily consisted of straight-line amortization of revenue earned from technology licensing fee arrangements, which ended on June 30, 2004.

Customer Concessions

The Company defers revenue for expected replacement audio credits to legacy members based on a historical experience of the credits issued. The Company defers revenue for other audio credits and coupons when they are delivered to the customers based on estimated values. Actual customer credit and coupon issuance and usage patterns could differ from the Company's estimates. The concessions are recorded as a reduction of revenue and an increase to deferred revenue.

Cost of Content and Services Revenue

Cost of content and services revenue includes royalties incurred on sales of content as specified by the terms of the content agreements, amortization of warrants issued to content providers in connection with content agreements (2004 only), discount certificate rebates, amortization of audio production costs incurred in connection with creation of certain audio products, and other non-recoupable content costs. Royalty expense for sales of content is incurred based on either a percentage of revenue or a fixed price per title as per the royalty agreement. The royalty cost per title may differ depending upon whether the title is sold as part of the AudibleListener membership or sold as an a la carte sale.

Cost of content and services revenue for the years ended December 31, 2004, 2005, and 2006 was as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Royalties incurred on content sales	$10,393	$22,399	$33,256
Amortization of warrants issued to providers	181	--	--
Amortization of audio production costs	--	28	156
Other non-recoupable content costs	76	186	265
Royalties and other content charges	$10,650	$22,613	$33,677
Discount certificate rebates	1,462	1,556	1,328
Total cost of content and services revenue	$12,112	$24,169	$35,005

Shipping and Handling Costs

Shipping and handling costs, which consist of costs and fees associated with warehousing, fulfillment, and shipment of digital audio devices to customers, are recorded as a component of marketing expense in the consolidated Statements of Operations. These costs totaled $0.5 million, $0.5 million and $0.2 million for the years ended December 31, 2004, 2005, and 2006, respectively.

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. These costs are included in marketing expense in the accompanying Statements of Operations and totaled $1.6 million, $5.0 million and $5.8 million for the years ended December 31, 2004, 2005, and 2006 respectively.

Legal Fees

The Company expenses legal fees, including those expenses expected to be incurred in connection with loss contingencies, as incurred.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Significant items subject to estimates include the recoverability of the carrying amount of property and equipment (including internally-developed software), the provision for refunds and chargebacks, customer concessions, recoverability of royalty advances, lease period when right of cancellation exists, valuation of deferred tax assets, certain accruals and fair value of share-based compensation. Actual results could differ from those estimates.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity Instruments Issued for Goods and Services

The Company has in the past issued warrants to purchase shares of common stock to non-employees as part of their compensation for providing goods and services. The Company accounts for these warrants in accordance with the EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The exercise price of the warrants is determined by the closing price of Audible's common stock on the day of the agreement. Fair value of the warrant issued is estimated using the Black-Scholes model with the best available assumptions concerning risk-free interest rate, expected term of the warrant, dividend yield and expected volatility. The fair value of the warrant is expensed on a straight-line basis over the term of the agreement and is recorded within the operating expense line item that best represents the nature of the goods and services provided. Depending on the terms of the warrant, the Company applies variable plan or fixed plan accounting in accordance with EITF No. 96-18.

Basic and Diluted Net Loss Applicable to Common Shareholders Per Common Share

Basic net loss applicable to common shareholders per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss applicable to common shareholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants and the vesting of restricted stock using the treasury stock method.

For 2004, 2005, and 2006, all potential common shares have been excluded from the diluted calculation because the Company had a net loss applicable to common shareholders, and their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year ended December 31,
	2004	2005	2006
Stock Options	2,600,331	2,629,809	2,237,731
Warrants	1,035,329	883,389	713,858
Restricted Stock	--	261,557	991,085

Share-Based Compensation

In accordance with SFAS 123(R), the Company measures compensation cost for stock awards at fair value and recognizes compensation over the requisite service period for awards expected to vest. Estimating the portion of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are recorded in the period estimates are revised. The Company considers several factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The Company also considers several factors when estimating expected volatility and expected life of the option.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)    Property and Equipment

Property and equipment at December 31, 2005 and 2006 consists of the following (in thousands):

	December 31,
	2005	2006
Computer server and Web site equipment	$6,599	$7,687
Software licenses	745	4,235
Internally developed software	1,357	2,779
Office furniture and equipment	1,558	1,720
Leasehold improvements	975	1,011
Studio equipment	652	667
Work in process - internally developed software	3,283	326
Construction in progress	--	443
Total property and equipment	15,169	18,868
Less: accumulated depreciation and amortization	(7,010)	(10,719)
Total property and equipment, net	$8,159	$8,149

Depreciation and amortization expense on property and equipment totaled $0.5 million, $1.1 million, and $5.0 million and in 2004, 2005, and 2006, respectively. Included in the 2005 and 2006 amounts is amortization of internally developed software of $0.1 million and $1.2 million, respectively. Included in the 2006 amount is accelerated depreciation on office furniture and leasehold improvements due to the corporate office relocation.

In the quarter ended September 30, 2006, the Company recognized a $0.1 million impairment charge, included in technology and development in the accompanying consolidated Statement of Operations, relating to expenditures previously capitalized for a computer software project. These costs were in included in work in process and internally developed software. Upon review of the financial forecast for this project during the quarter ended September 30, 2006, management concluded that an impairment charge should be recognized for the full amount of the project costs in accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset.

The gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

	December 31,
	2005	2006
Computer server and Web site equipment	$743	$743
Less: accumulated amortization	(437)	(685)
Total computer server and Web site equipment, net	$306	$58

(4)   Accrued Expenses

The components of the accrued expenses balance as of December 31, 2005 and 2006 are follows (in thousands):

	December 31,
	2005	2006
Professional fees	$1,084	$958
Revenue sharing and bounty payments	774	630
Retail rebates and discounts	578	400
Royalty obligations	293	410
Accrued expense - related parties	333	242
Marketing	468	241
Refunds and chargebacks	287	89
Value added tax	2	708
Other accrued expenses	983	1,000
Total accrued expenses	$4,802	$4,678

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)   Reverse Stock Split

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

(6)    Stockholders' Equity

Common Stock

On February 6, 2004, in connection with the conversion of the outstanding Series A Preferred Stock (“Series A”), the Company issued 5,836,013 shares of common stock to Apax Partners (“Apax”). The Series A conversion was the result of a negotiated agreement under which, in addition to the 4,669,347 shares of common stock issuable upon conversion of the outstanding Series A shares in accordance with the terms of conversion, the Company issued to Apax 1,166,666 common shares of common stock and warrants to purchase 333,333 shares of common stock. Of the additional 1,166,666 shares issued, 389,863 shares were issued in payment of cumulative accrued dividends at the date of conversion, and 776,803 shares together with the warrants to purchase 333,333 shares were issued as an inducement to Apax to convert its Series A shares. The warrants are exercisable at $21.00 per share and expire on February 5, 2011. The fair value of the 776,803 shares of common stock and the warrants to purchase 333,333 of $9.9 million was recorded as a charge to the net loss applicable to common shareholders in the consolidated Statement of Operations for the year ended December 31, 2004.

On February 6, 2004, the Company issued 416,666 shares of common stock to Random House upon conversion of their outstanding Series B Preferred Stock (“Series B”) in accordance with the original terms of conversion.

On November 17, 2004, the Company issued 2,022,500 shares of common stock in connection with a secondary public offering at a price of $24.50 per share. Net proceeds received by the Company were $46.5 million net of direct costs.

At December 31, 2005 and 2006, the Company had 24,326,503 and 24,119,768, respectively, common stock shares issued and outstanding. At December 31, 2005 and 2006, the Company had 3,774,755 and 3,942,674, respectively, common shares reserved for common stock warrants, options and restricted stock.

Share-based Compensation

The Company's 1999 Stock Incentive Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock-based awards to employees. For options granted to new Audible employees as part of their compensation package, the exercise price is determined by the closing price of Audible's common stock on the day immediately preceding each employee's start date. For the majority of additional option grants made to existing employees, the exercise price is determined based on the closing price of the day immediately preceding the grant date. The majority of the options granted vest over a fifty-month period and expire ten years from the date of the grant. All share-based compensation is granted through the Plan.

The number of authorized common shares available for issuance under the Plan is 5,700,000 shares. As of December 31, 2005 and 2006, options to purchase 2,629,809 and 2,237,731, respectively, shares of common stock were outstanding. As of December 31, 2005 and 2006, 258,083 and 979,985, respectively, of non-vested restricted share awards had been granted, net of cancellations, forfeitures and net of shares vested.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised),“Share-Based Payment” (“SFAS 123R") utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, stock option grants were accounted for in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and accordingly, no compensation expense was recognized for these awards except for awards that had intrinsic value on the grant date. Restricted stock was also accounted for under APB 25 and compensation expense was recognized for restricted stock awards based on intrinsic value (which was equal to fair value).

Under the modified prospective approach, SFAS 123R applies to all new awards and to previously issued awards that were unvested on January 1, 2006, and awards that are modified, repurchased or cancelled after January 1, 2006. Compensation expense recognized for the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. Total compensation expense for share-based payment arrangements recognized during the years ended December 31, 2004, 2005 and 2006 was $0.7 million, $1.0 million and $5.9 million respectively. At December 31, 2006, the Company had $11.5 million of unrecognized compensation expense related to share-based payments which is expected to be recognized over a weighted-average period of 2.21 years. No compensation cost, as defined under SFAS 123R, was capitalized in any asset as of December 31, 2006.

The unearned share-based compensation related to stock options and restricted stock awards is being amortized to compensation expense over the requisite service period. The Plan does not make a separate reference to provisions regarding participant retirement and the vesting terms in stock options and restricted stock awards relating to participants eligible for retirement; therefore, in accordance with the provisions of SFAS 123R, compensation expense, for stock options and restricted stock awards to participants that are retirement eligible on the grant date, is recognized over the requisite service period, rather than immediately at the grant date.

The Company receives a tax deduction for certain stock option exercises, generally for the intrinsic value of the award on the exercise date and a tax deduction for increases in the value of restricted stock upon vesting. Prior to the adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options and restricted stock were reported as operating cash flows in the consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax benefits in excess of the compensation costs recognized for these options (excess tax benefits) to be classified as financing cash flows. Further, under SFAS 123R, excess tax benefits are recognized as a credit to additional paid-in capital only in the period in which the deduction reduces income taxes payable. Since the Company currently has significant net operating loss ("NOL") carryforwards that are fully reserved through the valuation allowance, any excess tax benefits related to the exercise of stock options will not be recorded until after the Company utilizes its NOL carryforwards to reduce current income taxes payable. During the years ended December 31, 2004 and 2006, less than $0.1 million was recognized as excess tax benefit resulting from share-based compensation. During the years ended December 31, 2005, there was no excess tax benefit recognized resulting from share-based compensation. The Company's net cash proceeds from the exercise of stock options were $1.8 million, $0.7 million and $0.6 million as of December 31, 2004, 2005 and 2006, respectively.

All stock incentives (options and restricted stock units) issued to employees and non-employee directors are awarded according to the applicable plan terms. The source of shares for exercised stock options and delivery of vested restricted stock are newly issued shares.

As a result of adopting SFAS 123R on January 1, 2006, the Company's loss from operations, loss before income taxes, and net loss for the year ended December 31, 2006 is $2.8 million higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per common share for the year ended December 31, 2006 was $0.12 cents higher than if the Company had continued to account for share-based compensation under APB 25.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”),“Transition Election Related to Accounting For the Tax Effects of Share-Based Payment Awards”, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. The Company evaluated the alternative methods and has decided to elect the alternative transition method provided by FSP 123R-3. The election had no impact on the Company’s consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on the Company's net loss and net loss per common share had the Company accounted for share-based compensation in accordance with SFAS 123 for the years ended December 31, 2004 and 2005 (in thousands, except per share data):

	2004	2005

Net loss, as reported	$(8,462)	$(653)
Add: Total share-based employee compensation expense included in reported net income	85	957
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards	(2,670)	(3,498)
Pro forma net loss	$(11,047)	$(3,194)

Basic net loss per common share:
As reported	$(0.40)	$(0.03)
Pro Forma	$(0.53)	$(0.13)

The Company has on occasion issued options to employees to purchase shares of common stock at a price less than the fair value of the stock at the time of issuance. Prior to the adoption of SFAS 123R, the difference between the fair value on grant date and the exercise price of options issued, as well as the value of restricted stock on the grant date, was accounted for under APB 25 and was recorded as deferred compensation, a component of stockholders' equity, and was amortized as compensation expense on a straight-line basis over the vesting term of the option or restricted stock, as applicable. In connection with the adoption of SFAS 123R, the unamortized deferred compensation balance of $3.7 million at December 31, 2005 relating to previous grants of options that had intrinsic value at the time of issuance and restricted stock was eliminated against additional paid-in capital on January 1, 2006.

Stock Options

The Company has used the Black-Scholes option pricing model in calculating the fair value of options granted. The assumptions used and the weighted-average information for the years ended December 31, 2004, 2005 and 2006 are as follows:

	Year Ended December 31,
	2004	2005	2006
Risk-free interest rate	3.66%	4.31%	4.57%
Expected dividend yield	--	--	--
Expected life	5 years	5 years	4.58 years
Expected volatility	122%	114%	68.7%

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and both the implied and historical volatility of the Company's stock price. The expected life of the option represents the period of time that the option granted is expected to be outstanding. Expected volatility is calculated based on the historical and implied volatility of the Company's stock price. Historical volatility is calculated over the most recent period that is commensurate with the expected life. The risk free interest rate is based on the U.S. Treasury yield curve commensurate with the expected term in effect at the time of grant.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the stock option activity under the Plan is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share

Balance, December 31, 2003	3,147,363	$0.66-$38.25	$5.34
Granted	277,691	$9.30-$29.70	$12.63
Expired/Canceled	(23,217)	$0.66-$12.60	$3.92
Exercised	(801,506)	$0.66-$16.50	$2.23
Balance, December 31, 2004	2,600,331	$0.69-$38.25	$6.80
Granted	389,900	$10.73-$26.58	$15.63
Expired/Canceled	(114,352)	$0.99-$31.32	$14.80
Exercised	(246,070)	$0.69-$13.69	$2.81
Balance, December 31, 2005	2,629,809	$0.69-$38.25	$8.13
Granted	63,100	$7.29-$12.84	$8.03
Canceled	(61,470)	$0.69-$38.25	$14.34
Forfeited	(144,067)	$0.69-$38.25	$10.70
Exercised	(249,641)	$0.69-$5.72	$2.53
Balance, December 31, 2006	2,237,731	$1.05-$31.32	$8.42

A summary of the total stock options outstanding as of December 31, 2006 is as follows:

Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life

746,119	$1.05-$2.97	$2.12	5.50 years
586,559	$3.00-$3.99	$3.42	5.43 years
163,548	$4.69-$10.85	$6.55	6.57 years
395,494	$11.20-15.99	$13.54	7.87 years
346,011	$16.50-31.32	$25.50	2.66 years
2,237,731	$1.05-$31.32	$8.42	5.54 years

(in thousands except share and per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life

Options exercisable at December 31, 2006	1,825,292	$8.08	$6,454	5.01 Years

Vested and expected to vest at December 31, 2006	2,172,657	$8.95	$7,131	5.93 Years

The following table summarizes stock option activity for the years ended December 31, 2004, 2005 and 2006
(in thousands except share and per share data):

	Years Ended December 31,
Options:	2004	2005	2006
Weighted-average grant date fair value of options granted during the period	$10.61	$13.52	$8.03
Total intrinsic value of options exercised during the period	$15,033	$3,346	$1,656

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

During the years ended December 31, 2005 and 2006, the Company granted awards to receive 279,750 and 872,800, respectively, restricted stock units, to employees under the Plan. The restricted stock units either cliff-vest or vest periodically between three months and forty-eight months after the grant date. During the years ended December 31, 2005 and 2006, 18,193 and 130,960 restricted stock units were forfeited due to employee terminations. The fair value of restricted stock units on the grant date is determined by the closing price of Audible's stock on the day immediately preceding the grant date. Actual shares under these awards are not issued until vesting is complete. Under the terms of the restricted stock awards, unless different provisions are noted on the restricted stock award, the Company is required to issue to the recipient the number of whole shares of common stock that equals the number of vested whole restricted stock shares following the date on which the restricted stock share becomes vested.

The following table summarizes nonvested restricted stock activity through December 31, 2006:

		Weighted-Average Grant-Date
Nonvested Restricted Stock	Units	Fair Value

Nonvested at December 31, 2004	--	--
Granted	279,750	$16.14
Forfeited	(18,193)	$15.33
Vested	(3,474)	$14.13
Nonvested at December 31, 2005	258,083	$16.39
Granted	872,800	$9.87
Forfeited	(130,960)	$11.12
Vested	(19,938)	$14.85
Nonvested at December 31, 2006	979,985	$11.27

Of the total number of units vested noted in the table above, 11,100 restricted stock units were not delivered to employees as of December 31, 2006, due to an election made by the employees to delay receipt.

The following table summarizes restricted stock for the years ended December 31, 2004, 2005 and 2006 (in thousands except per share data):

	Year Ended December 31,
Restricted Stock:	2004	2005	2006
Weighted-average grant date fair value of shares granted during the year	$--	$16.14	$9.87
Total fair value of shares that vested during the year	$--	$49	$296

Total common stock available for future stock option and restricted stock grants is approximately 915,000 shares.

Warrants

The Company has issued in the past common stock warrants to third parties in exchange for services. The fair values of warrants issued in exchange for services are determined by the Black-Scholes model in accordance with EITF Issue No. 96-18 and are recognized as an expense under fixed plan or variable accounting depending on the terms of the agreements over the periods in which services are being performed. The assumptions used in the Black-Scholes pricing model to calculate fair values, including risk-free interest rate and volatility, were determined using available information on the measurement date. Expected dividend yield of zero was used for all calculations. For the years ended December 31, 2004, 2005 and 2006, $0.5 million, $0 and $0, respectively, was recognized as expense related to warrants, as follows (in thousands):

	December 31,
	2004	2005	2006
Cost of content and services revenue	$181	$--	$--
Cost of hardware revenue	17	--	--
Marketing expenses	313	--	--
	$511	$--	$--
No expense was recognized in 2005 or 2006 as all warrants were fully vested as of December 31, 2004.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the warrant activity for the years ended December 31, 2004, 2005 and 2006 is as follows:

	Number of Warrants	Exercise Price Per Share	Weighted Average Exercise Price Per Share
Balance, December 31, 2003	715,438	$0.03-$150.00	$14.55
Exercised	(81,108)	$0.60-$2.73	$1.77
Issued	400,999	$1.50-$21.00	$17.98
Balance, December 31, 2004	1,035,329	$0.03-$150.00	$16.96
Exercised	(147,771)	$1.29-$12.00	$2.83
Issued	--	--	--
Expired	(4,169)	$14.07-$22.95	$21.24
Balance, December 31, 2005	883,389	$0.03-$150.00	$19.22
Exercised	(167,199)	$2.73-$4.50	$4.49
Issued	--	--	--
Expired	(2,332)	$1.14-$1.62	$1.48
Balance, December 31, 2006	713,858	$0.03-$150.00	$22.73

During 2006, 533 warrants were exercised through a cashless transaction in accordance with the original terms of the warrant agreement. Accordingly, the number of common shares issued as a result of this cashless exercise was 346. During 2005, 31,105 warrants were exercised through cashless transactions in accordance with the original terms of the warrant agreements. Accordingly, the number of shares of common stock issued as a result of these cashless exercises was 23,733 shares. In 2004, 43,443 were exercised through cashless transactions in accordance with the original terms of the warrant agreements. Accordingly, the number of common stock shares issued as result of these cashless exercises was 39,888.

A summary of the total common stock warrants outstanding and exercisable as of December 31, 2006 is as follows:

Number of Warrants	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
80,082	$0.03-$3.09	$1.05	2.30 years
207,666	$12.94-$17.67	$17.53	0.36 years
333,333	$21.00	$21.00	4.10 years
50,001	$24.00-$36.00	$30.00	0.34 years
42,776	$60.00-$150.00	$93.51	0.34 years
713,858	$0.03-$150.00	$22.73	2.32 years

Convertible Preferred Stock

Series A

In February 2001, Microsoft purchased 2,666,666 shares of Series A Preferred stock (“Series A”) for $10.0 million at a per share price of $3.75. Each share of Series A was originally convertible into one and one-third shares of common stock, (equivalent to a price of $2.8125 per share), subject to adjustment under certain conditions. As a result of the investment in the Company made by Special Situations Funds in the first quarter of 2002, the conversion rate was adjusted as per the Series A Certificate of Designation to 1.3441 shares of Common Stock for each share of Series A stock. The stock was convertible at the option of the holder at any time. Dividends were payable semi-annually at an annual rate of 12% in either additional preferred shares or in cash at the option of the Company. On the fifth anniversary of the original issue date, the Company was required to redeem all remaining outstanding shares at a per share price of $3.75 plus all accrued and unpaid dividends. As of August 2003, the Company had issued to Microsoft an aggregate of 807,301 additional shares of Series A in respect of the dividends payable through June 1, 2003.

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

On February 6, 2004, Apax Partners converted all of its Series A and accrued dividends into 4,669,347 shares of common stock. The Series A conversion was the result of a negotiated agreement with the Company, where the Company issued 1,166,666 shares and 333,333 warrants to purchase common stock to Apax Partners. Of the common shares issued, 389,863 were issued as dividends due at the date of conversion, and 776,803 shares and 333,333 warrants were issued as an inducement to Apax Partners to immediately convert its Series A shares. The 333,333 outstanding warrants are exercisable at $21.00 and expire on February 5, 2011. The fair value of the 776,803 shares of common stock and the 333,333 warrants of approximately $9.9 million was determined in accordance with EITF Issue No. 96-18, and this expense is included in the charges related to conversion of convertible preferred stock in the accompanying 2004 consolidated Statement of Operations.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B

In March 2002, the Company issued 1,250,000 shares of Series B Preferred Stock (“Series B”) in connection with an amendment to its contract with Random House, an affiliate of Bertelsmann AG. At any time on or after March 26, 2004, subject to certain conditions, all outstanding shares of Series B stock were to automatically convert to shares of common stock at the then effective conversion price. On February 6, 2004, Random House converted the Series B into 416,666 shares of common stock in accordance with the original terms of conversion.

Common Stock Repurchase Program and Treasury Stock

In February 2006, the Company's Board of Directors authorized a new common stock repurchase program, pursuant to which the Company may from time to time repurchase (through open market repurchases at prevailing market prices), up to an aggregate of $25.0 million of the Company's outstanding common stock. During the year ended December 31, 2006, 635,700 shares were repurchased at an average price of $8.42. The Company legally retired the treasury stock during 2006.

At the February 8, 2005 Board of Directors meeting, the Board resolved that all 229,741 shares of common stock held as treasury shares by the Company at that time were to be retired, and the Company subsequently legally retired the treasury stock. As of December 31, 2006, the Company held no shares of common stock as treasury stock.

(7)    Income Taxes

There is no federal provision for income tax expense in 2004, 2005 or 2006. As a result of selling certain of its New Jersey state income tax loss benefits for cash, the Company realized $0.7 million, $0.7 million and $0.8 million in state income tax benefits during the years ended December 31, 2004, 2005 and 2006, respectively.

The components of (loss) income before income taxes are as follows (in thousands):

	December 31,
	2004	2005	2006
Domestic	$1,302	$113	$(8,411)
Foreign	--	(1,505)	(1,024)
Total	$1,302	$(1,392)	$(9,435)

The difference between the actual income tax benefit and that computed by applying the U.S. federal income tax rate of 34% to pretax (loss) income is summarized below (in thousands):
	Year Ended December 31,
	2004	2005	2006
Computed “expected” tax (benefit) expense	$443	$(473)	$(3,208)
(Increase) decrease in tax (benefit) expense resulting from:
State tax benefit, net of federal benefit	(477)	(488)	(507)
Increase/(decrease) in the federal valuation allowance	(692)	(301)	1,932
Foreign losses	--	512	472
Permanent differences	3	11	542
Foreign taxes	--	--	14
	$(723)	$(739)	$(755)

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2005 and 2006 are as follows (in thousands):

	December 31,
	2005	2006
Deferred tax assets:
Net operating loss carryforwards	$46,323	$46,070

Book depreciation in excess of tax depreciation	762	810
Deferred compensation and accrued vacation	140	98
Deferred revenue	23	679
Deferred rent	--	105
Allowance for sales refunds and chargebacks	115	30
Stock based compensation	383	2,056
Accrued expense	100	--
Patents and trademarks	119	68
Other, net	71	35
Total deferred tax assets	48,036	49,951

Deferred tax liability:
Prepaid expense	(234)	(240)
Net deferred tax assets	47,802	49,711

Less valuation allowance	47,802	49,711

Net deferred taxes	$--	$--

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s historical net losses, management believes it is more likely that not that the Company will not realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance, which increased by $2.4 million, decreased by $2.1 million, and increased by $1.9 million in 2004, 2005 and 2006 respectively, has been recorded on the deferred tax assets as of December 31, 2005 and 2006.

A deduction in the amount of $2.4 million in 2006 attributable to stock options and warrants is not being reflected in the net operating loss carry-forwards for the deferred tax assets until such time that the deduction reduces tax payable.

As of December 31, 2006, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $123.1 million, which begin to expire in 2010 if not used to offset future taxable income. As of December 31, 2006, the Company has net operating loss carry-forwards for New Jersey income tax purposes of approximately $78.0 million which begin to expire in 2008 if not used to offset future taxable future. As of December 31, 2006, the Company has foreign net operative losses of $2.5 million which can be carried forward indefinitely.

The Company has experienced certain ownership changes, which under the provisions of Section 382 of the Internal Revenue Code 1986, as amended, result in an annual and aggregate limitation on the Company’s ability to utilize its net operating losses in the future. The Company has conducted a study to determine the extent of the limitations.

Based on the study, the Company has had three separate changes in control. However, in each case, the annual and aggregate limitations will not hamper the Company’s ability to utilize its net operating losses in the future.

(8) Audible UK

In February 2005, the Company established Audible UK. Audible, Inc. purchased one share of Audible UK stock on February 7, 2005, which at that date became a wholly-owned subsidiary of Audible Inc. Audible UK began commercial operations in June 2005.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)     Audible Germany Agreement

On August 30, 2004, the Company, Verlagsgruppe Random House GmbH (“Random House”) and Holtzbrinck Networxs AG (“Holtzbrinck”) entered into a joint venture agreement (the “Joint Venture”) to form Audible GmbH (“Audible Germany”). Random House is an affiliate of Bertelsmann AG. Bertelsmann AG and its affiliates own approximately 5.7% of Audible's common stock, inclusive of certain common stock warrants held by the entities.

Audible Germany has the exclusive rights to operate a German language Audible Web site. Under the original Joint Venture, Random House and Holtzbrinck each contributed a nominal amount in exchange for each receiving a 24.5% interest in Audible Germany. The Company was required to contribute a nominal amount in exchange for a 51% interest in Audible Germany. After the initial formation, Random House and Holtzbrinck were to provide additional equity financing of approximately $1.5 million each in certain installments, subject to Audible Germany meeting certain milestones. The full amount has been funded by Random House and Holtzbrinck. In the event of liquidation of Audible Germany, this additional financing by Random House and Holtzbrinck accrues interest at 8% per annum and is senior to Audible's capital investment. The Company may, but is not obligated to, contribute additional capital to the entity. Any profits distributed by Audible Germany are to be distributed in accordance with the ownership interests. In July 2006, a new investor, Luebbe, contributed €0.3 million for a 5% interest in Audible Germany. This contribution reduced the Company’s interest to 48% and Random House’s and Holzbrinck’s ownership percentage to 23.5% each.

In October 2006, the original Joint Venture agreement was amended to provide additional financing commitments for the investors. Accordingly, additional contributions were made by the Company and Holtzbrinck in October 2006 and December 2006. During the fourth quarter of 2006, the Company contributed €0.3 million, or $0.4 million, which includes the amount that was due to the Company from Audible Germany for services performed during the twelve month period ended December 31, 2006, and Holtzbrinck contributed €0.7 million. In addition, the Company contributed a nominal amount and Holtzbrinck contributed a nominal amount as statutory capital contributions during the fourth quarter of 2006. These contributions further changed the ownership percentages to 44.9% for the Company, 30.9% for Holtzbrinck, 19.5% for Random House, and 4.7% for Luebbe.

At the time the Joint Venture was entered into, the Company had determined that Audible Germany was not a variable interest entity as defined in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46R”) because, as a development stage enterprise, Audible Germany had sufficient equity to permit it to finance the activities in which it was currently engaged in without additional subordinated financial support. In addition, the other criteria within FIN 46R that would characterize Audible Germany as a variable interest entity were not met. Rather, Audible Germany was considered to be a voting interest entity. Upon occurrence of the additional financing in July 2006, the Company performed an analysis to determine whether or not Audible Germany is a variable interest entity, as defined in FIN 46R. Audible Germany is 100% equity funded and no debt exists or is planned. Therefore, equity is deemed to be sufficient under the definition of FIN 46R paragraph 5a. In addition, under paragraph 9 of FIN 46R, on a qualitative basis, Audible Germany has demonstrated that it can finance its activities without additional subordinated financial support, even though the equity may be less than 10% of the entity’s total assets. An entity that is able to support its operations with existing equity has demonstrated the sufficiency of its equity. Therefore, the Company has concluded that Audible Germany continues to be a voting interest entity.

Prior to the additional contribution made in July 2006, the Company’s ownership percentage was greater than 50%. Under EITF 96-16, Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, the Company had determined that the minority shareholders, together, have significant participatory rights, allowing them to participate in significant decisions of Audible Germany and to block significant decisions proposed by Audible. As a result of the significant participatory rights held by the minority shareholders, the Company did not have unilateral control over Audible Germany. Therefore, Audible did not consolidate the results of Audible Germany but rather accounted for its investment in Audible Germany under the equity method of accounting. Under the equity method of accounting, the Company records its shares of the profits, if any, and its share of the equity losses but only until such time that the Company records losses equal to the initial investment of the Company plus any profits previously recorded. The initial investment was reduced to zero during 2004. Subsequent to the additional fundings made in July 2006, October 2006 and December 2006, the Company’s ownership percentage was reduced to 44.9% and therefore the equity method of accounting for the investment in Audible Germany continues to apply regardless of the significant participatory rights of the other investors.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Joint Venture, on August 30, 2004, the Company entered into a license and services agreement with Audible Germany (the “License”). Under the License, Audible Germany launched a German language spoken word audio service. The terms provide for the Company to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, Audible Germany is required to pay Audible $0.9 million evenly over a period of 30 months, beginning in September 2004. Every 60 days during this agreement, the parties meet to review and accept the services. The monthly payments are subject to refund if Audible Germany does not accept the services, subject to reasonable cure. Under the License, Audible recognizes $0.1 million of revenue per quarter once Audible Germany has agreed that the services delivered were satisfactory and collection of the amount is reasonably assured. Also under the License, Audible Germany will pay the Company royalties ranging from 0.5% to 3% of revenue up to an annual royalty cap of the U.S. dollar equivalent of €1.5 million, subject to Audible Germany achieving certain operating margins. No royalties have been received by the Company under the License.

During the years ended December 31, 2004, 2005 and 2006, the Company recognized $0.1 million, $0.4 million and $0.4 million, respectively, in related party revenue under the license agreement as the related services were delivered and accepted. As of December 31, 2006 the $0.4 million in accounts receivable related to revenues recognized for the year ended December 31, 2006 were not collected in cash, but rather were contributed as the Company’s equity investment in Audible Germany. During the year ended December 31, 2006, the Company recorded its share of the equity loss up to the amount of its investment of $0.4 million, in the accompanying 2006 consolidated Statements of Operations.

In addition, the Company recognizes revenue for certain consulting services and related incremental reimbursable costs incurred in connection with the License in accordance with EITF 01-14. These amounts are included in related party revenue on the condensed consolidated Statements of Operations. During the years ended December 31, 2004, 2005, and 2006, $0.1 million, $0.1 million and $0.4 million was recognized, respectively. The Company accrues for amounts to be paid to Audible Germany related to net profit earned by Audible, Inc. at the Apple Germany iTunes Store. These amounts are included in accrued expenses in the consolidated Balance Sheets as of December 31, 2005 and 2006, and marketing expense in the consolidated Statements of Operations.

(10)     France Loisirs Agreement

On September 15, 2004, the Company, France Loisirs S.A.S. (“France Loisirs”) and Audio Direct S.A.S., a wholly owned subsidiary of France Loisirs (“Audio Direct”), entered into a 24-month Master Alliance Agreement (the “Agreement”). France Loisirs is a wholly owned subsidiary of Bertelsmann AG. The Agreement expired in September 2006. On September 15, 2006, the parties agreed to extend the period of the original Agreement to December 31, 2006, and effective November 30, 2006, the parties agreed to a second extension of the original agreement from November 30, 2006 to March 31, 2007. During this time, terms and conditions of the original Agreement remain in effect and if the parties do not agree to further extend the original Agreement by March 31, 2007, the agreement will expire on April 30, 2007 and no further renewals will be possible.

Under the Agreement, in the quarter ended March 31, 2005, France Loisirs launched a French language spoken word audio service through Audio Direct. The terms provide for Audible to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, France Loisirs is required to pay Audible $1.0 million, payable as follows: $0.3 million in September 2004, $0.3 million in October 2004, $0.3 million in January 2005 and $0.1 million evenly over the following 12 months. As of December 31, 2006, the Company had received the full amount. Commencing the first fiscal year after the business achieves positive net income, the Company will receive a royalty of 5% of the business's net paid revenue. Net paid revenue refers to net revenues for digital spoken word content after the deduction of taxes but excluding certain hardware revenue. The 5% royalty will apply until the business net paid revenue exceeds €20.0 million. Once net paid revenue exceeds €20.0 million, the Company will receive a flat fee of €1.0 million. If net paid revenue exceeds €33.3 million, the Company will receive a royalty payment of €1.0 million, plus 3% of net paid revenue in excess of €33.3 million. An additional royalty is payable equal to one-half of the distributable pre-tax profits of the business.

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based upon analysis, the Company determined that France Loisirs is more closely associated with Audio Direct, primarily because France Loisirs is required to fund the operations of Audio Direct, including the $1.0 million payment made to Audible. France Loisirs is therefore considered to be the primary beneficiary of Audio Direct. As a result, the Company does not consolidate the results of Audio Direct but rather accounts for its variable interest in Audio Direct under the cost method of accounting.

Because the Company has not made and is not required to provide any funding to France Loisirs or Audio Direct, it has no exposure to loss under the Agreement.

The $1.0 million in fees are non-refundable and not subject to any acceptance provisions. Since fair values do not exist for the different services (elements) that Audible is providing, the services are considered a single unit of accounting under EITF 00-21 and accordingly, the $1.0 million in fees is recognized as related party revenue on a straight-line basis over the 24-month term, provided collectibility is reasonably assured. As of December 31, 2006, the full amount has been collected.

The Company recognized $0.1 million, $0.5 million, and $0.4 million of revenue during December 31, 2004, 2005 and 2006, respectively. In addition, the Company recognizes related party revenue for billings for certain consulting services and related incremental reimbursable costs incurred in connection with the Agreement in accordance with EITF 01-14. These amounts are included in related party revenue on the consolidated Statements of Operations. During the years ended December 31, 2004, 2005 and 2006, the Company recognized $0.1 million, $0.1 million and $0.2 million, respectively. The Company accrues for amounts to be paid to France Loisirs related to net profit earned by Audible, Inc. at the Apple France iTunes Store. These amounts are included in accrued expenses in the consolidated Balance Sheets as of December 31, 2006 and 2005, and marketing expense in the consolidated Statements of Operations. As of December 31, 2006, the Company had an accounts receivable balance of less than $0.1 million related to France Loisirs.

(11) Apple Agreement

In July 2006, the Company entered into a global master agreement with Apple Computer, Inc. that replaced the principal agreements entered into with Apple during 2002 and 2003. Pursuant to the new agreement, the Company continues to be the exclusive source of audiobooks, book-related content, and other spoken-word material to Apple’s iTunes Stores worldwide and will continue to provide the iTunes Store with comedy, lectures, speeches, periodicals, educational programs, Audible originals, spiritual programming, paid podcasts, and other spoken-word programs. All Audible content will continue to receive branding within the audio stream and visually in the iTunes Store. All Apple iPods and iTunes applications will continue to be AudibleReady® and will work with the Audible service. Under the new agreement, the Company has agreed to certain exclusivity obligations that restrict the Company to varying degrees from integrating Audible content into other internet-based services. The new agreement also provides that the Company’s revenue is formula-driven, based upon the selling price on the iTunes Store and the content cost. Under the old agreements, the Company’s revenue was a fixed price, based upon a percentage of either the manufacturer’s suggested retail price or amount the item was sold for on the Audible service. This change in payment structure resulted in a change in the manner in which the Company calculates revenue under the new agreement. The new agreement also changes the terms of the revenue share payments due to Apple. Under the terms of the previous agreements, the Company paid Apple a revenue share based on number of customers who used the iTunes software to download digital audio. In the new agreement, the revenue share paid to Apple is a percentage of sales made by customers who are referred directly by Apple to the Company’s Web site. The new revenue formula will be implemented January 1, 2007. The term of the new agreement expires on September 30, 2010.

(12) Product Development, Licensing, Marketing and Distribution Agreement

On May 16, 2005, the Company entered into a five-year agreement with a content provider to develop, license, market and distribute audio content. The Company is paid an exclusivity fee, a product development fee and production fees for audio content produced under the agreement. In addition, the Company makes royalty and revenue sharing payments to the publisher based on sales of the products produced. As of December 31, 2005 and 2006, the Company billed the publisher $0.5 million and $1.2 million, of which $0.5 million and $0.9 million was received as of December 31, 2005 and 2006, respectively, in connection with this agreement. The fees associated with this agreement are being amortized over a 58-month period beginning in the month the Company commenced production of audio (July 2005) through the expiration of the agreement. During the years ended December 31, 2005 and 2006, the Company recorded $0.1 million and $0.3 million, respectively, as other revenue in connection with this agreement. As of December 31, 2005 and 2006, the Company recorded $0.3 million and $0.3 million as deferred revenue current and $0.1 million and $0.5 million as deferred non-current, respectively, on the accompanying consolidated Balance Sheets, relating to this agreement, representing cash received in advance of being recognized as revenue.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)    Employee Benefit Plan

The Company has a 401(K) plan based on contributions from employees and discretionary Company contributions. As of December 31, 2004, the Company had not contributed to the 401(K) plan to date. Beginning January 1, 2005, the Company adopted a policy to match up to the first two-percent of salary contributions made from employees into the 401(K) plan. During the years ended December 31, 2005 and 2006, the Company made contributions of $0.1 million and $0.2 million, respectively.

(14)    Commitments and Contingencies

Lease Obligations

In September 2006, the Company entered into a lease agreement for office space in Newark, NJ. The Company will be occupying two floors with an approximate space of 49,600 square feet, which will be used as its corporate headquarters. The term of the agreement is through June 2014 and there is a one time only option to terminate the lease agreement after June 2012 upon 12 months prior written notice to the landlord. In February 2005, Audible UK signed a one year lease for office space, which includes office amenities. This lease was subsequently amended in the quarter ended June 30, 2005 for additional space and was renewed in May 2006 for an additional two years. The Company also leases office space in Tokyo, Japan where a local representative assists the Company in securing local Japanese content. This lease expires in June 2008. Total future minimum lease obligations as of December 31, 2006 under these lease arrangements are $8.4 million. The Company had an operating lease on its office space in Wayne, New Jersey that was set to expire in December 2008. During the quarter ended September 30, 2006, the Company notified the landlord of its intention to terminate the office lease in Wayne, NJ as of February 28, 2007, and made a $0.1 million cancellation payment, which is included in general and administrative expenses in the accompanying 2006 consolidated Statement of Operations.

Rent expense of $0.4 million, $0.6 million and $1.0 million was recorded under operating leases for the years ended December 31, 2004, 2005, and 2006, respectively. There are no future minimum lease payments due under capital leases as of December 31, 2006, which were paid in full during the quarter ended March 31, 2005. Access to the space for the new corporate office was provided to the Company at the time the lease was executed in September 2006, so it could design and develop the office as needed in order to move in timely during the quarter ended March 31, 2007. Based on the Company’s evaluation, this period was included in calculating the straight-line rent expense and amortization of landlord allowances. Included in rent expense for the year ended December 31, 2006 is $0.3 million for this “rent holiday” period.

Service Agreements

The Company has entered into operational and marketing agreements or purchase orders with various vendors to provide certain contracted services. The majority of the amounts committed are for hosting services related to the Company’s Web site. Most of these service agreements are cancellable but require significant penalties for cancellation.

Royalty Obligations

Royalty obligations represent payments to be made to various content providers pursuant to minimum guarantees under their royalty agreements, net of royalties paid. The royalty obligations recorded in the accompanying consolidated Balance Sheets are classified between current and non-current based on the payment terms specified in the agreements, and relate to audio content that has been delivered to Audible. Royalty obligations pursuant to minimum guarantees for audio content to be delivered in the future are reflected as a commitment in the table.

Purchase Commitments

Purchase commitments represent agreements the Company has made for future purchases of goods and services. The balance primarily consists of amounts committed for customer rebates, technology and development services and marketing services.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Cash Commitments and Obligations

The following table shows future cash payments due under the Company’s commitments and obligations as of December 31, 2006 (in thousands):

Year	Operating Leases (1)	Service Agreements	Royalty Obligations (2)	Purchase Commitments	Total
2007	$719	$1,724	$503	$775	$3,721
2008	1,009	1,034	92	--	2,135
2009	1,066	45	--	--	1,111
2010	1,141	--	--	--	1,141
2011	1,215	--	--	--	1,215
Thereafter	3,255	--	--	--	3,255
Total	$8,405	$2,803	$595	$775	$12,578

(1) Of the $8.4 million in total operating leases, $8.1 million is related to the Company’s office lease agreement entered into in September 2006.

(2) Of the $0.6 million in total royalty obligations, $0.4 million is recorded in accrued expenses and $0.1 million is recorded as royalty obligations, non-current in the accompanying December 31, 2006 consolidated Balance Sheet. The remaining $0.1 million is related to content that has not yet been delivered as of December 31, 2006.

Contingencies

Various legal actions, claims, assessments and other contingencies arising in the normal course of business, in addition to the matters described below, are pending against the Company. All of these matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters which it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at December 31, 2006 that may result from those matters for which accruals have been recorded may differ, the Company believes that any amounts exceeding the recorded accruals would not be material to the consolidated financial position or results of operations.

In June 2001, the Company and certain of its officers were named as defendants in a securities class action filed in United States District Court for the Southern District of New York related to the Company’s initial public offering in July 1999. The lawsuits also named certain of the underwriters of the IPO as well as certain of its officers and directors and former directors as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”). An amended complaint was filed on April 19, 2002. The complaints allege that the prospectus and the registration statement for the Company’s IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in their IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of our stock. The Company and certain of our officers, directors, and former directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorneys' and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving us. On July 15, 2002 the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the IPO Litigations. On February 19, 2003, the court ruled on the motions. The court granted their motion to dismiss the claims against us under Rule 10b-5, due to the insufficiency of the allegations against us. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company’s. The Company’s individual officers, directors and former director defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

In June 2003, a proposed settlement of this litigation was reached among the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers' insurance companies. The settlement would provide, among other things, a release for the Company and for the individual defendants for the conduct alleged to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims that they may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurance carriers.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2004, the proposed settlement was submitted to the court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiff and issuer defendants separately filed replies to the underwriter defendants' objections to the settlement on August 4, 2004. The court granted preliminary approval on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement cases. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing was held on April 26, 2006, and the court reserved decision. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed the ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On January 5, 2007, the plaintiffs filed a petition for rehearing with the court of appeals. Because the Company’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process, the impact of the court of appeals’ ruling on the Company’s settlement is unclear at this time.

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

Starting on or about February 22, 2005, several class actions were filed against the Company and two of our executives in the United States District Court for the District of New Jersey.  The plaintiffs purport to represent a class consisting of all persons (other than the Company’s officers and directors and their affiliates) who purchased the Company’s securities between November 2, 2004 and February 15, 2005 (the "Class Period").  The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 there under by failing to make complete and accurate disclosures concerning the Company’s future plans and prospects.  The individual defendants are also alleged to be liable under Section 20(a) of the Exchange Act.  All of the defendants are alleged to have sold stock at inflated prices during the Class Period. In December 2005, the United States District Court for the District of New Jersey consolidated the class action, appointed a group of lead plaintiffs and appointed lead plaintiff's counsel. By prior agreement, the plaintiff's consolidated amended complaint was filed on February 14, 2006. The plaintiffs seek unspecified monetary damages and their reasonable costs and expenses, including counsel fees and expert fees. The defendants have moved to dismiss the pleading. The motion has been fully briefed, but the Court has not yet ruled.

In April 2005, a derivative action was filed in the state court of New Jersey against the Company’s, the two executives named as individual defendants in the class actions described above, six of the Company’s outside directors, and three of their stockholders.  The derivative action made the same factual allegations as the class actions described above and added allegations that the six outside directors named as defendants and/or the stockholders who nominated them sold stock at inflated prices at or about the time of the secondary offering of securities that we made in November 2004. The plaintiff in this derivative action purported to seek a recovery of the damages allegedly sustained by the Company rather than by investors who allegedly purchased securities at inflated prices.

In May 2005, the Company learned of a second derivative action which was filed during April 2005 in the United States District Court for the District of New Jersey against them, the two executives named as individual defendants in the class actions described above, and all seven of the Company’s outside directors. The derivative action makes the same allegations as the class actions described above and adds allegations that all of the individual defendants are responsible for an alleged failure of internal controls that resulted in the 45-day delay in the filing of the Company’s Form 10-K for 2004. The plaintiff in this derivative action purports to seek a recovery of the damages allegedly sustained by the Company rather than by investors who allegedly purchased securities at inflated prices.

The plaintiffs in the derivative actions voluntarily agreed to stay those actions pending the outcome of the Company’s motion to dismiss the class actions described above. More recently, the state derivative action was dismissed without prejudice because the Court preferred that course of action to staying the action. The state derivative action could be re-commenced if the securities class action survives the defendant's motion to dismiss.

The Company believes that all of the claims described above are without merit and they intend to defend the actions vigorously. Due to the inherent uncertainties of litigation and because these actions are at a preliminary stage, the Company cannot accurately predict the ultimate outcome of these matters.

In May 2005, Digeo, Inc. commenced an action against the Company for patent infringement in Federal District Court in the State of Washington. All Digeo claims were dismissed with prejudice on December 1, 2006.  The Company has filed an appeal in the Court of Appeals for the Federal Circuit to recover its attorney fees.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)    Customer Concentration

During the years ended December 31, 2004, 2005 and 2006, Apple Computer accounted for 10.7%, 15.0% and 23.8% of total revenue, respectively.

As of December 31, 2005 and 2006, Apple Computer accounted for 62.1% and 64.1%, respectively, of the Company's accounts receivable.

(16)    Supplemental Disclosure of Cash Flow Information

The following supplemental information relates to the Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006:

Non-Cash Financing and Investing Activities

Capital lease obligations of $0.7 million were incurred during the year ended December 31, 2004, when the Company entered into leases for new property and equipment. No capital leases were entered into during the 2005 or 2006 years.

In February 2004, Apax Partners converted all of its Series A Preferred Stock and accrued dividends, valued at $13.0 million, into 4,669,347 shares of common stock. The conversion was the result of a negotiated agreement with Apax Partners and the Company, where the Company issued 1,166,666 shares and 333,333 warrants to purchase common stock. Of the common shares issued, 389,863 shares were issued as dividends due at the date of conversion, and 776,803 shares and 333,333 warrants were issued as an inducement to convert the Series A shares. The total dividends and inducement was valued at $13.9 million.

In February 2004, Random House converted the 1,250,000 shares of Series B Preferred Stock, originally issued in March 2002, valued at $1.1 million, into 416,666 shares of common stock in accordance with the original terms of the conversion.

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

During 2006, 533 warrants were exercised through a cashless transaction in accordance with the original terms of the warrant agreement. Accordingly, the number of common shares issued as a result of this cashless exercise was 346.

Cash Paid for Interest

Interest paid was less than $0.1 million during the years ended December 31, 2004 and 2005, respectively. No interest was paid during the 2006 year.

Taxes Paid

Amounts paid for income taxes were nominal during 2004, 2005 and 2006, respectively.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17)     Financial Information by Geographic Area

Revenues and long-lived assets for the Company's U.S. and UK operations are as follows (in thousands):

	United States	United Kingdom	Consolidated
December 31, 2004
Revenues	$34,319	$--	$34,319
Long-lived assets	940	--	940

December 31, 2005
Revenues	$62,783	$454	$63,237
Long-lived assets	8,239	34	8,273

December 31, 2006
Revenues	$78,764	$3,268	$82,032
Long-lived assets	8,887	43	8,930

(18)     Adoption of SAB 108

Staff Accounting Bulletin 108 (“SAB 108”) was issued by the Securities and Exchange Commission in September 2006. This bulletin addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches (“dual” method) and to evaluate whether each approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Historically, the Company used the income-statement (“rollover”) approach to quantify misstatements. Upon adoption, SAB 108 permits the Company to adjust for the cumulative effect of errors that were previously considered immaterial under the rollover method that are now considered material under the dual method. Effective January 1, 2006, the Company changed its method of quantifying misstatements to the dual method in accordance with SAB 108 and adjusted its opening accumulated deficit for the items described below. These errors were considered immaterial to the Company’s historical consolidated financial statements using the rollover method.

Legacy Membership Revenue

As of the December 31, 2005 the Company documented a prior period misstatement related to the over recognition of Legacy revenue beginning in August 2000 through September 2003. Prior to October 2003, the Company had been recognizing revenue for the full amount of cash receipts on the first day of a 30-day Legacy membership instead of ratably recognizing the revenue over the 30-day period. The revenue recognition policy was changed during the quarter ended December 31, 2003 to properly recognize revenue from the sale of monthly Legacy memberships ratably over the monthly membership period. This resulted in approximately 50% of the membership fees received during each calendar month being deferred at month-end and recognized as content revenue in the following month. However, when the Company changed this policy, it was only applied prospectively, and as a result, an error of $0.7 million remained for the overstatement of the revenue from August 2000 through September 30, 2003. The $0.7 million, therefore, has been recorded as a cumulative effect adjustment to beginning of the year accumulated deficit as of January 1, 2006.

Value Added Tax

In early 2007, the Company discovered that it was required to assess a sales tax for sales made in European Union countries effective as of July 2003. Sales to individuals outside of the U.S. in countries subject to this tax have comprised approximately 3% of total revenue over the past three years. Accordingly, the Company is required to record a liability for estimated past liabilities. The amount due for past liabilities for the period from July 2003 to December 2005 was $0.5 million which was not recorded by the Company as of December 31, 2005. The $0.5 million, therefore, has been recorded as a cumulative effect adjustment to beginning of the year accumulated deficit as of January 1, 2006.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19)    Quarterly Results (UNAUDITED)

The following tables contain select unaudited quarterly consolidated financial data for each quarter of 2005 and 2006. The consolidated operating results for any quarter are not necessarily indicative of results for any future period.

	YEAR ENDED DECEMBER 31, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue, net	$12,905	15,297	$16,771	$18,264
Cost of content and services revenue	4,754	5,776	6,316	7,323
Cost of hardware revenue	294	301	846	1,493
Cost of related party revenue	29	44	48	135
Gross Margin	7,828	9,176	9,561	9,313
Operations	1,848	2,275	2,461	2,771
Technology and development	1,625	1,843	2,343	2,428
Marketing	2,260	2,935	3,173	5,019
General and administrative	1,536	1,689	2,376	2,765
Total operating expenses	12,346	14,863	17,563	21,934
Income before income taxes	972	890	(238)	(3,016)
Net income (loss)	891	823	(187)	(2,180)
Net income(loss) applicable to common shareholders	$891	$823	$(187)	$(2,180)
Basic net income (loss) applicable to common shareholders per common share	0.04	$0.03	$(0.01)	$(0.09)
Diluted net income (loss) applicable to common shareholders per common share	0.03	$0.03	$(0.01)	$(0.09)
Basic weighted average common shares outstanding	24,008,188	24,169,396	24,291,008	24,310,129
Diluted weighted average common shares outstanding	26,117,932	25,987,000	24,291,008	24,310,129

	YEAR ENDED DECEMBER 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue, net	19,715	19,141	20,026	23,150
Cost of content and services revenue	8,281	8,025	8,547	10,152
Cost of hardware revenue	675	206	826	246
Cost of related party revenue	158	171	169	139
Gross Margin	10,601	10,739	10,484	12,613
Operations	3,102	2,854	2,987	3,225
Technology and development	3,694	4,362	4,625	4,303
Marketing	4,301	3,573	3,340	4,108
General and administrative	3,201	2,663	2,743	3,402
Total operating expenses	23,412	21,854	23,237	25,575
Loss before income taxes	(3,037)	(2,179)	(2,522)	(1,697)
Net loss	(3,040)	(2,182)	(2,525)	(933)
Net loss applicable to common shareholders	(3,040)	(2,182)	(2,525)	(933)
Basic net loss applicable to common shareholders per common share	(0.12)	(0.09)	(0.10)	(0.04)
Diluted net loss applicable to common shareholders per common share	(0.12)	(0.09)	(0.10)	(0.04)
Basic and diluted weighted average common shares outstanding	24,481,751	24,501,629	24,348,938	24,158,857

(20) Subsequent Events

In January 2007, the Company entered into amended and restated employment agreements with the Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO”). The CEO employment agreement provides for a bonus in the form of a stock award of 25,000 shares each year under the Company’s Stock Incentive Plan, as well as, additional grants of 20,000 restricted stock units and an option to purchase 60,000 shares of common stock under the Plan on the first business day of each of 2007, 2008 and 2009. The COO employment agreement provides an award of 50,000 restricted stock units and an award of 25,000 restricted stock units.