Form 10-Q
period 2007-03-31
AUDIBLE INC
filed 2007-05-09
CIK 1077926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Yes ☐     No ☒

As of May 7, 2007, 24,275,258 shares of the registrant's common stock were outstanding.

AUDIBLE, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,086	$14,925
Short-term investments	46,415	51,295
Interest receivable on short-term investments	379	626
Accounts receivable, net of provision for refunds and chargebacks of $40 at March 31, 2007 and December 31, 2006	3,589	4,181
Accounts receivable, related parties	169	100
Royalty advances	637	710
Prepaid expenses and other current assets	1,452	1,797
Inventory	125	212
Total current assets	71,852	73,846

Property and equipment, net	10,989	8,149
Other assets	950	781
Total assets	$83,791	$82,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,860	$3,121
Accrued expenses	5,180	4,678
Accrued royalties	7,323	9,028
Accrued compensation	844	778
Deferred revenue	15,180	13,840
Total current liabilities	31,387	31,445

Deferred revenue, noncurrent	603	513
Other liabilities, noncurrent	525	262
Royalty obligations, noncurrent	75	90

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01. Authorized 40,000,000 shares at March 31, 2007 and December 31, 2006; 24,243,510 and 24,119,768 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	242	241
Additional paid-in capital	192,745	190,799
Accumulated other comprehensive loss	(38)	(36)
Accumulated deficit	(141,748)	(140,538)
Total stockholders' equity	51,201	50,466
Total liabilities and stockholders' equity	$83,791	$82,776

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three month periods ended March 31,
	2007	2006
Revenue, net:
Content and services revenue:
Consumer content	$24,979	$19,281
Point of sale rebates	(19)	(167)
Services	24	33
Total content and services revenue	24,984	19,147
Hardware revenue	77	125
Related party revenue	91	373
Other revenue	112	70
Total revenue, net	25,264	19,715

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	11,256	7,983
Discount certificate rebates	260	298
Total cost of content and services revenue	11,516	8,281
Cost of hardware revenue	179	675
Cost of related party revenue	129	158
Operations	3,826	3,102
Technology and development	4,571	3,694
Marketing	3,904	4,301
General and administrative	3,104	3,201
Total operating expenses	27,229	23,412

Loss from operations	(1,965)	(3,697)

Loss on equity investment	(60)	--

Other income (expense):
Interest income	845	660
Other expense	(6)	--
Other income, net	839	660

Loss before income taxes	(1,186)	(3,037)

Income tax expense	(24)	(3)

Net loss	$(1,210)	$(3,040)

Basic and diluted net loss per common share	$(0.05)	$(0.12)

Basic and diluted weighted average common shares outstanding	24,205,043	24,481,751

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three month periods ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,210)	$(3,040)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,310	1,122
Non-cash share-based compensation charge	1,576	1,094
Amortization of discounts on short-term investments	(259)	(230)
Changes in assets and liabilities:
Interest receivable on short-term investments	247	35
Accounts receivable, net	591	(582)
Accounts receivable from related parties	(68)	(3)
Royalty advances	73	11
Prepaid expenses and other current assets	346	(1,083)
Inventory	86	223
Other assets	(169)	(774)
Accounts payable	(261)	(2,413)
Accrued expenses	(227)	482
Deferred revenue	1,430	2,076
Accrued royalties	(1,707)	7
Accrued compensation	29	393
Other liabilities, noncurrent	263	--
Net cash provided by (used in) operating activities	2,050	(3,646)

Cash flows from investing activities:
Purchases of property and equipment	(3,284)	(3,716)
Capitalized internally developed software costs	(115)	(198)
Purchases of short-term investments	(21,736)	(14,964)
Proceeds from maturity of short-term investments	26,875	24,500
Net cash provided by investing activities	1,740	5,622

Cash flows from financing activities:
Proceeds from exercise of common stock options	371	151
Proceeds from exercise of common stock warrants	--	750
Purchase of treasury stock at cost	--	(360)
Net cash provided by financing activities	371	541

Effect of exchange rate changes on cash and cash equivalents	--	(5)

Increase in cash and cash equivalents	4,161	2,512
Cash and cash equivalents at beginning of period	14,925	11,549
Cash and cash equivalents at end of period	$19,086	$14,061

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

For the three month period ended March 31, 2007, the Company reported a net loss of $1.2 million, and has an accumulated deficit of $141.7 million as of March 31, 2007. The Company's cash and cash equivalents balance as of March 31, 2007 is $19.1 million. In addition, the Company has short-term investments of $46.4 million.

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

The accompanying condensed consolidated financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with U.S. generally accepted accounting principles. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, from the Company's Annual Report on Form 10-K.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and notes due from governmental agencies. Cash consists of funds held in the Company's checking account.

Short-Term Investments

Investments purchased with a maturity of more than three months, and less than twelve months, are classified as short-term investments. The Company's short-term investments, as of March 31, 2007 and December 31, 2006, of $46.4 million and $51.3 million, respectively, consisted of governmental agency notes and mortgage-backed securities that are to be held to maturity because the Company has the positive intent and ability to hold these securities to maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Dividend and interest income are recognized when earned. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. A decline in the market value of a held-to-maturity security below the amortized cost basis that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intends to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in the value subsequent to period end, and forecasted performance of the investee.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost, gross unrealized holding losses and the fair value of held-to-maturity debt securities at March 31, 2007 was $46.4 million, less than $0.1 million, and $46.4 million, respectively.

All of the debt securities classified as held-to-maturity mature before March 31, 2008.

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

The amount of the provision that was recorded as a reduction of accounts receivable as of March 31, 2007 and December 31, 2006 was less than $0.1 million. Refer to the table in Note 4 for the amount of the provision reflected in the accrued liabilities.

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

Property and Equipment

Property and equipment, which includes computer server and Web site equipment, office furniture and equipment, leasehold improvements, internally developed software, studio equipment, software licenses, work in progress and construction in progress, are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. For assets placed in service prior to January 1, 2007, the Company estimated the useful lives to be three years for computer server and Web site equipment, and software licenses and two years for office computers, office furniture, internally developed software, and studio equipment. As of January 1, 2007 the Company reassessed the useful lives of its new asset purchases. For assets placed in service after January 1, 2007 the Company estimates the useful lives to be five years for computer server and Web site equipment, studio equipment and office appliances and three years for office computers. Property and equipment held under capital leases are amortized on a straight-line basis over the estimated useful life of the asset. In June 2006, in anticipation of the Company’s move to its new facility, the Company reassessed the estimated useful lives of its existing office furniture and equipment and leasehold improvements located at the old corporate office. The existing office furniture and equipment was depreciated using the straight line method over a two year period and leasehold improvements were amortized on a straight-line basis over the lease term or the estimated useful lives of the asset, whichever was shorter. In June 2006, the Company changed the remaining estimated useful life of these assets to seven months and in December 2006, extended the previous estimate by an additional two months to coincide with the termination of the Company’s office lease. This change in estimate related to the move from the Company’s old corporate office resulted in higher depreciation expense of $0.1 million for the three month period ended March 31, 2007. The amortization is included within depreciation expense in the condensed consolidated Statements of Cash Flows.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Work in process consists of expenditures for the development of various computer software projects incurred subsequent to the completion of the preliminary project stage. In accordance with SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company has capitalized external direct costs of material and services developed or obtained for these projects and certain payroll and payroll related expenses for employees directly associated with these projects. Amortization for each software project begins when the computer software is ready for its intended use. Construction in progress represents leasehold improvement costs related to the development and construction of the new corporate office space. Amortization for the office space leasehold improvements begins when the project is complete and will be amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever is shorter.

Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the related asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value, generally based on discounted cash flow. There were no impairment charges recorded during the three month periods ended March 31, 2007 and 2006.

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

Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, accounts receivable from related parties, accounts payable and accrued expenses. At March 31, 2007 and December 31, 2006, the fair values of these financial instruments approximated their carrying values due to the short-term nature of these instruments.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Currency Translation

In accordance with the provision of Statement of Financial Accounting Standard (“SFAS”) No. 52, Foreign Currency Translation (SFAS No. 52”), Audible UK, whose functional currency is the British Pound, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues, costs and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of Audible UK's financial statements are accumulated and charged directly to accumulated other comprehensive loss, a component of stockholders' equity.

During 2005 and periodically in 2006, Audible Inc. made cash fundings to Audible UK to assist with the cash flow needs of the subsidiary. In addition, Audible, Inc. has paid certain expenses on behalf of the subsidiary, such as a security deposit on office space and payroll of U.S. employees working on the UK business. All of these fundings were made with the intention of treating them as a long-term investment. In accordance with the provisions of SFAS No. 52, the foreign currency gain/loss at each reporting period resulting from the long-term inter-company account is recorded to accumulated other comprehensive loss, a component of stockholders’ equity. Other inter-company transactions between Audible, Inc. and Audible UK that are not considered long-term in nature give rise to foreign exchange gains or losses, reported in other income (expense) on the condensed consolidated Statement of Operations, in accordance with SFAS No. 52.

Investments Accounted For Under the Equity Method of Accounting

Prior to the additional contribution made to Audible Germany (see Note 6) by a new investor in July 2006, the Company’s ownership percentage of Audible Germany was greater than 50%. Under Emerging Issues Task Force, or EITF, Issue No. 96-16, Investor’s Accounting for an Investee when the Investor has a Majority of the Voting Interest but the Minority Shareholder of Shareholders Have Certain Approval or Veto Rights (“EITF 96-16”), the Company had determined that the minority shareholders, together have significant participatory rights, allowing them to participate in significant decisions of Audible Germany and to block significant decisions proposed by Audible. As a result of the significant participatory rights held by the minority shareholders, the Company did not have unilateral control over Audible Germany. Therefore, Audible did not consolidate the results of Audible Germany but rather accounted for its investment in Audible Germany under the equity method of accounting. Under the equity method of accounting, the Company records its pro-rata share of the profits, if any, and its pro-rata of the equity losses but only until such time that the Company records losses equal to the initial investment of the Company plus any profits previously recorded. The initial investment was reduced to zero during 2004. Subsequent to the additional fundings made during 2006, the Company’s ownership percentage was reduced to 44.9% and therefore the equity method of accounting for the investment in Audible Germany is appropriate regardless of the significant participatory rights of the other shareholders.

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

In July 2006, the Company entered into a global master agreement with Apple Computer, Inc. that replaced the principal agreements the Company entered into with Apple during 2002 and 2003. The Company continues to recognize revenue from audio book sales made at the Apple iTunes Store in the period when the content is purchased and delivered. However, in accordance with the terms of the new agreement, the amount of revenue the Company recognizes on each audio book sale is now formula-driven, derived from the Apple iTunes selling price and the content cost of each audio book. Revenue recognized in the three month period ended March 31, 2007 includes an estimate based upon the new revenue formula.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The “legacy” AudibleListener monthly membership plans generally provide customers two audio credits for a fixed monthly fee. Customers may use these audio credits to download audio of their choice from the Web site. “Legacy” AudibleListener audio credits provided under a monthly membership plan have a life of 30 days, after which they expire. The Company recognizes revenue from the sale of legacy AudibleListener memberships ratably over the AudibleListener members monthly membership period, which is 30 days. This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred at month end and recognized as content revenue in the following month.

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

Upon launch of the new AudibleListener plans in December 2005, the legacy AudibleListener plans were no longer available to new customers, except for UK customers who purchase their memberships from the UK Web site. Customers who have legacy memberships have the option of either converting to one of the new AudibleListener membership plans or continuing their legacy membership. Revenue is recognized from the sale of UltimateListener, the legacy prepaid discounted content package, in which the customer receives twelve audio credits, and gift programs, when the content is downloaded, over the membership period or subscription period, as applicable.

Point of Sale Rebates and Discount Certificate Rebates

Part of the Company's marketing strategy to obtain new AudibleListener members includes retail promotions in which the Company pays retailers to offer discounts to consumers on their purchase of AudibleReady devices if they become AudibleListener members for twelve months. The Company also has retail promotions in which it purchases electronic discount certificates or gift cards from retailers and gives them away to the Company's customers when they sign up to be AudibleListener members for twelve months. Point of sale rebates, which are discounts given by a third party retailer to a customer on the purchase of a digital audio player at the point of sale of the Audible membership, are recorded as a reduction of revenue in the period the discount is given in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), or EITF 01-9. The cost of discount certificate rebates and gift cards that are given to a customer by the Company at the time the customer purchases the Audible membership are recorded as a cost of content and services revenue in accordance with EITF 01-9.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Services Revenue

Corporate services revenue primarily consists of library sales. Where applicable, the Company recognizes corporate service revenue as services are performed after persuasive evidence of an agreement exists, the price is fixed, and collectibility is reasonably assured. Collectibility is based on past transaction history and credit-worthiness of the customer.

Hardware Revenue

Hardware revenue consists of sales of AudibleReady digital audio players. Most of the Company's AudibleReady digital audio devices are sold at a discount or given away when a customer signs up for a three- or six-month or one-year commitment to an AudibleListener membership. For multiple-element arrangements in which a customer signs up for a membership and receives an audio player for free, revenue is first allocated to the two elements (device and membership) using the relative fair value method under EITF Issue No. 00-21. However, the delivered item (hardware) is limited to the non-contingent consideration, which, for a free device, consists of only shipping and handling fees. The free hardware device reflects the subsidy incurred to acquire a customer with a commitment to AudibleListener. For players sold separately, hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling.

Related Party Revenue

Related party revenue consists of revenue earned under agreements with Audible Germany (see Note 6) and France Loisirs (see Note 7). Revenue under the Audible Germany agreement includes $0.1 million earned per quarter over the initial 30-month term of the agreement, which began on August 30, 2004. The Company recognized $0.1 million per quarter only after Audible Germany had agreed that the services delivered were satisfactory and collection of the amount is reasonably assured. All amounts related to the original 30-month agreement with Audible Germany have been recognized as of March 31, 2007. Revenue under the France Loisirs agreement includes a $1.0 million technology licensing fee that is being recognized on a straight-line basis over the initial 24-month term of the agreement, which began on September 15, 2004. Of the $1.0 million, France Loisirs has paid the full amount as of December 31, 2006 and all revenue related to this agreement had been recognized as of December 31, 2006. Revenue earned under each of these agreements also includes consulting services performed by certain of the Company's employees and reimbursement of certain incremental costs incurred by the Company that are billed to Audible Germany and France Loisirs in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursement Received for Out-of-Pocket' Expenses Incurred.

Other Revenue

Other revenue for the three month periods ended March 31, 2007 and 2006 primarily included revenue for fees earned under a product development and distribution agreement, which is being recognized on a straight-line basis over a 58 month period, to coincide with the end of the agreement.

Customer Concessions

The Company defers revenue for expected replacement audio credits to legacy members based on historical experience of the credits issued. The Company defers revenue for other audio credits and coupons when they are delivered to the customers based on estimated values. Actual customer credit and coupon issuance and usage patterns could differ from the Company's estimates. The concessions are recorded as a reduction of revenue and an increase to deferred revenue.

Cost of Content and Services Revenue

Cost of content and services revenue includes royalties incurred on sales of content as specified by the terms of the content agreements, discount certificate rebates, amortization of audio production costs incurred in connection with creation of certain audio products, and other non-recoupable content costs. Royalty expense for sales of content is incurred based on either a percentage of revenue or a fixed price per title as per the royalty agreement. The royalty cost per title may differ depending upon whether the title is sold as part of the AudibleListener membership or sold as an a la carte sale.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shipping and Handling Costs

Shipping and handling costs, which consist of costs and fees associated with warehousing, fulfillment, and shipment of digital audio devices to customers, are recorded as a component of marketing expense in the condensed consolidated Statements of Operations. These costs totaled less than $0.1 million and $0.1 million for the three month periods ended March 31, 2007 and 2006, respectively.

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. These costs are included in marketing expense in the accompanying condensed consolidated Statements of Operations and totaled $1.5 million and $1.8 million for the three month periods ended March 31, 2007 and 2006, respectively.

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

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statement No.109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the tax benefit of a tax position in the financial statements if it is more likely than not that the tax position will be sustained on audit, based upon technical merits of the position. FIN 48 also provides guidance on de-recognition of tax accruals, classification of current and deferred tax accounts, accruals for interest and penalties, and accounting in interim and year end periods, including disclosures.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company files Federal and State of New Jersey corporate income tax returns. All tax years since inception are open to tax examination by the taxing authorities for possible adjustments to the net operating losses but not for assessment. The Statute of Limitations for assessment of tax is generally three years from the last date prescribed by law for the filing of the return for Federal, as well as for the State of New Jersey. The years currently open for federal income tax assessment includes calendar years 2003 through 2006 and calendar years 2003 through 2006 for New Jersey income tax assessment purposes.

The Company is not currently under examination by any of the above jurisdictions for any of the open years as above.

The implementation of FIN 48 has not resulted in any adjustment to the Company’s beginning tax position or tax position for the three-month period ended March 31, 2007.

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options, warrants and the vesting of restricted stock units using the treasury stock method.

For the three month period ended March 31, 2007 and 2006, diluted net loss per share is equal to basic net loss per share and diluted common shares outstanding is equal to basic common shares outstanding, since all potential common stock was anti-dilutive.

For the three month periods ended March 31, 2007 and 2006, all potential common shares have been excluded from the diluted calculation because the Company was in a net loss position, and their inclusion would have been anti-dilutive.

The following table summarizes the potential common shares excluded from the diluted calculation:

	Three months ended March 31,
	2007	2006
Stock options	2,040,308	2,529,781
Warrants	713,442	716,723
Restricted Stock	1,099,045	270,457
Total	3,852,795	3,516,961

Share-Based Compensation

In accordance with SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R"), the Company measures compensation cost for stock awards at fair value and recognizes compensation over the requisite service period for awards expected to vest. Estimating the portion of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are recorded in the period estimates are revised. The Company considers several factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The Company also considers several factors when estimating expected volatility and expected life of the option.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) Property and Equipment

Property and equipment at March 31, 2007 and December 31, 2006 consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Computer server and Web site equipment	$7,919	$7,687
Software licenses	4,235	4,235
Internally developed software	2,779	2,779
Leasehold improvements	2,452	1,011
Office furniture and equipment	1,856	1,720
Studio equipment	667	667
Work in process	441	326
Construction in progress	925	443
Total property and equipment	21,274	18,868
Less: accumulated depreciation and amortization	(10,285)	(10,719)
Total property and equipment, net	$10,989	$8,149

Depreciation and amortization expense on property and equipment totaled $1.3 million and $1.1 million during the three month periods ended March 31, 2007 and 2006 respectively.

The gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

	March 31, 2007	December 31, 2006
Computer server and Web site equipment	$743	$743
Less: accumulated amortization	(735)	(685)
Total computer server and Web site equipment, net	$8	$58

(4) Accrued Expenses

The components of the accrued expenses balance are as follows (in thousands):

	March 31, 2007	December 31, 2006
Professional fees	$728	$958
Value added tax	862	708
Construction in progress	750	--
Revenue sharing and bounty payments	704	630
Royalty obligations	339	242
Retail rebates and discounts	173	410
Accrued expense - related parties	537	400
Marketing	147	241
Refunds and chargebacks	85	89
Other accrued expenses	855	1,000
Total accrued expenses	$5,180	$4,678

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Stockholders' Equity

The following is a summary of the consolidated Stockholders' Equity activity for the three month period ended March 31, 2007 (in thousands except share data):

	Common Stock
	Shares	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity

Balance at December 31, 2006	24,119,768	$241	$190,799	$(36)	$(140,538)	$50,466
Issuance of restricted stock	6,040	--	--	--	--	--
Exercise of common stock options	117,702	1	370	--	--	371
Share-based compensation expense	--	--	1,576	--	--	1,576
Foreign currency translation adjustment	--	--	--	(2)	--	(2)
Net loss	--	--	--	--	(1,210)	(1,210)
Balance at March 31, 2007	24,243,510	$242	$192,745	$(38)	$(141,748)	$51,201

Common Stock

As of March 31, 2007 and December 31, 2006 the Company had issued 24,243,510 and 24,119,768 respectively, shares of common stock. As of March 31, 2007 and December 31, 2006 the Company had 3,852,795 and 3,942,674, respectively, shares of common stock reserved for common stock warrants, options and restricted stock.

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

The number of authorized common shares available for issuance under the Plan is 5,700,000 shares. As of March 31, 2007 and December 31, 2006, options to purchase 2,040,308 and 2,237,731, respectively, shares of common stock were outstanding. As of March 31, 2007 and December 31, 2006, 1,099,045 and 979,985, respectively, of non-vested restricted share awards had been granted, net of forfeitures and net of shares vested.

Effective January 1, 2006, the Company adopted SFAS 123R utilizing the modified prospective approach. Total compensation expense for share-based payment arrangements recognized for the three month periods ended March 31, 2007 and 2006 was $1.6 million and $1.1 million, respectively.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options with the following weighted-average assumptions for the indicated periods:

	Three months ended
	March 31,
	2007	2006

Dividend yield	--	--
Expected volatility	68.7%	76.6%
Risk-free interest rate	4.57%	4.50%
Expected life of option (years)	4.58	4.63

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and both the implied and historical volatility of the Company’s stock price. The expected life of the option represents the period of time that the option granted is expected to be outstanding. Expected volatility is calculated based on the historical and implied volatility of the Company’s stock price. The risk free interest rate is based on the U.S. Treasury yield curve commensurate with the expected term in effect at the time of grant. For the three months ended March 31, 2007, the Company did not grant a significant number of stock option awards, and therefore there was no re-measurement done for the assumptions used.

During the three month periods ended March 31, 2007 and 2006, the Company granted awards to receive 70,000 and 13,100 stock options, respectively, to employees under the Plan. During the three month periods ended March 31, 2007 and 2006, 2,418 and 52,381, respectively, options granted were forfeited due to employee terminations.

Restricted Stock

During the three month periods ended March 31, 2007 and 2006, the Company granted awards to receive 134,300 and 12,400 restricted stock units, respectively, to employees under the Plan. The restricted shares either cliff-vest or vest periodically between three months and forty-eight months after the grant date. During the three month periods ended March 31, 2007 and 2006, 7,800 and 3,500 units of restricted stock, respectively, were forfeited due to employee terminations. Actual shares under these awards are not issued until vesting is complete. Under the terms of the restricted stock awards, unless different provisions are noted on the restricted stock award, the Company is required to issue to the recipient the number of whole shares of common stock that equals the number of vested whole restricted stock shares following the date on which the restricted stock share becomes vested.

Total common stock available for future stock option and restricted stock grants is approximately 881,000 shares.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock Repurchase Program and Treasury Stock

In February 2006, the Company's Board of Directors authorized a new common stock repurchase program, pursuant to which the Company may from time to time repurchase (through open market repurchases at prevailing market prices), up to an aggregate of $25.0 million of the Company's outstanding common stock. During the three month periods ended March 31, 2007 and 2006, none and 36,500 shares were repurchased, respectively. As of December 31, 2006, 635,700 share were repurchased at an average price of $8.42. The Company subsequently legally retired the treasury stock. As of March 31, 2007 and December 31, 2006, the Company held no shares of common stock as treasury stock.

Comprehensive Loss

The following table sets forth comprehensive loss for the periods indicated (in thousands):

	Three months ended March 31,
	2007	2006
Net loss	$(1,210)	$(3,040)
Other comprehensive loss:
Foreign currency translation adjustment	(2)	(5)
Comprehensive loss	$(1,212)	$(3,045)

(6) Audible Germany Agreement

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

Audible Germany has the exclusive rights to operate a German language Audible Web site. Under the original Joint Venture, Random House and Holtzbrinck each contributed a nominal amount in exchange for each receiving a 24.5% interest in Audible Germany. The Company was required to contribute a nominal amount in exchange for a 51% interest in Audible Germany. After the initial formation, Random House and Holtzbrinck were to provide additional equity financing of $1.5 million each in certain installments, subject to Audible Germany meeting certain milestones. The full amount has been funded by Random House and Holtzbrinck. In the event of liquidation of Audible Germany, this additional financing by Random House and Holtzbrinck accrues interest at 8% per annum and is senior to Audible's capital investment. The Company may, but is not obligated to, contribute additional capital to the entity. Any profits distributed by Audible Germany are to be distributed in accordance with the ownership interests. In July 2006, a new investor, Luebbe, contributed €0.3 million for a 5% interest in Audible Germany. This contribution reduced the Company’s interest to 48% and Random House’s and Holzbrinck’s ownership percentage to 23.5% each.

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

During the first quarter of 2007, the Company contributed an additional amount of approximately $0.1 million for the amount that was due to the Company from Audible Germany for services performed during this period. This contribution further changed the ownership percentage to 45.3% for the Company, 30.7% for Holtzbrinck, 19.4% for Random House, and 4.6% for Luebbe.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Prior to the additional contribution made in July 2006, the Company’s ownership percentage was greater than 50%. Under EITF 96-16, Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, the Company had determined that the minority shareholders, together, have significant participatory rights, allowing them to participate in significant decisions of Audible Germany and to block significant decisions proposed by Audible. As a result of the significant participatory rights held by the minority shareholders, the Company did not have unilateral control over Audible Germany. Therefore, Audible did not consolidate the results of Audible Germany but rather accounted for its investment in Audible Germany under the equity method of accounting. Under the equity method of accounting, the Company records its shares of the profits, if any, and its share of the equity losses but only until such time that the Company records losses equal to the initial investment of the Company plus any profits previously recorded. The initial investment was reduced to zero during 2004. Subsequent to the additional fundings made in July 2006, October 2006, December 2006, and March 2007 the Company’s ownership percentage was reduced to 45.3% and therefore the equity method of accounting for the investment in Audible Germany continues to apply regardless of the significant participatory rights of the other investors.

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

During each of the three month periods ended March 31, 2007 and 2006 the Company recognized approximately $0.1 million in related party revenue under the license agreement as the related services were delivered and accepted. The full amount of revenues recognized during the three months ended March 31, 2007 were not collected in cash, but rather were contributed as the Company’s equity investment in Audible Germany. As of March 31, 2007, the Company recorded its share of the equity loss up to the amount of its investment of approximately $0.1 million, on the accompanying consolidated Statements of Operations. Revenues under the License have been fully recognized as of March 31, 2007.

In addition, the Company recognized billings for certain consulting services and related incremental reimbursable costs incurred in connection with the License in accordance with EITF 01-14. These amounts are included in related party revenue on the condensed consolidated Statements of Operations. During the three month periods ended March 31, 2007 and 2006, none and $0.1 million was recognized, respectively. The Company accrues for amounts to be paid to Audible Germany related to net profit earned by Audible, Inc. at the Apple Germany iTunes music store. These amounts are included in accrued expenses in the condensed consolidated Balance Sheets as of March 31, 2007 and December 31, 2006, and marketing expense in the condensed consolidated Statement of Operations. As of March 31, 2007, the Company had an accounts receivable balance of $0.1 million related to Audible Germany.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) France Loisirs Agreement

On September 15, 2004, the Company, France Loisirs S.A.S. (“France Loisirs”) and Audio Direct S.A.S., a wholly owned subsidiary of France Loisirs (“Audio Direct”), entered into a 24-month Master Alliance Agreement (the “Agreement”), the term of which has been extended to March 31, 2010. France Loisirs is a wholly owned subsidiary of Bertelsmann AG. During this time, terms and conditions of the Agreement remain in effect. No additional fees will be paid to the Company other than billings for consulting and incremental costs and royalty payments to the Company discussed below.

Under the Agreement, in the quarter ended March 31, 2005, France Loisirs launched a French language spoken word audio service through Audio Direct. The terms provide for Audible to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, France Loisirs is required to pay Audible $1.0 million, payable as follows: $0.3 million in September 2004, $0.3 million in October 2004, $0.3 million in January 2005 and $0.1 million evenly over the following 12 months. As of December 31, 2006, the Company had received the full amount. Commencing the first fiscal year after the business achieves positive net income, the Company will receive a royalty of 5% of the business's annual net paid revenue. Net paid revenue refers to net revenues for digital spoken word content after the deduction of taxes but excluding certain hardware revenue. The 5% royalty will apply until the business net paid revenue exceeds €20.0 million. Once net paid revenue exceeds €20.0 million, the Company will receive a flat fee of €1.0 million annually. If net paid revenue exceeds €33.3 million, the Company will receive a royalty payment of €1.0 million, plus 3% of net paid revenue in excess of €33.3 million. An additional royalty is payable equal to one-half of the distributable pre-tax profits of the business.

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

The $1.0 million in fees are non-refundable and not subject to any acceptance provisions. Since fair values do not exist for the different services (elements) that Audible is providing, the services are considered a single unit of accounting under EITF 00-21 and accordingly, the $1.0 million in fees is recognized as related party revenue on a straight-line basis over the 24-month term, provided collectibility is reasonably assured. As of December 31, 2006, the full amount had been collected and recognized as revenue.

The Company recognized none and $0.1 million of revenue for the three month period ended March 31, 2007 and 2006, respectively. In addition, the Company recognizes related party revenue for billings for certain consulting services and related incremental reimbursable costs incurred in connection with the Agreement in accordance with EITF 01-14. These amounts are included in related party revenue on the consolidated Statements of Operations. During the three month periods ended March 31, 2007 and 2006, the Company recognized less than $0.1 million for both periods. The Company accrues for amounts to be paid to France Loisirs related to net profit earned by Audible, Inc. at the Apple France iTunes Store. These amounts are included in accrued expenses in the consolidated Balance Sheets as of March 31, 2007 and December 31, 2006, and marketing expense in the condensed consolidated Statements of Operations. As of March 31, 2007, the Company had an accounts receivable balance of less than $0.1 million related to France Loisirs.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Apple Agreement

In July 2006, the Company entered into a global master agreement with Apple Computer, Inc. that replaced the principal agreements entered into with Apple during 2002 and 2003. Pursuant to the new agreement, the Company continues to be the exclusive source of audiobooks, book-related content, and other spoken-word material to Apple’s iTunes Stores worldwide and will continue to provide the iTunes Store with comedy, lectures, speeches, periodicals, educational programs, Audible originals, spiritual programming, paid podcasts, and other spoken-word programs. All Audible content will continue to receive branding within the audio stream and visually in the iTunes Store. All Apple iPods and iTunes applications will continue to be AudibleReady® and will work with the Audible service. Under the new agreement, the Company has agreed to certain exclusivity obligations that restrict the Company to varying degrees from integrating Audible content into other internet-based services. The new agreement also provides that the Company’s revenue is formula-driven, based upon the selling price on the iTunes Store and the content cost. Under the old agreements, the Company’s revenue was a fixed price, based upon a percentage of either the manufacturer’s suggested retail price or amount the item was sold for on the Audible service. This change in payment structure resulted in a change in the manner in which the Company calculates revenue under the new agreement. The new agreement also changed the terms of the revenue share payments due to Apple. Under the terms of the previous agreements, the Company paid Apple a revenue share based on number of customers who used the iTunes software to download digital audio. In the new agreement, the revenue share paid to Apple is a percentage of sales made by customers who are referred directly by Apple to the Company’s Web site. The term of the new agreement expires on September 30, 2010. Revenue recognized in the three month period ended March 31, 2007 includes an estimate based upon the new revenue formula.

(9) Product Development, Licensing, Marketing and Distribution Agreement

On May 16, 2005, the Company entered into a five-year agreement with a new content provider to develop, license, market and distribute audio content. The Company is paid an exclusivity fee, a product development fee and production fees for audio content produced under the agreement. In addition, the Company will make royalty and revenue sharing payments to the publisher based on sales of the products produced. As of March 31, 2007, the Company billed the publisher $1.5 million, of which $1.4 million has been received as of March 31, 2007, in connection with this agreement. The fees associated with this agreement are being amortized over a 58 month period beginning in the month the Company commenced production of audio through the expiration of the agreement. During the three month periods ended March 31, 2007 and 2006, $0.1 million was recorded as other revenue in connection with this agreement. As of March 31, 2007, the Company recorded $0.3 million and $0.6 million, as deferred revenue current and non-current, respectively, on the accompanying condensed consolidated Balance Sheet, relating to this agreement, representing cash received in advance of being recognized as revenue. As of December 31, 2006, the Company recorded $0.3 million and $0.5 million, as deferred revenue current and non-current, respectively, on the accompanying consolidated Balance Sheet, relating to this agreement, representing cash received in advance of being recognized as revenue.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Commitments and Contingencies

Lease Obligations

In September 2006, the Company entered into a lease agreement for office space in Newark, NJ. The Company occupies two floors with an approximate space of 49,600 square feet, which is used as its corporate headquarters. The term of the agreement is through June 2014 and there is a one time only option to terminate the lease agreement after June 2012 upon 12 months prior written notice to the landlord. Audible UK leases office space, which includes office amenities, under a lease that expires in May 2008. The Company also leases office space in Tokyo, Japan where a local representative assists the Company in securing local Japanese content. This lease expires in June 2008. Total future minimum lease obligations as of March 31, 2007 under these lease arrangements are $8.0 million.

Rent expense of $0.4 million and $0.1 million was recorded under operating leases for the three month periods ended March 31, 2007 and 2006, respectively. Access to the space for the new corporate office was provided to the Company at the time the lease was executed in September 2006, so it could design and develop the office as needed in order to move in timely during the quarter ended March 31, 2007. Based on the Company’s evaluation, this period was included in calculating the straight-line rent expense. Included in rent expense for three month period ended March 31, 2007 is $0.3 million for “rent holidays”.

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

Purchase Commitments

Purchase commitments represent agreements the Company has made for future purchases of goods and services. The balance primarily consists of amounts committed for technology and development services and marketing services.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Cash Commitments and Obligations

The following table shows future cash payments due under the Company's commitments and obligations as of March 31, 2007 (in thousands):

Year	Operating Leases (1)	Royalty Obligations (2)	Service Agreements	Committed Purchases	Total
2007	$312	$590	$1,369	$1,382	$3,653
2008	1,008	76	1,036	--	2,120
2009	1,066	--	51	--	1,117
2010	1,141	--	--	--	1,141
2011	1,215	--	--	--	1,215
2012 & Thereafter	3,255	--	--	--	3,255
Total	$7,997	$666	$2,456	$1,382	$12,501

(1) Of the $8.0 million in total operating leases, $7.9 million relates to the new office lease agreement signed in September 2006.

(2) Of the $0.7 million in total royalty obligations, $0.3 million is recorded in accrued expenses and $0.1 million is recorded as royalty obligations, non-current, in the accompanying condensed consolidated Balance Sheet as of March 31, 2007. The remaining obligation of $0.3 million relates to content that had not yet been delivered as of March 31, 2007.

Contingencies

Various legal actions, claims, assessments and other contingencies arising in the normal course of business, in addition to the matters described below, are pending against the Company. All of these matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters which it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at March 31, 2007 that may result from those matters for which accruals have been recorded may differ, the Company believes that any amounts exceeding the recorded accruals would not be material to the consolidated financial position or results of operations.

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

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2004, the proposed settlement was submitted to the court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiff and issuer defendants separately filed replies to the underwriter defendants' objections to the settlement on August 4, 2004. The court granted preliminary approval on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement cases. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing was held on April 26, 2006, and the court reserved decision. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed the ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. In light of the Second Circuit opinion, the district court has been informed that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.

There can be no assurance that a settlement that complies with the Second Circuit’s mandate can be renegotiated.

Due to the inherent uncertainties of litigation and because the settlement approval process is not complete, the Company cannot accurately predict the ultimate outcome of the matter

Starting on or about February 22, 2005, several class actions were filed against the Company and two of our executives in the United States District Court for the District of New Jersey.  The plaintiffs purport to represent a class consisting of all persons (other than the Company’s officers and directors and their affiliates) who purchased the Company’s securities between November 2, 2004 and February 15, 2005 (the "Class Period").  The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 there under by failing to make complete and accurate disclosures concerning the Company’s future plans and prospects.  The individual defendants are also alleged to be liable under Section 20(a) of the Exchange Act.  All of the defendants are alleged to have sold stock at inflated prices during the Class Period. In December 2005, the United States District Court for the District of New Jersey consolidated the class action, appointed a group of lead plaintiffs and appointed lead plaintiff's counsel. By prior agreement, the plaintiff's consolidated amended complaint was filed on February 14, 2006. The plaintiffs seek unspecified monetary damages and their reasonable costs and expenses, including counsel fees and expert fees. The defendants have moved to dismiss the pleading. The motion has been fully briefed, but the Court has not yet ruled.

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

In March 2007, the Court granted the defendants’ motion to dismiss the plaintiffs’ consolidated amended complaint but granted the plaintiffs leave to amend. The plaintiffs have filed a motion for reconsideration, which the defendants have opposed. The Court has yet to rule on the motion.

The Company believes that all of the claims described above are without merit and they intend to defend the actions vigorously. Due to the inherent uncertainties of litigation and because these actions are at a preliminary stage, the Company cannot accurately predict the ultimate outcome of these matters.

AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest and Taxes

No interest was paid during the three month periods ended March 31, 2007 and 2006.

No income taxes were paid in the three month periods ended March 31, 2007 and 2006.

The Company recorded an accrual for property and equipment (CIP) of $0.8 million and none as of March 31, 2007 and 2006, respectively.

(12)   Customer Concentration

For the three month periods ended March 31, 2007 and 2006, Apple Computer accounted for 31.3% and 22.4% of total revenue, respectively.

As of March 31, 2007 and December 31, 2006, Apple Computer accounted for 82.9% and 64.1%, respectively, of the Company's accounts receivable.

(13) Financial Information by Geographic Area

Revenues and long-lived assets for the Company's United States and United Kingdom operations are as follows (in thousands):

	United States	United Kingdom	Consolidated
Revenues
Three months ended March 31, 2007	$23,990	$1,274	$25,264
Three months ended March 31, 2006	19,149	566	19,715

Long-lived assets
March 31, 2007	11,898	41	11,939
March 31, 2006	11,800	39	11,839

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except per share data)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto appearing in our 2006 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

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

Overview

Our Business

Our goal is to be the preeminent supplier of spoken-word digital audio on the Internet. At our Web sites, our customers can select, purchase and download spoken audio of their choice from more than 130,000 hours from more than 420 content partners that include leading audiobook publishers, broadcasters, entertainers, magazine and newspaper publishers, and business information providers. Our AudibleListener membership plans provide our customers a wide variety of monthly and annual membership options, depending upon their listening preferences. Customers can access our content at our Web sites, www.audible.com (United States) and www.audible.co.uk (United Kingdom), or at our related parties Web sites, www.audible.de (Germany) and www.audible.fr (France), or at Amazon.com and at the Apple iTunes store.

Key Business Metrics

During the three month period ended March 31, 2007, we generated total revenue, net of $25.3 million and incurred a net loss of $1.2 million. During this period, we acquired approximately 72,000 new AudibleListener members, a decrease of 9%, from approximately 79,000 acquired in the same period in 2006. Total AudibleListener members are approximately 415,000 as of March 31, 2007, compared to approximately 279,000 as of March 31, 2006, an increase of 49%.

Churn, a measure of AudibleListener member cancellation, increased slightly during the three month period ended March 31, 2007. This is due primarily to an increase in the number of cancellations to the annual basic AudibleListener membership plan which had been implemented in December 2005. The Company reminds customers of annual plans on their anniversary date of their pending renewal and a number in excess of 3% are electing not to renew their membership which caused the increase. Excluding the annual plan members churn of customers decreased during the quarter. On a quarterly basis, we calculate monthly churn as the number of member cancellations in the period divided by the sum of AudibleListener members at the beginning of the period plus gross member additions, divided by three months.

During 2006 and continuing in 2007, our operations in Audible UK significantly accelerated due to our increased marketing initiatives and customer acquisition programs. We generated $1.3 million in revenue in the UK during the three month period ended March 31, 2007, compared to $0.6 million for the three month period ended March 31, 2006. We believe that revenue from Audible UK will continue to grow provided we are able to obtain additional content that is appealing to more customers.

Our new AudibleListener membership plans, launched in December 2005, provide an array of new member benefits, ranging from greater flexibility in using AudibleListener membership credits, to everyday 30% discounts on a la carte purchases, and a daily audio edition of The New York Times or The Wall Street Journal subscription. The increase in the number of AudibleListener members and the flexibility in the requirement to use credits led to an increase of $1.3 million in deferred revenue during the first quarter of 2007. Revenues in 2007 are expected to increase if we are able to increase the rate of consumption of our customers and reduce the outstanding balance in deferred revenues.

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

For 2007, our major goals include increasing the number of new AudibleListener members we acquire and focusing on adding more customers that purchase at least one book per month. Additionally, we plan to improve customer service by increasing the speed of our Web site and enhancing our customer service operations. Finally, we anticipate increasing our revenues from our international operations and educational initiatives, specifically from the new content agreements signed in 2005 and 2006.

Recent Developments

Effective March 31, 2007, we and France Loisirs agreed to extend the Master Alliance Agreement until March 31, 2010. During this time, terms and conditions of the Agreement remain in effect. No additional fees will be paid to the Company other than billings for consulting and incremental costs and royalty payments to the Company.

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

In July 2006, we entered into a global master agreement with Apple Computer, Inc. that replaced the principal agreements we entered into with Apple during 2002 and 2003. We continue to recognize revenue from audio book sales made at the Apple iTunes Store in the period when the content is purchased and delivered. However, in accordance with the terms of the new agreement, the amount of revenue we recognize on each audio book sale is now a formula-driven, based upon the Apple iTunes selling price and the content cost of each audio book. As a result, Apple revenue for each quarterly period will reflect an estimate for the last month of the quarter, based on actual number of titles sold and the prior month or current unit sales price as applicable, at the Apple iTunes Store. Revenue in the three month period ended March 31, 2007 includes an estimate based upon the new revenue formula.

Our “legacy” AudibleListener monthly membership plans generally provide customers two audio credits for a fixed monthly fee. Customers may use these audio credits to select content of their choice from our Web site. “Legacy” AudibleListener audio credits provided under a monthly membership program have a life of 30 days, after which they expire. We recognize revenue from the sale of legacy AudibleListener memberships ratably over the AudibleListener member monthly membership period. This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred at month end and recognized as content revenue in the following month.

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

Upon launch of the new AudibleListener plans in December 2005, the legacy AudibleListener programs were no longer available to new customers except for UK customers who purchase their memberships from the UK Web site. Customers who have legacy memberships have the option of either converting to one of the new AudibleListener membership plans or continuing their legacy membership.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three month periods ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Revenue, net:
Content and services revenue:
Consumer content	98.9%	97.8%
Point of sale rebates	(0.1)	(0.9)
Services	0.1	0.2
Total content and services revenue	98.9	97.1

Hardware revenue	0.3	0.6
Related party revenue	0.4	1.9
Other revenue	0.4	0.4
Total revenue, net	100.0	100.0

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	44.6	40.5
Discount certificate rebates	1.0	1.5
Total cost of content and services revenue	45.6	42.0
Cost of hardware revenue	0.7	3.4
Cost of related party revenue	0.5	0.8
Operations	15.1	15.7
Technology and development	18.1	18.7
Marketing	15.5	21.8
General and administrative	12.3	16.2
Total operating expenses	107.8	118.6

Loss from operations	(7.8)	(18.6)
Loss on equity investment	(0.2)	--
Other income, net	3.3	3.3
Loss before income taxes	(4.7)	(15.3)
Income tax expense	(0.1)	--
Net loss	(4.8)%	(15.3)%

Three month period ended March 31, 2007 compared to three month period ended March 31, 2006 (unaudited):

	Three months ended March 31,
	2007	2006	$ Change	% Change
Content and services revenue (in thousands):
	$24,984	$19,147	$5,837	30.5%

Content and services revenue consists of AudibleListener membership revenue, revenue from single (a la carte) title sales, revenue from subscriptions, revenue from sales at the Apple iTunes Store and library revenue. We deduct the cost of point of sale rebates from content and services revenue.

Content and services revenue grew during the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006 due primarily to growth in sales at the Apple iTunes Store, as well as growth in our AudibleListener memberships, and a la carte sales. AudibleListener membership growth was driven mainly through online marketing channels, specifically promotions of the new membership programs introduced in December 2005. Our total AudibleListener membership count grew 49% from approximately 279,000 at March 31, 2006, to approximately 415,000 at March 31, 2007. We recognized in revenue $7.9 million and $4.4 million from sales of Audible content at the Apple iTunes Store during the three month periods ended March 31, 2007 and 2006, respectively. As we continue to acquire new AudibleListener members who may choose to roll over their audio credits, our ability to recognize revenue will depend upon audio credit usage patterns of individual members. This will result in an increase in deferred revenue and may result in a decrease or slower growth in our revenue as compared to prior periods. Our customer count and AudibleListener membership count excludes customers that purchase Audible content directly from the Apple iTunes Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing will continue to drive AudibleListener membership growth and growth in sales at the Apple iTunes Store.

	Three months ended March 31,
	2007	2006	$ Change	% Change
Hardware revenue (in thousands):
	$77	$125	$(48)	(38.4)%

Hardware revenue consists of revenue derived primarily from the shipping and handling charge to customers on devices that Audible provides for free to AudibleListener members who commit to an AudibleListener membership. Under EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, with these multiple-element arrangements (membership plus device), we recognize only shipping and handling fees as revenue for the delivery of hardware because all other consideration paid by the customer is contingent upon delivery of the content. Also included are separate sales of digital audio players to consumer and libraries. Revenue is recognized upon shipment, assuming all other criteria are met. The decrease in hardware revenue for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006 is due to a reduction in devices shipped during the periods and a de-emphasis of hardware as a means of acquiring new members.

	Three months ended March 31,
	2007	2006	$ Change	% Change
Related party revenue (in thousands):
	$91	$373	$(282)	(75.6)%

Related party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany.

Related party revenue during the three months ended March 31, 2007 and 2006, primarily included none and $0.1 million, in fees earned from our agreement with France Loisirs, representing the straight-line recognition of $1.0 million in fees we were entitled to receive pursuant to the arrangement, which was being recognized over the initial 24-month term of the original agreement through September 14, 2006, as well as less than $0.1 million for both periods, in billings to France Loisirs for certain consulting services and reimbursement of related incremental costs. Related party revenue during the three month periods ended March 31, 2007 and 2006, also included approximately $0.1 million in fees earned under our agreement with Audible Germany for both periods, as well as none and $0.1 million, respectively, in billings to Audible Germany for certain consulting services and reimbursement of related incremental costs incurred by us in connection with our license and services agreement.

	Three months ended March 31,
	2007	2006	$ Change	% Change
Other revenue (in thousands):
	$112	$70	$42	60.0%

Other revenue for the three month periods ended March 31, 2007 and 2006 primarily included for each period $0.1 million of revenue earned under a product development agreement with a publishing partner, which commenced in May 2005. The fees are being amortized on a straight line basis as fees are billed over a 58-month period beginning in the month we commenced production of audio (July 2005) through the expiration of the agreement. As of March 31, 2007, we billed the publisher $1.5 million, of which $1.4 million has been received in connection with this agreement.

	Three months ended March 31,		As a Percentage of Total Content and Services Revenue
	2007	2006	2007	2006
Cost of Content and Services (in thousands):
Royalties and other content charges	$11,256	$7,983	45.1%	41.7%
Discount certificate rebates	260	298	1.0%	1.6%
Total cost of content and services revenue	$11,516	$8,281	46.1%	43.3%

Cost of content and services revenue consists primarily of royalties incurred, discount certificate rebates and the amortization of publisher royalty advances. Discount certificate rebates, introduced in 2004, are electronic discount certificates or gift cards given to certain AudibleListener members who commit to joining an AudibleListener plan for twelve months. AudibleListener customers use these when purchasing an AudibleReady digital audio player from a third-party retailer.

Royalties and other content charges as a percentage of total content and services revenue increased from the three month period ended March 31, 2006 to March 31, 2007 from 41.7% to 45.1%. This increase was primarily due to the increasing percentage of revenue from sales at the Apple iTunes Store, which yields a higher royalty cost as a percentage of revenue, the impact of higher royalty rates from certain publishers, the impact of our Gold and Platinum membership plans, in which royalties are incurred on revenue that may be deferred if the straight-line revenue is less than the proportional performance revenue, the effect of the new Gold monthly discounted membership plan offered in the first quarter of 2007, and the impact of the 30% a la carte discount offered under our basic membership plan for titles that have a fixed royalty.

The following is our cost of hardware:

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Cost of Hardware Revenue (in thousands):
	$179	$675	$(496)	(73.5)%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

The cost of hardware revenue decreased in the 2007 period primarily due to a reduction in the number of digital audio players given away or sold at a discount to customers.

The following is our cost of related party revenue:

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Cost of Related Party Revenue (in thousands):
	$129	$158	$(29)	(18.4)%

Cost of related party revenue consists of costs we have incurred in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004.

Cost of related party revenue for the three month periods ended March 31, 2007 compared to three month period ended March 31, 2006 has remained consistent. These costs primarily consisted of payroll costs related to services performed for France Loisirs and Audible Germany by certain employees of our technology, development, and audio departments.

The following is our operations expense:

	Three Months Ended March 31,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
Operations (in thousands):
	$3,826	$3,102	$724	15.3%	16.2%

Operations expense consists of payroll and related expenses for content acquisition, education, editorial, audio recording and conversion, programming, and customer service. Related expenses include outside consultants and professional fees, credit card processing fees, and audio recording fees.

Operations expense increased in the three month period ended March 31, 2007 versus the three month period ended March 31, 2006 primarily due to $0.2 million in higher share-based compensation costs, which was $0.3 million for the three month period ended March 31, 2007 compared to $0.1 million for the three month period ended March 31, 2006, and $0.3 million in higher outside service expenses. These increases were primarily related to the increased scale of our business resulting in a greater number of customers and transactions.

The following is our technology and development expense:

	Three Months Ended March 31,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
Technology and Development (in thousands):
	$4,571	$3,694	$877	18.3%	19.3%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expense for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006 was primarily due to $0.8 million in higher outside services expenses, $0.2 million in higher share-based compensation costs, which was $0.3 million for the three month period ended March 31, 2007 compared to $0.1 million for the three month period ended March 31, 2006, and $0.1 million in depreciation and amortization. This was partially offset by a reduction in personnel costs of $0.3 million. Many of these higher costs were related to enhancing the capacity and performance of our Web site and upgrades to our internal systems and infrastructure.

The following is our marketing expense:

	Three Months Ended March 31,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
Marketing (in thousands):
	$3,904	$4,301	$(397)	15.6%	22.5%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners, and shipping and handling costs associated with selling digital devices.

Marketing expenses decreased in the three month period ended March 31, 2007 versus the three month period ended March 31, 2006 primarily due to $0.3 million in lower advertising and promotional expenses and $0.1 million in lower personnel costs, offset partially by an increase of $0.1 million in share-based compensation costs, which was $0.3 million for the three month period ended March 31, 2007 compared to $0.2 million for the three month period ended March 31, 2006. This reduction was a result of a lower cost for new subscriber acquisitions which was due to more effective marketing campaigns.

The following is our general and administrative expense:

	Three Months Ended March 31,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
General and Administrative (in thousands):
	$3,104	$3,201	$(97)	12.4%	16.7%

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees and other professional fees, public company expenses and other general corporate expenses.

The decrease in general and administrative expense in the three month period ended March 31, 2007 versus the three month period ended March 31, 2006 was primarily due to $0.4 million in lower legal and other professional fees and $0.2 million in lower job placement fees. This was partially offset by an increase of $0.2 million in higher supplies and administrative costs and $0.1 million in higher personnel costs, including incentive compensation.
The following is our loss on equity investment:

	Three months ended March 31,
	2007	2006	$ Change	% Change
Loss on Equity Investment (in thousands):
	$60	$--	$60	--

Loss on equity investment consists of the equity method losses related to our investment in Audible Germany. The loss recorded during the three month period ended March 31, 2007 was recorded when we agreed to contribute an additional equity investment in Audible Germany for amounts owed to us by Audible Germany. The investment was written down to zero as we recorded our share of current losses up to the amount of our investment. For the three month period ended March 31, 2006, there were no equity losses to record, as we had not funded any losses and had not made any monetary contributions.

The following is our other income, net:

	Three months ended March 31,
	2007	2006	$ Change	% Change
Other Income, net (in thousands):
	$839	$660	$179	27.1%

Other Income, net primarily consists of interest income. The increase in other income, net was due to an increase in interest earned on the investment of funds in short-term investments, associated principally with higher interest rates, which consisted of governmental agency notes and mortgage-backed securities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

Factors Affecting Operating Results

We have only a limited operating history with which to evaluate our business and prospects. Our limited operating history and the emerging nature of the market for internet-delivered audio content makes predicting our future operating results difficult. In addition, while we commenced operations in 1997, our prospects nonetheless should be considered in light of the risks and uncertainties encountered by companies in the early stages of development in new and rapidly evolving markets, specifically the rapidly evolving market for delivery of audio content over the Internet. These risks include:

•	We have limited revenue, we have a history of losses, and we may not be profitable in the future.
•	We have identified material weaknesses in internal control over financial reporting which may adversely affect our operations.
•	If too many AudibleListener members refrain from using their audio credits on a timely basis, there will be a delay in recognizing the revenue until the credits are either used or expire.
•	If our efforts to attract new AudibleListener members are not successful, our revenues will be affected adversely.
•	If we experience excessive rates of churn, our revenues may decline.
•	The market for our service is uncertain and consumers may not be willing to use the Internet to purchase spoken audio content, which could cause our business to grow more slowly.
•	We may not be able to license or produce sufficiently compelling audio content to attract and retain customers and grow our revenue.
•	If manufacturers of electronic devices do not manufacture, make available or sell a sufficient number of products suitable for our service, our revenue may not grow.
•	We must establish, maintain and strengthen our brand names, trademarks and service marks in order to acquire customers and generate revenue.
•	Increasing availability of digital audio technologies may increase competition and reduce our revenue, market share and profitability.
•	Our industry is highly competitive and we cannot assure you that we will be able to compete effectively.
•	Capacity constraints and failures, delays, or overloads could interrupt our service and reduce the attractiveness of our service to existing or potential customers.
•	We could be liable for substantial damages if there is unauthorized duplication of the content we sell.
•	We do not have a comprehensive disaster recovery plan and we have limited back-up systems, and a disaster could severely damage our operations and could result in loss of customers.
•	Problems associated with the Internet could discourage use of Internet-based services like ours and adversely affect our business.
•	The loss of key employees could jeopardize our growth prospects.
•	Our inability to hire new employees may hurt our growth prospects.
•	Our new facility in Newark may not lead to an increase in operational efficiencies or employee performance.
•	Our common stock has been relatively thinly traded and we cannot predict the extent to which a trading market will develop, which may adversely affect our share price.
•	We may not be able to protect our intellectual property, which could jeopardize our competitive position.
•	Other companies may claim that we infringe their copyrights or patents, which could subject us to substantial damages.
•	We could be sued for content that we distribute over the Internet, which could subject us to substantial damages.
•	Future government regulations may increase our cost of doing business on the Internet, which could adversely affect our cost structure.
•	We may become subject to sales and other taxes for direct sales over the Internet, which could affect our revenue growth.
•	A variety of risks could adversely affect our international activities.
•	Our charter and bylaws could discourage an acquisition of our company that would benefit our stockholders.

If we fail to manage these risks successfully, it would materially and adversely affect our financial performance.

We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in marketing, content acquisition and operations.

As of March 31, 2007, we were not a party to any derivative financial instruments or other financial instruments or hedging investments that expose us to material market risk. We currently do not plan to enter into any derivative instruments or engage in any hedging activities.

We have incurred significant losses since inception and as of March 31, 2007, we had an accumulated deficit of $141.7 million.

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

As of March 31, 2007, our cash and cash equivalents balance was $19.1 million. In addition, as of March 31, 2007 we had $46.4 million in short-term investments, consisting of governmental agency notes and mortgage backed securities, which we intend to hold until maturity. Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance and short-term investment balance as of March 31, 2007 will enable us to meet our anticipated cash requirements for operations and capital expenditures for the foreseeable future. Beyond that, we may need additional cash to fund our business and finance our planned growth. We cannot assure you that such additional financing, if needed, will be available on terms favorable to us or our stockholders, if at all.

Cash Requirements

The following table shows future cash payments due under our commitments and obligations as of March 31, 2007 (in thousands):

Year	Operating Leases (1)	Royalty Obligations (2)	Service Agreements	Committed Purchases	Total
2007	$312	$590	$1,369	$1,382	$3,653
2008	1,008	76	1,036	--	2,120
2009	1,066	--	51	--	1,117
2010	1,141	--	--	--	1,141
2011	1,215	--	--	--	1,215
2012 & Thereafter	3,255	--	--	--	3,255
Total	$7,997	$666	$2,456	$1,382	$12,501

(1) Of the $8.0 million in total operating leases, $7.9 million relates to our new office lease agreement signed in September 2006.

(2) Of the $0.7 million in total royalty obligations, $0.3 milling is recorded in accrued expenses and $0.1 million is recorded as royalty obligations, non-current, in the accompanying condensed consolidated Balance Sheet as of March 31, 2007. The remaining obligation of $0.3 relates to content that had not yet been delivered as of March 31, 2007.

Sources and Uses of Cash

	March 31,
	2007	2006
	(in thousands)	(in thousands)
Operating Activities	$2,050	$(3,646)
Investing Activities	1,740	5,622
Financing Activities	371	541
Exchange Rate	--	(5)
Increase in cash and cash equivalents	$4,161	$2,512

Net cash provided by operating activities for the three months ended March 31, 2007 was $2.1 million. This was primarily attributable to an increase in deferred revenue, depreciation and amortization and share-based compensation expense, partially offset by our net loss, and a decrease in accrued royalties. The increase in deferred revenue was due to the increase in the number of memberships in our AudibleListener plans, as well as the revenue recognition model, where revenue is recognized based on the content delivery using the lesser of straight line or proportional performance revenues. Net cash used in operating activities for the three months ended March 31, 2006 was $3.6 million. This was primarily attributable to our net loss, an increase in prepaid expenses and other current assets, accounts receivable, and a decrease in accounts payable, partially offset by an increase in deferred revenue, accrued compensation, accrued expenses, depreciation and amortization and share-based compensation expense.

Net cash provided by investing activities for the three month period ended March 31, 2007 was $1.7 million, attributable to net proceeds from short-term investing activity of $5.1 million, partially offset by purchases of property and equipment of $3.3 million. Net cash provided by investing activities for the three months ended March 31, 2006 was $5.6 million. This was attributable to net short-term investing activity of $9.5 million offset by purchases of property and equipment of $3.7 million.

Net cash provided by financing activities for the three months ended March 31, 2007, was $0.4 million, resulting from proceeds from exercise of common stock options. Net cash provided by financing activities for the three months ended March 31, 2006 was $0.5 million, resulting primarily from proceeds from the exercise of common stock options and common stock warrants, partially offset by purchases of treasury stock.

New Accounting Standards

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements.

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

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the impact of SFAS 159 will have a material effect on our consolidated financial statements.

FIN No. 48

In July 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109 (FIN 48). FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include the following:

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

FIN No. 48 also requires that we make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.

This statement became effective for us on January 1, 2007 and, based on our analysis, we do not believe FIN 48 has a material effect on our consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (FSP FIN 48-1). This FSP was issued to amend FIN 48 to clarify that a tax position could be effectively settled upon examination by a taxing authority. Assessing whether a tax position is effectively settled is a matter of judgment because examinations occur in a variety of ways. In determining whether a tax position is effectively settled, an enterprise should make the assessment on a position-by-position basis, but an enterprise could conclude that all positions in a particular tax year are effectively settled. The guidance in this FSP shall be applied upon the initial adoption of FIN 48.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to fluctuations in foreign currency exchange rates as the financial results of our UK subsidiary are translated into U.S. dollars in consolidation, we have a short-term inter-company account with our UK subsidiary, and we pay certain third party suppliers in foreign currencies. We do not use derivative instruments or hedging to manage our exposures and do not hold any market risk sensitive instruments for trading purposes.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2007.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the fact that the material weaknesses described in the December 31, 2006 Form 10-K have not been remediated as of March 31, 2007.

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

In June 2004, the proposed settlement was submitted to the court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiff and issuer defendants separately filed replies to the underwriter defendants' objections to the settlement on August 4, 2004. The court granted preliminary approval on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement cases. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing was held on April 26, 2006, and the court reserved decision. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed the ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. In light of the Second Circuit opinion, the district court has been informed that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.

There can be no assurance that a settlement that complies with the Second Circuit’s mandate can be renegotiated.

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

In March 2007, the Court granted the defendants’ motion to dismiss the plaintiffs’ consolidated amended complaint but granted the plaintiffs leave to amend. The plaintiffs have filed a motion for reconsideration, which the defendants have opposed. The Court has yet to rule on the motion.

We believe that all of the claims described above are without merit and we intend to defend the actions vigorously. Due to the inherent uncertainties of litigation and because these actions are at a preliminary stage, we cannot accurately predict the ultimate outcome of these matters.

ITEM 1A. Risk Factors

Our business is subject to a number of risks. For a more detailed explanation of factors affecting our businesses, please refer to the Risk Factors section in Item 1A of our Annual Report on Form 10-K for the year ended December 31,2006. There have been no material changes to our risk factors as of March 31, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Security

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

(a) None

(b) None

ITEM 6. Exhibits

Exhibit Number	Description
10.55	Third Amendment to the Master Alliance Agreement by and between Audible Inc., France Loisirs S.A.S. and Audio Direct S.A.S. dated March 31, 2007
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDIBLE, INC.
By:	/s/ William H. Mitchell
Name:	William H. Mitchell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	May 9, 2007