Form 10-Q
period 2007-06-30
AUDIBLE INC
filed 2007-08-08
CIK 1077926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☒                                No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.
 Large Accelerated Filer ☒ Accelerated Filer      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act).
Yes      No☒

As of August 7, 2007, 24,331,109 shares of the registrant's common stock were outstanding.

AUDIBLE, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,597	$14,925
Short-term investments	48,720	51,295
Interest receivable on short-term investments	536	626
Accounts receivable, net of provision for refunds and chargebacks of $40 at June 30, 2007 and December 31, 2006	3,122	4,181
Accounts receivable, related parties	232	100
Royalty advances	504	710
Prepaid expenses and other current assets	3,106	1,797
Inventory	103	212
Total current assets	74,920	73,846

Property and equipment, net	10,537	8,149
Other assets	1,416	781
Total assets	$86,873	$82,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,385	$3,121
Accrued expenses and other current liabilities	5,391	4,678
Accrued royalties	6,543	9,028
Accrued compensation	2,049	778
Deferred revenue	15,691	13,840
Total current liabilities	32,059	31,445

Deferred revenue, noncurrent	644	513
Other liabilities, noncurrent	1,703	262
Royalty obligations, noncurrent	75	90

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01. Authorized 40,000,000 shares at June 30, 2007 and December 31, 2006; 24, 287,147 and 24,119,768 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	243	241
Additional paid-in capital	194,070	190,799
Accumulated other comprehensive loss	(48)	(36)
Accumulated deficit	(141,873)	(140,538)
Total stockholders' equity	52,392	50,466
Total liabilities and stockholders' equity	$86,873	$82,776

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue, net:
Content and services revenue:
Consumer content	$25,727	$18,835	$50,706	$38,116
Point of sale rebates	(10)	(126)	(29)	(293)
Services	38	26	62	59
Total content and services revenue	25,755	18,735	50,739	37,882
Hardware revenue	87	85	164	210
Related party revenue	20	257	111	630
Other revenue	85	64	197	134
Total revenue, net	25,947	19,141	51,211	38,856

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	11,210	7,720	22,466	15,703
Discount certificate rebates	73	305	333	603
Total cost of content and services revenue	11,283	8,025	22,799	16,306
Cost of hardware revenue	121	206	300	881
Cost of related party revenue	108	171	237	329
Operations	3,406	2,854	7,232	5,956
Technology and development	4,569	4,362	9,140	8,056
Marketing	4,049	3,573	7,953	7,874
General and administrative	3,359	2,663	6,463	5,864
Total operating expenses	26,895	21,854	54,124	45,266

Loss from operations	(948)	(2,713)	(2,913)	(6,410)

Loss on equity investment	--	(180)	(60)	(180)

Other income (expense):
Interest income	857	714	1,702	1,374
Other expense	(3)	--	(9)	--
Other income, net	854	714	1,693	1,374

Loss before income taxes	(94)	(2,179)	(1,280)	(5,216)

Income tax expense	(31)	(3)	(55)	(6)

Net loss	$(125)	$(2,182)	$(1,335)	$(5,222)

Basic and diluted net loss per common share	$(0.01)	$(0.09)	$(0.06)	$(0.21)

Basic and diluted weighted average common shares outstanding	24,279,102	24,501,629	24,242,277	24,491,745

See accompanying notes to condensed consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,335)	$(5,222)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,630	2,385
Amortization of audio production costs	206	22
Non-cash share-based compensation charge	3,108	2,657
Amortization of discounts on short-term investments	(492)	(449)
Impairment of long lived asset	160	--
Changes in assets and liabilities:
Interest receivable on short-term investments	90	(67)
Accounts receivable, net	1,061	409
Accounts receivable, related parties	(132)	(13)
Royalty advances	208	40
Prepaid expenses and other current assets	(58)	(797)
Inventory	109	(301)
Other assets	(840)	(843)
Accounts payable	(737)	(2,057)
Accrued expenses and other current liabilities	(195)	(1,189)
Accrued royalties	(2,492)	--
Accrued compensation	1,269	425
Deferred revenue	1,978	3,349
Other liabilities, noncurrent	369	--
Net cash provided by (used in) operating activities	4,907	(1,651)

Cash flows from investing activities:
Purchases of property and equipment	(4,142)	(3,973)
Capitalized internally developed software costs	(327)	(254)
Purchases of short-term investments	(39,356)	(35,569)
Proceeds from maturity of short-term investments	42,423	41,800
Net cash (used in) provided by investing activities	(1,402)	2,004

Cash flows from financing activities:
Proceeds from exercise of common stock options	371	354
Proceeds from exercise of common stock warrants	--	750
Purchase of treasury stock at cost	--	(2,287)
Payment of taxes due on vested restricted stock	(206)	--
Net cash provided by (used in) financing activities	165	(1,183)

Effect of exchange rate changes on cash and cash equivalents	2	(12)

Increase (decrease) in cash and cash equivalents	3,672	(842)
Cash and cash equivalents at beginning of period	14,925	11,549
Cash and cash equivalents at end of period	$18,597	$10,707

See Note 11 for supplemental disclosure of cash flow information.

See accompanying notes to condensed consolidated financial statements.

      AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Description of Business and Business Conditions

The Business

Audible, Inc. (together with its subsidiary, the “Company”), incorporated on November 3, 1995, was formed to create the Audible service, the Internet's leading provider of digital spoken entertainment, information and educational programming for playback on personal computers and mobile devices. The Company commenced commercial operations in October 1997.

For the three and six month periods ended June 30, 2007, the Company reported a net loss of $0.1 million and $1.3 million, respectively, and has an accumulated deficit of $141.9 million as of June 30, 2007. The Company's cash and cash equivalents balance as of June 30, 2007 is $18.6 million. In addition, the Company has short-term investments of $48.7 million.

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

The accompanying condensed consolidated financial statements as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006, are unaudited, and in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with U.S. generally accepted accounting principles. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, from the Company's Annual Report on Form 10-K.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and notes due from governmental agencies. Cash consists of funds held in the Company's checking account.

Short-Term Investments

Investments purchased with a maturity of more than three months, and less than twelve months, are classified as short-term investments. The Company's short-term investments, as of June 30, 2007 and December 31, 2006, of $48.7 million and $51.3 million, respectively, consisted of governmental agency notes and mortgage-backed securities that are to be held to maturity because the Company has the positive intent and ability to hold these securities to maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Dividend and interest income are recognized when earned. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. A decline in the market value of a held-to-maturity security below the amortized cost basis that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intends to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in the value subsequent to period end, and forecasted performance of the investee.

The amortized cost, gross unrealized holding losses and the fair value of held-to-maturity debt securities at June 30, 2007 was $48.7 million, less than $0.1 million, and $48.7 million, respectively.

All of the debt securities classified as held-to-maturity mature before June 30, 2008.

      AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The amount of the provision that was recorded as a reduction of accounts receivable as of June 30, 2007 and December 31, 2006 was less than $0.1 million. The amount of the provision reflected in the accrued liabilities as of June 30, 2007 and December 31, 2006 was $0.1 million.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method. Inventory consists of digital audio players manufactured by third parties.

Audio Production Costs

The Company capitalizes audio production costs incurred in connection with the creation of the master copy of an audio title, which includes talent, editorial and other costs. These costs are included in Other Assets on the condensed consolidated Balance Sheets presented. These costs are stated at the lower of cost, less accumulated amortization, or fair value. These production costs are amortized beginning in the month the title is released, on a straight-line basis over a two year period, which is the estimated substantial economic life of the title, and are recognized as cost of content revenue in the condensed consolidated Statement of Operations. The remaining unamortized balance is periodically reviewed, and adjusted if necessary, to reflect the fair value.

Property and Equipment

Property and equipment, which includes computer server and Web site equipment, office furniture and equipment, leasehold improvements, internally developed software, studio equipment, software licenses, work in progress and construction in progress, are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets and for leasehold improvements, over the shorter of the estimated useful life of the asset or the lease term.  For assets placed in service prior to January 1, 2007, the Company estimated the useful lives to be three years for computer server and Web site equipment, and software licenses, and two years for office furniture and equipment, internally developed software, and studio equipment. As of January 1, 2007 the Company reassessed the useful lives of its new asset purchases. For assets placed in service after January 1, 2007 the Company estimates the useful lives to be five years for computer server and Web site equipment, studio equipment, office appliances (included in office furniture and equipment in Note 3), and telephone equipment (included in office furniture and equipment in Note 3), seven years for office furniture (included in office furniture and equipment in Note 3), and three years for office computers (included in office furniture and equipment in Note 3). There has been no change to the estimated useful lives for software licenses and internally developed software. Property and equipment held under capital leases are amortized on a straight-line basis over the estimated useful life of the asset. In June 2006, in anticipation of the Company’s move to its new facility, the Company reassessed the estimated useful lives of its existing office furniture and equipment and leasehold improvements located at the old corporate office. The existing office furniture and equipment was depreciated using the straight line method over a two year period and leasehold improvements were amortized on a straight-line basis over the lease term or the estimated useful lives of the asset, whichever was shorter. In June 2006, the Company changed the remaining estimated useful life of these assets to seven months and in December 2006, extended the previous estimate by an additional two months to coincide with the termination of the Company’s office lease. This change in estimate related to the move from the Company’s old corporate office resulted in higher depreciation expense of $0.1 million for the six month period ended June 30, 2007. The amortization is included within depreciation expense in the condensed consolidated Statements of Cash Flows.

      AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Work in process consists of expenditures for the development of various computer software projects incurred subsequent to the completion of the preliminary project stage. In accordance with Statement of Position, or SOP, No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP No. 98-1”), the Company has capitalized external direct costs of material and services developed or obtained for these projects and certain payroll and payroll related expenses for employees directly associated with these projects. Amortization for each software project begins when the computer software is ready for its intended use. Construction in progress primarily represents leasehold improvement costs related to the development and construction of the new corporate office space. Amortization for the office space leasehold improvements begins when the project is complete.

Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the related asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value, generally based on discounted cash flow. In the three month period ended June 30, 2007, the Company recorded a $0.2 million impairment charge, included in technology and development, on the accompanying condensed consolidated Statement of Operations, related to a previously purchased software license, which the Company determined would not be used. There were no impairment charges recorded during the three and six month periods ended June 30, 2006.

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

Tenant Leasehold Improvement Allowance

In accordance with the terms of the corporate office lease for its facility in Newark, NJ, the landlord is subject to pay a tenant leasehold improvement allowance to the Company for leasehold improvement work performed at the facility, up to a maximum amount per square foot. In June 2007, the Company billed the landlord $1.3 million for this tenant allowance, included in prepaids and other current assets in the accompanying condensed consolidated Balance Sheet as of June 30, 2007. In accordance with FASB Technical Bulletin, or FTB, No. 88-1, Issues Relating to Accounting for Leases, this tenant allowance, recorded as deferred rent within accrued expenses and other current liabilities and other noncurrent liabilities on the accompanying condensed consolidated Balance Sheet as of June 30, 2007, is an incentive that is considered a reduction of rental expense, which is amortized on a straight-line basis over the term of the lease.

Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, accounts receivable from related parties, accounts payable and accrued expenses. At June 30, 2007 and December 31, 2006, the fair values of these financial instruments approximated their carrying values due to the short-term nature of these instruments.

      AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Currency Translation

In accordance with the provision of Statement of Financial Accounting Standard, or SFAS, No. 52, Foreign Currency Translation (“SFAS No. 52”), Audible UK, whose functional currency is the British Pound, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues, costs and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of Audible UK's financial statements are accumulated and charged directly to accumulated other comprehensive loss, a component of stockholders' equity.

During 2005 and periodically in 2006, Audible Inc. made cash fundings to Audible UK to assist with the cash flow needs of the subsidiary. All of these fundings were made with the intention of treating them as a long-term investment. In accordance with the provisions of SFAS No. 52, the foreign currency gain/loss at each reporting period resulting from the long-term inter-company account is recorded to accumulated other comprehensive loss, a component of stockholders’ equity. Other inter-company transactions between Audible, Inc. and Audible UK that are not considered long-term in nature, and other transactions denominated in a foreign currency, give rise to foreign exchange gains or losses, which are reported in other income (expense) on the condensed consolidated Statement of Operations, in accordance with SFAS No. 52.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Investments Accounted For Under the Equity Method of Accounting

Prior to the additional contribution made to Audible Germany (see Note 6) by a new investor in July 2006, the Company’s ownership percentage of Audible Germany was greater than 50%. Under Emerging Issues Task Force, or EITF, Issue No. 96-16, Investor’s Accounting for an Investee when the Investor has a Majority of the Voting Interest but the Minority Shareholder of Shareholders Have Certain Approval or Veto Rights (“EITF No. 96-16”), the Company had determined that the minority shareholders, together have significant participatory rights, allowing them to participate in significant decisions of Audible Germany and to block significant decisions proposed by Audible. As a result of the significant participatory rights held by the minority shareholders, the Company did not have unilateral control over Audible Germany. Therefore, the Company did not consolidate the results of Audible Germany but rather accounted for its investment in Audible Germany under the equity method of accounting. Under the equity method of accounting, the Company records its pro-rata share of the profits, if any, and its pro-rata of the equity losses but only until such time that the Company records losses equal to the initial investment of the Company plus any profits previously recorded. The initial investment was reduced to zero during 2004. Subsequent to the additional fundings made during 2006, the Company’s ownership percentage was reduced to 44.9% and therefore the equity method of accounting for the investment in Audible Germany is appropriate regardless of the significant participatory rights of the other shareholders.

Revenue Recognition

Content and Services

Consumer content revenue consists primarily of content sales made from the Company's Web sites and content sold through its agreement with the Apple iTunes Store. At the Company's Web sites, customers purchase content either through an AudibleListener membership plan or on an a la carte basis. When purchased on an a la carte basis, the Company recognizes revenue from the sale of individual content titles in the period when the content is purchased and delivered. The Company generally recognizes revenue from the sale of a la carte content subscriptions pro rata over the term of the subscription period.

In July 2006, the Company entered into a global master agreement with Apple Computer, Inc. that replaced the principal agreements the Company entered into with Apple Computer, Inc. during 2002 and 2003. The Company continues to recognize revenue from sales made at the Apple iTunes Store in the period when the content is purchased and delivered. However, in accordance with the terms of the new agreement, the amount of revenue the Company recognizes on each sale is now formula-driven, derived from the Apple iTunes selling price and the content cost of each audio book.

The “legacy” AudibleListener monthly membership plans generally provide customers two audio credits for a fixed monthly fee. Customers may use these audio credits to download audio of their choice from the Web site. “Legacy” AudibleListener audio credits provided under a monthly membership plan have a life of 30 days, after which they expire. The Company recognizes revenue from the sale of legacy AudibleListener memberships ratably over the AudibleListener members’ monthly membership period, which is 30 days. This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred at month end and recognized as content revenue in the following month.

      AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2005, the Company introduced new AudibleListener monthly and annual membership plans, designed to provide customers more flexibility in using their audio credits. Depending upon the AudibleListener membership plan, customers receive and can “bank” or delay using a maximum number of audio credits, depending on the membership plan. The banking feature results in audio credits being used (delivered) over different periods for different customers. This may result in slower revenue growth or less revenue than the Company experienced in prior periods because the customer has a longer period of time to use his/her audio credits. In addition, some of the new AudibleListener plans include new membership benefits, ranging from a complimentary audio newspaper delivered each weekday to everyday discounts of 30% on a la carte purchases. The audio newspaper and 30% discount benefits are “serial” elements that are delivered continuously over the membership period, whereas the content selections underlying the audio credits are discrete elements that are delivered at different times based on individual customer behavior. As a result of the characteristics of the new AudibleListener memberships, they are considered revenue arrangements with multiple deliverables; however under EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”), because the deliverables are not eligible for separation, they are accounted for as a single unit of accounting. As a result, revenue is recognized for these new AudibleListener membership plans using the lesser of straight-line or proportional performance (based on content delivery) over the maximum membership period.

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

Point of Sale Rebates and Discount Certificate Rebates

Part of the Company's marketing strategy to obtain new AudibleListener members includes retail promotions in which the Company pays retailers to offer discounts to consumers on their purchase of AudibleReady devices if they become AudibleListener members for twelve months. The Company also has retail promotions in which it purchases electronic discount certificates or gift cards from retailers and gives them away to the Company's customers when they sign up to be AudibleListener members for twelve months. Point of sale rebates, which are discounts given by a third party retailer to a customer on the purchase of a digital audio player at the point of sale of the Audible membership, are recorded as a reduction of revenue in the period the discount is given in accordance with EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) (“EITF No. 01-9”). The cost of discount certificate rebates and gift cards that are given to a customer by the Company at the time the customer purchases the Audible membership are recorded as a cost of content and services revenue in accordance with EITF No. 01-9.

Services Revenue

Corporate services revenue primarily consists of library sales. Where applicable, the Company recognizes corporate service revenue as services are performed after persuasive evidence of an agreement exists, the price is fixed, and collectibility is reasonably assured. Collectibility is based on past transaction history and credit-worthiness of the customer.

Hardware Revenue

Hardware revenue consists of sales of AudibleReady digital audio players. Most of the Company's AudibleReady digital audio devices are sold at a discount or given away when a customer signs up for a three- or six-month or one-year commitment to an AudibleListener membership. For multiple-element arrangements in which a customer signs up for a membership and receives an audio player for free, revenue is first allocated to the two elements (device and membership) using the relative fair value method under EITF No. 00-21. However, the delivered item (hardware) is limited to the non-contingent consideration, which, for a free device, consists of only shipping and handling fees. The free hardware device reflects the subsidy incurred to acquire a customer with a commitment to AudibleListener. For players sold separately, hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling.

      AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Related Party Revenue

Related party revenue consists of revenue earned under agreements with Audible Germany (see Note 6) and France Loisirs (see Note 7). Revenue under the Audible Germany agreement includes $0.1 million earned per quarter over the initial 30-month term of the agreement, which began on August 30, 2004. The Company recognized $0.1 million per quarter only after Audible Germany had agreed that the services delivered were satisfactory and collection of the amount was reasonably assured. All amounts related to the original 30-month agreement with Audible Germany have been recognized as of March 31, 2007. Revenue under the France Loisirs agreement includes a $1.0 million technology licensing fee that was recognized on a straight-line basis over the initial 24-month term of the agreement, which began on September 15, 2004. France Loisirs had paid the full amount as of December 31, 2006 and all revenue related to this agreement had been recognized as of December 31, 2006. Revenue earned under each of these agreements also includes consulting services performed by certain of the Company's employees and reimbursement of certain incremental costs incurred by the Company that are billed to Audible Germany and France Loisirs in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursement Received for Out-of-Pocket' Expenses Incurred (“EITF No. 01-14”).

Other Revenue

Other revenue for the three and six month periods ended June 30, 2007 and 2006 primarily included revenue for fees earned under a product development and distribution agreement, which is being recognized on a straight-line basis over a 58 month period, to coincide with the end of the agreement.

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

Shipping and Handling Costs

Shipping and handling costs, which consist of costs and fees associated with warehousing, fulfillment, and shipment of digital audio devices to customers, are recorded as a component of marketing expense in the condensed consolidated Statements of Operations. These costs totaled less than $0.1 million for the three months ended June 30, 2007 and 2006, respectively, and less than $0.1 million and $0.1 million for the six months ended June 30, 2007 and 2006, respectively.

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. These costs are included in marketing expense in the accompanying condensed consolidated Statements of Operations and totaled $1.5 million and $1.3 million for the three months ended June 30, 2007 and 2006, respectively, and $3.0 million and $3.1 million for the six months ended June 30, 2007 and 2006, respectively.

Legal Fees

The Company expenses legal fees, including those expenses expected to be incurred in connection with loss contingencies, as incurred.

      AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Significant items subject to estimates include the recoverability of the carrying amount of property and equipment (including internally developed software), the provision for refunds and chargebacks, customer concessions, recoverability of royalty advances, recoverability of audio production costs, lease period when right of cancellation exists, valuation of deferred tax assets, certain accruals and fair value of share-based compensation. Actual results could differ from those estimates.

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

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), an interpretation of SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the tax benefit of a tax position in the financial statements if it is more likely than not that the tax position will be sustained on audit, based upon technical merits of the position. FIN No. 48 also provides guidance on de-recognition of tax accruals, classification of current and deferred tax accounts, accruals for interest and penalties, and accounting in interim and year end periods, including disclosures.

The Company files Federal and State of New Jersey corporate income tax returns. The Company also files a corporate income tax return in the United Kingdom. All tax years since inception are open to tax examination by the taxing authorities for possible adjustments to the net operating losses but not for assessment. The Statute of Limitations for assessment of tax is generally three years from the last date prescribed by law for the filing of the return for Federal, as well as for the State of New Jersey, and six years for the United Kingdom. The years currently open for federal income tax assessment includes calendar years 2003 through 2006, calendar years 2003 through 2006 for New Jersey income tax assessment purposes, and calendar years 2005 through 2006 for the United Kingdom. The Company is not currently under examination by any of the above jurisdictions for any of the open years as above.

The implementation of FIN No. 48 has not resulted in any adjustment to the Company’s beginning tax position or tax position for the three or six month period ended June 30, 2007.

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

For the three and six month periods ended June 30, 2007 and 2006, diluted net loss per share is equal to basic net loss per share and diluted common shares outstanding is equal to basic common shares outstanding, since all potential common stock was anti-dilutive.

      AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and six month periods ended June 30, 2007 and 2006, all potential common shares have been excluded from the diluted calculation because the Company was in a net loss position, and their inclusion would have been anti-dilutive.

The following table summarizes the potential common shares excluded from the diluted calculation:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock options	2,036,724	2,412,730	2,036,724	2,412,730
Warrants	417,332	716,723	417,332	716,723
Restricted Stock	1,026,540	882,157	1,026,540	882,157
Total	3,480,596	4,011,610	3,480,596	4,011,610

Share-Based Compensation

In accordance with SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123R”), the Company measures compensation cost for stock awards at fair value and recognizes compensation over the requisite service period for awards expected to vest. Estimating the portion of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are recorded in the period estimates are revised. The Company considers several factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The Company also considers several factors when estimating expected volatility and expected life of the option.

(3) Property and Equipment

Property and equipment at June 30, 2007 and December 31, 2006 consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Computer server and Web site equipment	$7,960	$7,687
Software licenses	3,915	4,235
Internally developed software	3,031	2,779
Leasehold improvements	2,728	1,011
Office furniture and equipment	2,333	1,720
Studio equipment	671	667
Work in process	401	326
Construction in progress	944	443
Total property and equipment	21,983	18,868
Less: accumulated depreciation and amortization	(11,446)	(10,719)
Total property and equipment, net	$10,537	$8,149

Depreciation and amortization expense on property and equipment totaled $1.3 million during the three months ended June 30, 2007 and 2006. Depreciation and amortization expense on property and equipment totaled $2.6 million and $2.4 million during the six months ended June 30, 2007 and 2006, respectively.

The gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

	June 30, 2007	December 31, 2006
Computer server and Web site equipment	$743	$743
Less: accumulated amortization	(743)	(685)
Total computer server and Web site equipment, net	$--	$58

      AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Accrued Expenses and Other Current Liabilities

The components of the accrued expenses and other current liabilities balance are as follows (in thousands):

	June 30, 2007	December 31, 2006
Value added tax	$1,041	$708
Liabilities - related parties	808	400
Construction in progress	713	--
Professional fees	637	958
Revenue sharing and bounty payments	494	630
Consulting	492	232
Royalty obligations	272	242
Software license fees	227	215
Retail rebates and discounts	144	410
Marketing	130	241
Other accrued expenses and other current liabilities	433	642
Total accrued expenses	$5,391	$4,678

(5) Stockholders' Equity

The following is a summary of the consolidated Stockholders' Equity activity for the six months ended June 30, 2007 (in thousands except share data):

	Common Stock
	Shares	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity

Balance at December 31, 2006	24,119,768	$241	$190,799	$(36)	$(140,538)	$50,466
Issuance of restricted stock	49,677	1	(1)	--	--	--
Exercise of common stock options	117,702	1	370	--	--	371
Share-based compensation expense	--	--	3,108	--	--	3,108
Payment of taxes due on vested restricted stock	--	--	(206)	--	--	(206)
Foreign currency translation adjustment	--	--	--	(12)	--	(12)
Net loss	--	--	--	--	(1,335)	(1,335)

Balance at June 30, 2007	24,287,147	$243	$194,070	$(48)	$(141,873)	$52,392

      AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock

As of June 30, 2007 and December 31, 2006 the Company had issued 24,287,147 and 24,119,768 respectively, shares of common stock. As of June 30, 2007 and December 31, 2006 the Company had 3,480,596 and 3,942,674, respectively, shares of common stock reserved for common stock warrants, options and restricted stock.

Share-Based Compensation

The Company's 1999 Stock Incentive Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock-based awards to employees. Beginning in the second quarter of 2007, for option awards granted to new Audible employees as part of their compensation package, the exercise price is determined by the opening price of Audible's common stock on the grant date, which is the employee's start date. Beginning in the second quarter of 2007, for option awards granted to existing employees, the exercise price is determined based on the opening price on the grant date. Prior to the second quarter of 2007, the exercise price for stock options was determined by the closing price of Audible’s common stock on either the day immediately preceding each new employee’s start date or the date immediately preceding the grant date for existing employees. This change in policy had no impact on any previously granted options. The majority of options granted vest over a fifty-month period and expire ten years from the date of the grant. All share-based compensation is granted through share-based employee compensation plans maintained by Audible.

The number of authorized common shares available for issuance under the Plan is 5,700,000 shares. As of June 30, 2007 and December 31, 2006, options to purchase 2,036,724 and 2,237,731, respectively, shares of common stock were outstanding. As of June 30, 2007 and December 31, 2006, 1,026,540 and 979,985, respectively, of non-vested restricted share awards had been granted, net of forfeitures and net of shares vested.

Effective January 1, 2006, the Company adopted SFAS No. 123R utilizing the modified prospective approach. Total compensation expense for share-based payment arrangements recognized for the three months ended June 30, 2007 and 2006 was $1.5 million and $1.6 million, respectively, and $3.1 million and $2.7 million for the six months ended June 30, 2007 and 2006, respectively.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options with the following weighted-average assumptions for the indicated periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Dividend yield	--	--	--	--
Expected volatility	68.74%	76.56%	68.74%	76.56%
Risk-free interest rate	4.57%	4.50%	4.57%	4.50%
Expected life of option (years)	4.58	4.63	4.58	4.63

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and both the implied and historical volatility of the Company’s stock price. The expected life of the option represents the period of time that the option granted is expected to be outstanding. Expected volatility is calculated based on the historical and implied volatility of the Company’s stock price. The risk free interest rate is based on the U.S. Treasury yield curve commensurate with the expected term in effect at the time of grant. For the three and six month periods ended June 30, 2007 and 2006, the Company did not grant a significant number of stock option awards, and therefore there was no re-measurement done for the assumptions used.

During the three months ended June 30, 2007 and 2006, the Company did not grant any awards to receive stock options to employees under the Plan. During the six months ended June 30, 2007 and 2006, the Company granted awards to receive 70,000 and 13,100 stock options, respectively, to employees under the Plan. During the three months ended June 30, 2007 and 2006, 2,302 and 27,986, respectively, options granted were forfeited due to employee terminations.  During the six months ended June 30, 2007 and 2006, 4,720 and 80,367, respectively, options granted were forfeited due to employee terminations.

      AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock

During the three months ended June 30, 2007 and 2006, the Company granted awards to receive 20,400 and 649,000 restricted stock units, respectively, to employees under the Plan. During the six months ended June 30, 2007 and 2006, the Company granted awards to receive 142,200 and 661,400 restricted stock units, respectively, to employees under the Plan. The restricted shares either cliff-vest or vest periodically between three months and forty-eight months after the grant date. During the three months ended June 30, 2007 and 2006, 29,555 and 37,300, respectively, units of restricted stock were forfeited due to employee terminations. During the six months ended June 30, 2007 and 2006, 37,355 and 40,800, respectively, units of restricted stock were forfeited due to employee terminations. Actual shares under these awards are not issued until vesting is complete. Under the terms of the restricted stock awards, unless different provisions are noted on the restricted stock award, the Company is required to issue to the recipient the number of whole shares of common stock that equals the number of vested whole restricted stock shares following the date on which the restricted stock share becomes vested.

In accordance with the terms of the restricted stock unit award agreement, the Company has the right to deduct from any compensation due the employee, the amount of any federal, state or local taxes required by law to be withheld as a result of vesting of the restricted stock units; provided, however, that the value of the shares of common stock withheld may not exceed the statutory minimum withholding amount required by law.  In lieu of such deduction, the Company may require the employee to make a cash payment to the Company equal to the amount required to be withheld.  During the three months ended June 30, 2007, 19,713 shares were withheld from employees for the payment for taxes due, at the employee’s election.

Total common stock available for future stock option and restricted stock grants is approximately 893,000 shares.

Common Stock Repurchase Program and Treasury Stock

In February 2006, the Company's Board of Directors authorized a new common stock repurchase program, pursuant to which the Company may from time to time repurchase (through open market repurchases at prevailing market prices), up to an aggregate of $25.0 million of the Company's outstanding common stock. During the six months ended June 30, 2007 no shares were repurchased. During the six months ended June 30, 2006, 236,500 shares were repurchased, at an average price of $9.67. The Company subsequently legally retired the treasury stock. As of June 30, 2007 and December 31, 2006, the Company held no shares of common stock as treasury stock.

Comprehensive Loss

The following table sets forth comprehensive loss for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(125)	$(2,182)	$(1,335)	$(5,222)
Other comprehensive loss:
Foreign currency translation adjustment	(10)	(26)	(12)	(31)
Comprehensive loss	$(135)	$(2,208)	$(1,347)	$(5,253)

      AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Audible Germany Agreement

On August 30, 2004, the Company, Verlagsgruppe Random House GmbH (“Random House”) and Holtzbrinck Networxs AG (“Holtzbrinck”) entered into a joint venture agreement (the “Joint Venture”) to form Audible GmbH (“Audible Germany”). Random House is an affiliate of Bertelsmann AG. Bertelsmann AG and its affiliates own approximately 4.5% of Audible's common stock at June 30, 2007.

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

During the first quarter of 2007, the Company contributed an additional amount of $0.1 million for the amount that was due to the Company from Audible Germany for services performed during this period. This contribution further changed the ownership percentage to 45.3% for the Company, 30.7% for Holtzbrinck, 19.4% for Random House, and 4.6% for Luebbe.

At the time the Joint Venture was entered into, the Company had determined that Audible Germany was not a variable interest entity as defined in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN No. 46R”) because, as a development stage enterprise, Audible Germany had sufficient equity to permit it to finance the activities in which it was currently engaged in without additional subordinated financial support. In addition, the other criteria within FIN No. 46R that would characterize Audible Germany as a variable interest entity were not met. Rather, Audible Germany was considered to be a voting interest entity. Upon occurrence of the additional financing in July 2006, the Company performed an analysis to determine whether or not Audible Germany is a variable interest entity, as defined in FIN No. 46R. Audible Germany is 100% equity funded and no debt exists or is planned. Therefore, equity is deemed to be sufficient under the definition of FIN No. 46R paragraph 5a. In addition, under paragraph 9 of FIN No. 46R, on a qualitative basis, Audible Germany has demonstrated that it can finance its activities without additional subordinated financial support, even though the equity may be less than 10% of the entity’s total assets. An entity that is able to support its operations with existing equity has demonstrated the sufficiency of its equity. Therefore, the Company has concluded that Audible Germany continues to be a voting interest entity.

Prior to the additional contribution made in July 2006, the Company’s ownership percentage was greater than 50%. Under EITF No. 96-16, the Company had determined that the minority shareholders, together, have significant participatory rights, allowing them to participate in significant decisions of Audible Germany and to block significant decisions proposed by Audible. As a result of the significant participatory rights held by the minority shareholders, the Company did not have unilateral control over Audible Germany. Therefore, Audible did not consolidate the results of Audible Germany but rather accounted for its investment in Audible Germany under the equity method of accounting. Under the equity method of accounting, the Company records its shares of the profits, if any, and its share of the equity losses but only until such time that the Company records losses equal to the initial investment of the Company plus any profits previously recorded. The initial investment was reduced to zero during 2004. Subsequent to the additional fundings made in July 2006, October 2006, December 2006, and March 2007 the Company’s ownership percentage was reduced to 45.3% and therefore the equity method of accounting for the investment in Audible Germany continues to apply regardless of the significant participatory rights of the other investors.

      AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Joint Venture, on August 30, 2004, the Company entered into a license and services agreement with Audible Germany (the “License”). Under the License, Audible Germany launched a German language spoken word audio service. The terms provide for the Company to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, Audible Germany was required to pay Audible $0.9 million evenly over a period of 30 months, beginning in September 2004. Every 60 days during this agreement, the parties met to review and accept the services. The monthly payments were subject to refund if Audible Germany did not accept the services, subject to reasonable cure. Under the License, Audible recognized $0.1 million of revenue per quarter once Audible Germany agreed that the services delivered were satisfactory and collection of the amount was reasonably assured. Also under the License, Audible Germany will pay the Company royalties ranging from 0.5% to 3% of revenue up to an annual royalty cap of the U.S. dollar equivalent of €1.5 million, subject to Audible Germany achieving certain operating margins. No royalties have been received by the Company under the License.

During the three and six month periods ended June 30, 2007 the Company recognized none and $0.1 million, respectively, in related party revenue under the license agreement as the related services were delivered and accepted. During the three and six month periods ended June 30, 2006 the Company recognized $0.1 million and $0.2 million, respectively, in related party revenue. The full amount of revenues recognized during the six months ended June 30, 2007 were not collected in cash, but rather were contributed as the Company’s equity investment in Audible Germany. As of June 30, 2007, the Company recorded its share of the equity loss up to the amount of its investment of $0.1 million, on the accompanying consolidated Statements of Operations. Revenues under the License have been fully recognized as of June 30, 2007.

In addition, the Company recognizes billings for certain consulting services and related incremental reimbursable costs incurred in connection with the License in accordance with EITF 01-14. These amounts are included in related party revenue on the condensed consolidated Statements of Operations. During the three and six month periods ended June 30, 2007 there were no amounts recognized for these costs, because this revenue is being recognized on the cash basis due to uncertainty of collection, and no cash was received. During the three and six month periods ended June 30, 2006, none and $0.1 million, respectively, was recognized for these costs. The Company accrues for amounts to be paid to Audible Germany related to net profit earned by Audible, Inc. at the Apple Germany iTunes music store. These amounts are included in accrued expenses and other current liabilities in the condensed consolidated Balance Sheets as of June 30, 2007 and December 31, 2006, and marketing expense in the condensed consolidated Statement of Operations. As of June 30, 2007, the Company had an accounts receivable balance of $0.1 million related to Audible Germany, primarily related to accrued royalties and accrued revenue share expenses the Company pays on Audible Germany’s behalf.

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

Under the Agreement, in the quarter ended March 31, 2005, France Loisirs launched a French language spoken word audio service through Audio Direct. The terms provide for Audible to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, France Loisirs was required to pay Audible $1.0 million, payable as follows: $0.3 million in September 2004, $0.3 million in October 2004, $0.3 million in January 2005 and $0.1 million evenly over the following 12 months. As of December 31, 2006, the Company had received the full amount. Commencing the first fiscal year after the business achieves positive net income, the Company will receive a royalty of 5% of the business's annual net paid revenue. Net paid revenue refers to net revenues for digital spoken word content after the deduction of taxes but excluding certain hardware revenue. The 5% royalty will apply until the business net paid revenue exceeds €20.0 million. Once net paid revenue exceeds €20.0 million, the Company will receive a flat fee of €1.0 million annually. If net paid revenue exceeds €33.3 million, the Company will receive a royalty payment of €1.0 million, plus 3% of net paid revenue in excess of €33.3 million. An additional royalty is payable equal to one-half of the distributable pre-tax profits of the business.

FIN No. 46R addresses the consolidation by business enterprises of variable interest entities (VIEs) and requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be consolidated in the financial statements of the enterprise.

Audio Direct is considered a VIE because its equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support. Audible and France Loisirs form a related party group, as defined in FIN No. 46R, as a result of the Bertelsmann affiliation and the number of seats that Bertelsmann holds on the Audible Board of Directors. Under FIN No. 46R, the entity within the related party group that is most closely associated with the variable interest entity is the primary beneficiary.

      AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The $1.0 million in fees were non-refundable and not subject to any acceptance provisions. Since fair values did not exist for the different services (elements) that Audible provided, the services were considered a single unit of accounting under EITF No. 00-21 and accordingly, the $1.0 million in fees were recognized as related party revenue on a straight-line basis over the 24-month term, provided collectibility is reasonably assured. As of December 31, 2006, the full amount had been collected and recognized as revenue.

The Company recognized no revenue for the three and six month periods ended June 30, 2007 related to the Agreement. The Company recognized $0.1 million and $0.3 million of revenue during the three and six month periods ended June 30, 2006, respectively. In addition, the Company recognizes related party revenue for billings for certain consulting services and related incremental reimbursable costs incurred in connection with the Agreement in accordance with EITF No. 01-14. These amounts are included in related party revenue on the consolidated Statements of Operations. During the three and six month periods ended June 30, 2007, the Company recognized less than $0.1 million and $0.1 million, respectively. During the three and six month periods ended June 30, 2006, less than $0.1 million and $0.1 million, respectively, was recognized.  The Company accrues for amounts to be paid to France Loisirs related to net profit earned by Audible, Inc. at the Apple France iTunes Store. These amounts are included in accrued expenses and other current liabilities in the consolidated Balance Sheets as of June 30, 2007 and December 31, 2006, and marketing expense in the condensed consolidated Statements of Operations. As of June 30, 2007, the Company had an accounts receivable balance of $0.1 million related to France Loisirs.

(8) Apple Agreement

In July 2006, the Company entered into a global master agreement with Apple Computer, Inc. that replaced the principal agreements entered into with Apple during 2002 and 2003. Pursuant to the new agreement, the Company continues to be the exclusive source of audiobooks, book-related content, and other spoken-word material to Apple’s iTunes Stores worldwide and will continue to provide the iTunes Store with comedy, lectures, speeches, periodicals, educational programs, Audible originals, spiritual programming, paid podcasts, and other spoken-word programs. All Audible content will continue to receive branding within the audio stream and visually in the iTunes Store. All Apple iPods and iTunes applications will continue to be AudibleReady® and will work with the Audible service. Under the new agreement, the Company has agreed to certain exclusivity obligations that restrict the Company to varying degrees from integrating Audible content into other internet-based services. The new agreement also provides that the Company’s revenue is formula-driven, based upon the selling price on the iTunes Store and the content cost. Under the old agreements, the Company’s revenue was a fixed price, based upon a percentage of either the manufacturer’s suggested retail price or amount the item was sold for on the Audible service. This change in payment structure resulted in a change in the manner in which the Company calculates revenue under the new agreement. The new agreement also changed the terms of the revenue share payments due to Apple. Under the terms of the previous agreements, the Company paid Apple a revenue share based on number of customers who used the iTunes software to download digital audio. In the new agreement, the revenue share due to Apple is a percentage of sales made by customers who are referred directly by Apple to the Company’s Web site. The term of the new agreement expires on September 30, 2010.

      AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Product Development, Licensing, Marketing and Distribution Agreement

On May 16, 2005, the Company entered into a five-year agreement with a new content provider to develop, license, market and distribute audio content. The Company is paid an exclusivity fee, a product development fee and production fees for audio content produced under the agreement. In addition, the Company will make royalty and revenue sharing payments to the publisher based on sales of the products produced. As of June 30, 2007, the Company billed the publisher $1.6 million, of which $1.6 million has been received as of June 30, 2007, in connection with this agreement. The fees associated with this agreement are being amortized over a 58 month period beginning in the month the Company commenced production of audio through the expiration of the agreement. During the three and six month periods ended June 30, 2007, $0.1 million and $0.2 million was recorded as other revenue in connection with this agreement. During the three and six month periods ended June 30, 2006 $0.1 million was recorded as other revenue for both periods in connection with this agreement. As of June 30, 2007, the Company recorded $0.3 million and $0.6 million, as deferred revenue current and non-current, respectively, on the accompanying condensed consolidated Balance Sheet, relating to this agreement, representing cash received in advance of being recognized as revenue. As of December 31, 2006, the Company recorded $0.3 million and $0.5 million, as deferred revenue current and non-current, respectively, on the accompanying consolidated Balance Sheet, relating to this agreement.

(10) Commitments and Contingencies

Lease Obligations

In September 2006, the Company entered into a lease agreement for office space in Newark, NJ. The Company occupies two floors with an approximate space of 49,600 square feet, which is used as its corporate headquarters. The term of the agreement is through June 2014 and there is a one time only option to terminate the lease agreement after June 2012 upon 12 months prior written notice to the landlord. The Company has no current plans to terminate the lease agreement early. Audible UK leases office space, which includes office amenities, under a lease that expires in May 2008. The Company also leases office space in Tokyo, Japan where a local representative assists the Company in securing local Japanese content. This lease expires in June 2008. Total future minimum lease obligations as of June 30, 2007 under these lease arrangements are $8.1 million.

Rent expense of $0.3 million and $0.2 million was recorded under operating leases for the three months ended June 30, 2007 and 2006, respectively, and $0.7 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively. Access to the space for the new corporate office was provided to the Company at the time the lease was executed in September 2006, so it could design and develop the office as needed in order to move in timely. Based on the Company’s evaluation, this period was included in calculating the straight-line rent expense.

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

Purchase Commitments

Purchase commitments represent agreements the Company has made for future purchases of goods and services. The balance primarily consists of amounts committed for marketing services.

      AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Cash Commitments and Obligations

The following table shows future cash payments due under the Company's commitments and obligations as of June 30, 2007 (in thousands):

Year	Lease Obligations (1)	Royalty Obligations (2)	Service Agreements	Purchase Commitments	Total
2007	$392	$438	$1,040	$260	$2,130
2008	1,008	76	1,216	--	2,300
2009	1,066	--	51	--	1,117
2010	1,141	--	--	--	1,141
2011	1,215	--	--	--	1,215
2012 & Thereafter	3,255	--	--	--	3,255
Total	$8,077	$514	$2,307	$260	$11,158

(1) Of the $8.1 million in total operating leases, $8.0 million relates to the new office lease agreement signed in September 2006, of which $0.6 million is recorded as deferred rent in other liabilities, noncurrent in the accompanying condensed consolidated Balance Sheet as of June 30, 2007.

(2) Of the $0.5 million in total royalty obligations, $0.3 million is recorded in accrued expenses and $0.1 million is recorded as royalty obligations, non-current, in the accompanying condensed consolidated Balance Sheet as of June 30, 2007. The remaining obligation of $0.1 million relates to content that had not yet been delivered as of June 30, 2007.

Contingencies

Various legal actions, claims, assessments and other contingencies arising in the normal course of business, in addition to the matters described below, are pending against the Company. All of these matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters which it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at June 30, 2007 that may result from those matters for which accruals have been recorded may differ, the Company believes that any amounts exceeding the recorded accruals would not be material to the consolidated financial position or results of operations.

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

      AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2004, the proposed settlement was submitted to the court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiff and issuer defendants separately filed replies to the underwriter defendants' objections to the settlement on August 4, 2004. The court granted preliminary approval on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement cases. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing was held on April 26, 2006, and the court reserved decision. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed the ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for a rehearing. In light of the Second Circuit opinion, the district court has been informed that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the district court entered into an order terminating the settlement agreement.

There can be no assurance that a settlement that complies with the Second Circuit’s mandate can be renegotiated.

Due to the inherent uncertainties of litigation and because the settlement approval process is not complete, the Company cannot accurately predict the ultimate outcome of the matter.

Starting on or about February 22, 2005, several class actions were filed against the Company and two of the Company’s executives in the United States District Court for the District of New Jersey. The plaintiffs purport to represent a class consisting of all persons (other than the Company’s officers and directors and their affiliates) who purchased the Company’s securities between November 2, 2004 and February 15, 2005 (the "Class Period"). The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 there under by failing to make complete and accurate disclosures concerning the Company’s future plans and prospects. The individual defendants are also alleged to be liable under Section 20(a) of the Exchange Act. All of the defendants are alleged to have sold stock at inflated prices during the Class Period. In December 2005, the United States District Court for the District of New Jersey consolidated the class action, appointed a group of lead plaintiffs and appointed lead plaintiff's counsel. By prior agreement, the plaintiff's consolidated amended complaint was filed on February 14, 2006. The plaintiffs seek unspecified monetary damages and their reasonable costs and expenses, including counsel fees and expert fees. The defendants have moved to dismiss the pleading. The motion has been fully briefed, but the Court has not yet ruled.

In April 2005, a derivative action was filed in the state court of New Jersey against the Company, the two executives named as individual defendants in the class actions described above, six of the Company’s outside directors, and three stockholders. The derivative action made the same factual allegations as the class actions described above and added allegations that the six outside directors named as defendants and/or the stockholders who nominated them sold stock at inflated prices at or about the time of the secondary offering of securities that the Company made in November 2004. The plaintiff in this derivative action purported to seek a recovery of the damages allegedly sustained by the Company rather than by investors who allegedly purchased securities at inflated prices.

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

      AUDIBLE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(11) Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest and Taxes

No interest was paid during the six months ended June 30, 2007 and 2006.

No income taxes were paid in the six months ended June 30, 2007 and 2006.

The Company recorded an accrual for property and equipment (CIP) of $0.7 million and none during the six months ended June 30, 2007 and 2006, respectively.

(12) Customer Concentration

For the three months ended June 30, 2007 and 2006, Apple Computer accounted for 28.7% and 21.5% of total revenue, respectively.

For the six months ended June 30, 2007 and 2006, Apple Computer accounted for 30.0% and 22.0% of total revenue, respectively.

As of June 30, 2007 and December 31, 2006, Apple Computer accounted for 73.8% and 64.1%, respectively, of the Company's accounts receivable.

(13) Financial Information by Geographic Area

Revenues and long-lived assets for the Company's United States and United Kingdom operations are as follows (in thousands):

Revenues	United States	United Kingdom	Consolidated
Three months ended June 30, 2007	$24,563	$1,384	$25,947
Three months ended June 30, 2006	$18,447	$694	$19,141

Six months ended June 30, 2007	$48,553	$2,658	$51,211
Six months ended June 30, 2006	$37,596	$1,260	$38,856

June 30, 2007
Long-lived assets	$11,913	$40	$11,953

June 30, 2006
Long-lived assets	$10,887	$49	$10,936

(14) Subsequent Events

Audible Germany

In July 2007, a second amendment was signed and executed to the original Joint Venture agreement, which stipulates the additional financing commitments for the Company, Holtzbrinck, Random House, and a new investor, CSW. CSW, incorporated in Germany, is an entity owned 100% by the managing director of Audible Germany. Additional contributions are to be made by these investors as follows:  Audible, Inc., €0.7 million, Holtzbrinck, €0.5 million, Random House, €0.3 million, and CSW, €0.2 million. In addition, each investor is to contribute statutory capital contributions of less than €0.1 million each. As of the filing date of this report, the Company had not made any additional contributions. Once all these contributions are made, the investor’s ownership percentage will further change to 45.4% for the Company, 29.7% for Holtzbrinck, 19.5% for Random House, 3.4% for Luebbe, and 2.0% for CSW.

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

Overview

Our Business

Our goal is to be the preeminent supplier of spoken-word digital audio on the Internet. At our Web sites, our customers can select, purchase and download spoken audio of their choice from more than 138,000 hours from more than 470 content partners that include leading audiobook publishers, broadcasters, entertainers, magazine and newspaper publishers, and business information providers. Our AudibleListener membership plans provide our customers a wide variety of monthly and annual membership options, depending upon their listening preferences. Customers can access our content at our Web sites, www.audible.com (United States) and www.audible.co.uk (United Kingdom), or at our related parties Web sites, www.audible.de (Germany) and www.audible.fr (France), or at Amazon.com and at the Apple iTunes store.

Key Business Metrics

During the six months ended June 30, 2007, we generated net revenue of $51.2 million and incurred a net loss of $1.3 million. During this period, we acquired approximately 128,000 new AudibleListener members, a decrease of 11.1%, from approximately 144,000 acquired in the same period in 2006. Total AudibleListener members are approximately 431,000 as of June 30, 2007, compared to approximately 309,000 as of June 30, 2006, an increase of 39.5%, and 415,000 at March 31, 2007, an increase of 3.9%.

Churn, a measure of AudibleListener member cancellation, decreased slightly during the three month period ended June 30, 2007 from the three months ended March 31, 2007. This is due primarily to an increase in the number of members we had relative to cancellations as gross cancellations were relatively flat during the quarter due to improved customer retention efforts. On a quarterly basis, we calculate monthly churn as the number of member cancellations in the period divided by the sum of AudibleListener members at the beginning of the period plus gross member additions, divided by three months.

During 2006 and continuing in 2007, our operations in Audible UK significantly accelerated due to our increased marketing initiatives and customer acquisition programs. We generated $2.7 million in revenue in the UK during the six months ended June 30, 2007, compared to $1.3 million for the six months ended June 30, 2006. We believe that revenue from Audible UK will continue to grow provided we are able to obtain additional content that is appealing to more customers.

Our new AudibleListener membership plans, launched in December 2005, provide an array of new member benefits, ranging from greater flexibility in using AudibleListener membership credits, to everyday 30% discounts on a la carte purchases, and a weekday audio edition of The New York Times or The Wall Street Journal subscription. The increase in the number of AudibleListener members and the flexibility in the requirement to use credits led to an increase of $1.9 million in deferred revenue from December 31, 2006. Revenues in 2007 are expected to increase if we are able to increase the rate of consumption of our customers.

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

Recent Developments

Audible Germany

In July 2007, a second amendment was signed and executed to the original Joint Venture agreement, which stipulates the additional financing commitments for us, Holtzbrinck, Random House, and a new investor, CSW. CSW, incorporated in Germany, is an entity owned 100% by the managing director of Audible Germany. Additional contributions are to be made by these investors as follows: Audible, Inc, €0.7 million, Holtzbrinck, €0.5 million, Random House, €0.3 million, and CSW, €0.2 million. In addition, each investor is to contribute statutory capital contributions of less than €0.1 million each. As of the filing date of this report, we have not made any additional contributions. Once all of these contributions are made, each investor’s ownership percentage will further change to 45.4% for us, 29.7% for Holtzbrinck, 19.5% for Random House, 3.4% for Luebbe, and 2.0% for CSW.

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

Our critical accounting policies are as follows:

Revenue Recognition

We derive our revenue from four main categories:

	Content and services revenue, which includes consumer content and corporate services;
	Hardware revenue;
	Related party revenue; and
	Other revenue.

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

In July 2006, we entered into a global master agreement with Apple Computer, Inc. that replaced the principal agreements we entered into with Apple during 2002 and 2003. We continue to recognize revenue from sales made at the Apple iTunes Store in the period when the content is purchased and delivered. However, in accordance with the terms of the new agreement, the amount of revenue we recognize on each sale is now a formula-driven, based upon the Apple iTunes selling price and the content cost of each audio book. As a result, Apple revenue for each quarterly period will reflect an estimate for the last month of the quarter, based on actual number of titles sold and the prior month or current unit sales price as applicable, at the Apple iTunes Store.

Our “legacy” AudibleListener monthly membership plans generally provide customers two audio credits for a fixed monthly fee. Customers may use these audio credits to select content of their choice from our Web site. “Legacy” AudibleListener audio credits provided under a monthly membership program have a life of 30 days, after which they expire. We recognize revenue from the sale of legacy AudibleListener memberships ratably over the AudibleListener members’ monthly membership period. This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred at month end and recognized as content revenue in the following month.

In December 2005, we introduced new AudibleListener membership plans, designed to provide our customers more flexibility in using their audio credits. Depending upon the AudibleListener membership plan, customers can receive and “bank” or delay using up to a maximum number of audio credits, depending on the membership plan. The banking feature results in audio credits being used (delivered) over different periods for different customers. In addition, some of the new AudibleListener plans include new membership benefits, ranging from a complimentary audio newspaper delivered each weekday to everyday discounts of 30% on a la carte purchases. The audio newspaper and 30% discount benefits are “serial” elements that are delivered continuously over the membership period, whereas the content selections underlying the audio credits are discrete elements that are delivered at different times based on individual customer behavior. As a result of the characteristics of the new AudibleListener memberships, they are considered revenue arrangements with multiple deliverables, however under EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, because the deliverables are not eligible for separation, they are accounted for as a single unit of accounting. As a result, we recognize revenue for these new AudibleListener plans using the lesser of straight-line or proportional performance (based on content delivery) over the maximum membership period. This may result in a decrease in revenue or slower revenue growth than we experienced in prior periods because the customer has a longer period of time to use his/her audio credits. For example, a customer may pre-pay an annual membership for twelve audio credits and not use any credits for six months. Due to the revenue recognition model described above, this revenue will be deferred until the customer uses the audio credits.

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

Royalty Expense

Royalty expense is the largest component of cost of content and services revenue, and includes amortization of guaranteed royalty obligations to various content providers, royalties incurred on sales of content, amortization of audio production costs incurred in connection with the creation of certain audio products, and net realizable value adjustments to royalty advances. Many of our early content provider agreements contained a requirement to pay guaranteed amounts to the provider. Anticipating that sales from these agreements would not be sufficient to recoup the amount of the guarantees, we adopted a policy of amortizing royalty guarantees straight-line over the term of the royalty agreement, or expensing the royalty guarantees as incurred, whichever was sooner. In addition, each quarter we review and compare any remaining unamortized guarantee balance with current and projected sales by provider to determine if any additional net realizable value adjustments are required. Royalty expense for sales of content is incurred based upon either a percentage of revenue or a fixed price per title in accordance with the terms of the applicable royalty agreement. The royalty cost per title may differ depending upon whether the title is sold as part of an AudibleListener membership or sold as an a la carte sale. Actual sales could differ from our estimates of projected sales.

Internal-Use Software

In accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, all costs incurred for the development of internal use software that relate to the planning and post-implementation phases of the development are expensed. Direct costs incurred in the development phase are capitalized and recognized over the software's estimated useful life, generally two years, commencing at the time the software is ready for its intended use. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We review the capitalized software costs for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the related asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. Actual cash flows could differ from our expectations.

Employee Stock-Based Compensation Arrangements

In accordance with SFAS No. 123(R), Share-based payment, we measure compensation cost for stock awards at fair value and recognize compensation over the requisite service period for awards expected to vest. Estimating the portion of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded in the period estimates are revised. We consider several factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. We also consider several factors when estimating expected volatility and expected life of the option. Actual results, and future estimates, may differ substantially from our current estimates.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three and six month periods ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue, net:
Content and services revenue:
Consumer content	99.1%	98.5%	99.0%	98.1%
Point of sale rebates	--	(0.7)	0.0	(0.8)
Services	0.2	0.1	0.1	0.2
Total content and services revenue	99.3	97.9	99.1	97.5

Hardware revenue	0.3	0.4	0.3	0.6
Related party revenue	0.1	1.4	0.2	1.6
Other revenue	0.3	0.3	0.4	0.3
Total revenue, net	100.0	100.0	100.0	100.0

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	43.2	40.3	43.9	40.4
Discount certificate rebates	0.3	1.6	0.6	1.6
Total cost of content and services revenue	43.5	41.9	44.5	42.0
Cost of hardware revenue	0.5	1.1	0.6	2.3
Cost of related party revenue	0.4	0.9	0.5	0.8
Operations	13.1	14.9	14.1	15.3
Technology and development	17.6	22.8	17.9	20.7
Marketing	15.6	18.7	15.5	20.3
General and administrative	12.9	13.9	12.6	15.1
Total operating expenses	103.6	114.2	105.7	116.5

Loss from operations	(3.6)	(14.2)	(5.7)	(16.5)

Loss on equity investment	--	(0.9)	(0.1)	(0.5)

Other income, net	3.3	3.7	3.3	3.6
Loss before income taxes	(0.3)	(11.4)	(2.5)	(13.4)
Income tax expense	(0.1)	(0.0)	(0.1)	(0.0)
Net loss	(0.4)%	(11.4)%	(2.6)	(13.4)%

Three months ended June 30, 2007 compared to three months ended June 30, 2006 (unaudited):

	Three months ended June 30,		$	%
	2007	2006	Change	Change
Content and services revenue (in thousands):
	$25,755	$18,735	$7,020	37.5%

Content and services revenue consists of AudibleListener membership revenue, revenue from single (a la carte) title sales, revenue from subscriptions, revenue from sales at the Apple iTunes Store and library revenue. We deduct the cost of point of sale rebates from content and services revenue.

Content and services revenue grew during the three months ended June 30, 2007 compared to the three month period ended June 30, 2006 due primarily to growth in sales at the Apple iTunes Store, as well as growth in our AudibleListener memberships, and a la carte sales. AudibleListener membership growth was driven mainly through online marketing channels, specifically promotions of the new membership programs introduced in December 2005. Our total AudibleListener membership count grew 39.5% from approximately 309,000 at June 30, 2006, to approximately 431,000 at June 30, 2007. We recognized in revenue $7.5 million and $4.1 million from sales of Audible content at the Apple iTunes Store during the three months ended June 30, 2007 and 2006, respectively. As we continue to acquire new AudibleListener members who may choose to roll over their audio credits, our ability to recognize revenue will depend upon audio credit usage patterns of individual members. This will result in an increase in deferred revenue and may result in a decrease or slower growth in our revenue as compared to prior periods. Our customer count and AudibleListener membership count excludes customers that purchase Audible content directly from the Apple iTunes Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing will continue to drive AudibleListener membership growth and growth in sales at the Apple iTunes Store.

	Three months ended June 30,		$	%
	2007	2006	Change	Change
Hardware revenue (in thousands):
	$87	$85	$2	2.4%

Hardware revenue consists of revenue derived primarily from the shipping and handling charge to customers on devices that Audible provides for free to AudibleListener members who commit to an AudibleListener membership. Under EITF No. 00-21, with these multiple-element arrangements (membership plus device), we recognize only shipping and handling fees as revenue for the delivery of hardware because all other consideration paid by the customer is contingent upon delivery of the content. Also included are separate sales of digital audio players to consumers and libraries. Revenue is recognized upon shipment, assuming all other criteria are met. Hardware revenue for the three months ended June 30, 2007 is comparable to the three months ended June 30, 2006.

	Three months ended June 30,		$	%
	2007	2006	Change	Change
Related party revenue (in thousands):
	$20	$257	$(237)	(92.2)%

Related party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany.

Related party revenue during the three months ended June 30, 2007 consisted of billings to France Loisirs for certain consulting services and reimbursement of related incremental costs.  Related party revenue during the three months ended June 30, 2006 included $0.1 million in fees earned from our agreement with France Loisirs, representing the straight-line recognition of $1.0 million in fees we were entitled to receive pursuant to the arrangement, which was being recognized over the initial 24-month term of the original agreement through September 14, 2006, less than $0.1 million in billings to France Loisirs for certain consulting services and reimbursement of related incremental costs, as well as $0.1 million in fees earned under our agreement with Audible Germany.  As the fees related to the original agreements with both France Loisirs and Audible Germany have been fully recognized, we do not expect significant related party revenue in the future.

	Three months ended June 30,		$	%
	2007	2006	Change	Change
Other revenue (in thousands):
	$85	$64	$21	32.8%

Other revenue for the three months ended June 30, 2007 and 2006 primarily included for each period $0.1 million of revenue earned under a product development agreement with a publishing partner, which commenced in May 2005. The fees are being amortized on a straight line basis as fees are billed over a 58-month period beginning in the month we commenced production of audio (July 2005) through the expiration of the agreement. As of June 30, 2007, we billed the publisher $1.6 million, of which $1.6 million has been received in connection with this agreement.

	Three months ended June 30,		As a Percentage of Total Content and Services Revenue
	2007	2006	2007	2006
Cost of Content and Services (in thousands):
Royalties and other content charges	$11,210	$7,720	43.5%	41.2%
Discount certificate rebates	73	305	0.3%	1.6%
Total cost of content and services revenue	$11,283	$8,025	43.8%	42.8%

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

Royalties and other content charges as a percentage of total content and services revenue increased from the three months ended June 30, 2006 to June 30, 2007 from 41.2% to 43.5%. This increase was primarily due to the increasing percentage of revenue from sales at the Apple iTunes Store, which yields a higher royalty cost as a percentage of revenue, the impact of higher royalty rates from certain publishers, the impact of our Gold and Platinum membership plans, in which royalties are incurred on revenue that may be deferred if the straight-line revenue is less than the proportional performance revenue, the effect of the new Gold monthly discounted membership plan offered in the first half of 2007, and the impact of the 30% a la carte discount offered under our basic membership plan for titles that have a fixed royalty.

	Three months ended June 30,		$	%
	2007	2006	Change	Change
Cost of Hardware Revenue (in thousands):
	$121	$206	$(85)	(41.3)%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

The cost of hardware revenue decreased in the 2007 period primarily due to a reduction in the unit cost of digital audio players given away or sold at a discount to customers.

	Three months ended June 30,		$	%
	2007	2006	Change	Change
Cost of Related Party Revenue (in thousands):
	$108	$171	$(63)	(36.8)%

Cost of related party revenue consists of costs we have incurred in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004.  These costs primarily consist of payroll costs related to services performed for France Loisirs and Audible Germany by certain employees of our technology, development, and audio departments.

Cost of related party revenue for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 has decreased primarily due to a decrease in services performed for Audible Germany.

	Three months ended June 30,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
Operations (in thousands):
	$3,406	$2,854	$552	13.2%	15.2%

Operations expense consists of payroll and related expenses for content acquisition, education, editorial, audio recording and conversion, programming, and customer service. Related expenses include outside consultants and professional fees, credit card processing fees, and audio recording fees.

Operations expense increased in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily due to $0.5 million in higher personnel costs and $0.1 million in higher credit card processing fees. This was partially offset by a reduction in share-based compensation costs of $0.1 million. These increases were primarily related to the increased scale of our business resulting in a greater number of customers and transactions.

	Three months ended June 30,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
Technology and Development (in thousands):
	$4,569	$4,362	$207	17.7%	23.3%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expense for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily due to a $0.2 million impairment charge related to a third-party software tool that we determined was not going to be used as originally intended.

	Three months ended June 30,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
Marketing (in thousands):
	$4,049	$3,573	$476	15.7%	19.1%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners, and shipping and handling costs associated with selling digital devices.

Marketing expenses increased in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily due to $0.2 million in higher outside services expense and $0.2 million in higher advertising and promotional expenses. The higher advertising and promotional expenses were directed toward marketing campaigns and promotions of our membership plans.

	Three months ended June 30,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
General and Administrative (in thousands):
	$3,359	$2,663	$696	13.0%	14.2%

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees and other professional fees, public company expenses and other general corporate expenses.

The increase in general and administrative expense in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily due to $0.4 million in higher personnel expenses, including incentive compensation, $0.1 million increase in share-based compensation costs, $0.1 million increase in accounting and other professional fees, $0.1 million increase in international expenses, and $0.1 million increase in supplies and administrative costs. These increases were partially offset by a reduction in legal fees of $0.2 million.

	Three months ended June 30,		$	%
	2007	2006	Change	Change
Loss on Equity Investment (in thousands):
	$--	$180	$(180)	(100.0)%

Loss on equity investment consists of the equity method losses related to our investment in Audible Germany. The loss recorded during the three month period ended June 30, 2006 was recorded when we agreed to contribute an additional equity investment in Audible Germany for amounts owed to us by Audible Germany. The investment was written down to zero as we recorded our share of current losses up to the amount of our investment. For the three months ended June 30, 2007, there were no equity losses to record, as we had not funded any losses and had not made any monetary investments.

	Three months ended June 30,		$	%
	2007	2006	Change	Change
Other Income, net (in thousands):
	$854	$714	$140	19.6%

Other Income, net primarily consists of interest income. The increase in other income, net was due to an increase in interest earned on our short-term investments, associated principally with higher interest rates.

Six months ended June 30, 2007 compared to six months ended June 30, 2006 (unaudited):

	Six months ended June 30,		$	%
	2007	2006	Change	Change
Content and services revenue (in thousands):
	$50,739	$37,882	$12,857	33.9%

Content and services revenue consists of AudibleListener membership revenue, revenue from single (a la carte) title sales, revenue from subscriptions, revenue from sales at the Apple iTunes Store and library revenue. We deduct the cost of point of sale rebates from content and services revenue.

Content and services revenue grew during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due primarily to growth in sales at the Apple iTunes Store, as well as growth in our AudibleListener memberships, and a la carte sales. AudibleListener membership growth was driven mainly through online marketing channels, specifically promotions of the new membership programs introduced in December 2005. Our total AudibleListener membership count grew 39.5% from approximately 309,000 at June 30, 2006, to approximately 431,000 at June 30, 2007. We recognized in revenue $15.4 million and $8.5 million from sales of Audible content at the Apple iTunes Store during the six months ended June 30, 2007 and 2006, respectively. As we continue to acquire new AudibleListener members who may choose to roll over their audio credits, our ability to recognize revenue will depend upon audio credit usage patterns of individual members. This will result in an increase in deferred revenue and may result in a decrease or slower growth in our revenue as compared to prior periods. Our customer count and AudibleListener membership count excludes customers that purchase Audible content directly from the Apple iTunes Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing will continue to drive AudibleListener membership growth and growth in sales at the Apple iTunes Store.

	Six months ended June 30,		$	%
	2007	2006	Change	Change
Hardware revenue (in thousands):
	$164	$210	$(46)	(21.9)%

Hardware revenue consists of revenue derived primarily from the shipping and handling charge to customers on devices that Audible provides for free to AudibleListener members who commit to an AudibleListener membership. Under EITF No. 00-21, with these multiple-element arrangements (membership plus device), we recognize only shipping and handling fees as revenue for the delivery of hardware because all other consideration paid by the customer is contingent upon delivery of the content. Also included are separate sales of digital audio players to consumer and libraries. Revenue is recognized upon shipment, assuming all other criteria are met. The decrease in hardware revenue for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is due primarily to a de-emphasis of hardware as a means of acquiring new members.

	Six months ended June 30,		$	%
	2007	2006	Change	Change
Related party revenue (in thousands):
	$111	$630	$(519)	(82.4)%

Related party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany.

Related party revenue during the six months ended June 30, 2007, primarily included less than $0.1 million in billings to France Loisirs for certain consulting services and reimbursement of related incremental costs as well as $0.1 million in fees earned under our agreement with Audible Germany. Related party revenue during the six months ended June 30, 2006 included $0.3 million in fees earned under our agreement with France Loisirs, representing the straight-line recognition of $1.0 million in fees we were entitled to receive pursuant to the arrangement, which was being recognized over the initial 24-month term of the original agreement through September 14, 2006, $0.1 million in billings to France Loisirs for certain consulting services and reimbursement of related incremental costs, $0.2 million in fees earned from our agreement with Audible Germany, and $0.1 million in billings to Audible Germany for certain consulting services and reimbursement of related incremental costs incurred by us in connection with our license and services agreement. As the fees related to the original agreements with both France Loisirs and Audible Germany have been fully recognized, we do not expect significant related party revenue in the future.

	Six months ended June 30,		$	%
	2007	2006	Change	Change
Other revenue (in thousands):
	$197	$134	$63	47.0%

Other revenue for the six months ended June 30, 2007 and 2006 primarily included $0.2 million and $0.1 million, respectively, of revenue earned under a product development agreement with a publishing partner, which commenced in May 2005. The fees are being amortized on a straight line basis as fees are billed over a 58-month period beginning in the month we commenced production of audio (July 2005) through the expiration of the agreement. As of June 30, 2007, we billed the publisher $1.6 million, of which $1.6 million has been received in connection with this agreement.

	Six months ended June 30,		As a Percentage of Total Content and Services Revenue
	2007	2006	2007	2006
Cost of Content and Services (in thousands):
Royalties and other content charges	$22,466	$15,703	44.3%	41.5%
Discount certificate rebates	333	603	0.7%	1.6%
Total cost of content and services revenue	$22,799	$16,306	45.0%	43.1%

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

Royalties and other content charges as a percentage of total content and services revenue increased from the six months ended June 30, 2006 to June 30, 2007 from 41.5% to 44.3%. This increase was primarily due to the increasing percentage of revenue from sales at the Apple iTunes Store, which yields a higher royalty cost as a percentage of revenue, the impact of higher royalty rates from certain publishers, the impact of our Gold and Platinum membership plans, in which royalties are incurred on revenue that may be deferred if the straight-line revenue is less than the proportional performance revenue, the effect of the new Gold monthly discounted membership plan offered in the first half of 2007, and the impact of the 30% a la carte discount offered under our basic membership plan for titles that have a fixed royalty.

	Six months ended June 30,		$	%
	2007	2006	Change	Change
Cost of Hardware Revenue (in thousands):
	$300	$881	$(581)	(65.9)%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

The cost of hardware revenue decreased in the 2007 period primarily due to a reduction in the number of digital audio players given away or sold at a discount to customers.

	Six months ended June 30,		$	%
	2007	2006	Change	Change
Cost of Related Party Revenue (in thousands):
	$237	$329	$(92)	(28.0)%

Cost of related party revenue consists of costs we have incurred in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004. These costs primarily consist of payroll costs related to services performed for France Loisirs and Audible Germany by certain employees of our technology, development, and audio departments.

Cost of related party revenue for the six months ended June 30, 2007 compared to six months ended June 30, 2006 has decreased primarily due to a reduction services performed for Audible Germany.

	Six months ended June 30,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
Operations (in thousands):
	$7,232	$5,956	$1,276	14.3%	15.7%

Operations expense consists of payroll and related expenses for content acquisition, education, editorial, audio recording and conversion, programming, and customer service. Related expenses include outside consultants and professional fees, credit card processing fees, and audio recording fees.

Operations expense increased in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to $0.5 million in higher personnel expenses, $0.3 million in higher outside service expenses, $0.1 million in higher share-based compensation costs, and $0.1 million in higher credit card processing fees. These increases were primarily related to the increased scale of our business resulting in a greater number of customers and transactions.

	Six months ended June 30,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
Technology and Development (in thousands):
	$9,140	$8,056	$1,084	18.0%	21.3%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

The increase in technology and development expense for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to $0.6 million in higher outside services expenses, $0.2 million in higher licensing and maintenance fees, $0.2 million impairment charge, $0.1 million in higher share-based compensation costs, and $0.1 million in higher depreciation and amortization. This was partially offset by a reduction in personnel costs of $0.3 million. Many of these higher costs were related to enhancing the capacity and performance of our Web site and upgrades to our internal systems and infrastructure.

	Six months ended June 30,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
Marketing (in thousands):
	$7,953	$7,874	$79	15.7%	20.8%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners, and shipping and handling costs associated with selling digital devices.

Marketing expense has increased for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to a $0.2 million increase in outside service fees and $0.1 million increase in share-based compensation costs.  These increases were partially offset by a $0.1 million reduction in advertising and promotional expenses and $0.1 million reduction in shipping and handling fees.

	Six months ended June 30,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
General and Administrative (in thousands):
	$6,463	$5,864	$599	12.7%	15.5%

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees and other professional fees, public company expenses and other general corporate expenses.

The increase in general and administrative expense in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to $0.5 million in higher personnel cost, including incentive compensation, $0.3 million in higher supplies and administrative expenses, $0.1 million in higher share-based compensation expense, $0.1 million in higher depreciation and amortization expense, and $0.1 million in higher international expenses. This was partially offset by a decrease of $0.5 million in legal fees and $0.2 million in job placement fees.

	Six months ended June 30,		$	%
	2007	2006	Change	Change
Loss on Equity Investment (in thousands):
	$60	$180	$(120)	(66.7)%

Loss on equity investment consists of the equity method losses related to our investment in Audible Germany. The loss recorded during the six months ended June 30, 2007 and 2006 was recorded when we agreed to contribute an additional equity investment in Audible Germany for amounts owed to us by Audible Germany. The investment was written down to zero as we recorded our share of current losses up to the amount of our investment.

	Six months ended June 30,		$	%
	2007	2006	Change	Change
Other Income, net (in thousands):
	$1,693	$1,374	$319	23.2%

Other Income, net primarily consists of interest income. The increase in other income, net was due to an increase in interest earned on our short-term investments, associated principally with higher interest rates.

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

As of June 30, 2007, we were not a party to any derivative financial instruments or other financial instruments or hedging investments that expose us to material market risk. We currently do not plan to enter into any derivative instruments or engage in any hedging activities.

We have incurred significant losses since inception and as of June 30, 2007, we had an accumulated deficit of $141.9 million.

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

As of June 30, 2007, our cash and cash equivalents balance was $18.6 million. In addition, as of June 30, 2007 we had $48.7 million in short-term investments, consisting of governmental agency notes and mortgage backed securities, which we intend to hold until maturity. Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance and short-term investment balance as of June 30, 2007 will enable us to meet our anticipated cash requirements for operations and capital expenditures for the foreseeable future. Beyond that, we may need additional cash to fund our business and finance our planned growth. We cannot assure you that such additional financing, if needed, will be available on terms favorable to us or our stockholders, if at all.

Cash Requirements

The following table shows future cash payments due under our commitments and obligations as of June 30, 2007 (in thousands):

Year	Lease Obligations (1)	Royalty Obligations (2)	Service Agreements	Purchase Commitments	Total
2007	$392	$438	$1,040	$260	$2,130
2008	1,008	76	1,216	--	2,300
2009	1,066	--	51	--	1,117
2010	1,141	--	--	--	1,141
2011	1,215	--	--	--	1,215
2012 & Thereafter	3,255	--	--	--	3,255
Total	$8,077	$514	$2,307	$260	$11,158

(1) Of the $8.1 million in total operating leases, $8.0 million relates to the new office lease agreement signed in September 2006, of which $0.6 million is recorded as deferred rent in other liabilities, noncurrent in the accompanying condensed consolidated Balance Sheet as of June 30, 2007.

(2) Of the $0.5 million in total royalty obligations, $0.3 million is recorded in accrued expenses and $0.1 million is recorded as royalty obligations, non-current, in the accompanying condensed consolidated Balance Sheet as of June 30, 2007. The remaining obligation of $0.1 million relates to content that had not yet been delivered as of June 30, 2007.

Sources and Uses of Cash

	Six Months Ended June 30,
	2007	2006
	(in thousands)	(in thousands)
Operating Activities	$4,907	$(1,651)
Investing Activities	(1,402)	2,004
Financing Activities	165	(1,183)
Exchange Rate	2	(12)
Increase (decrease) in cash and cash equivalents	$3,672	$(842)

Net cash provided by operating activities for the six months ended June 30, 2007 was $4.9 million. This was primarily attributable to our net loss of $1.3 million, significantly offset by two non-cash expenses: share-based compensation expense of $3.1 million and depreciation and amortization of property and equipment of $2.6 million. Additionally, our balance in deferred revenue increased $2.0 million due to the payments by customers of fees prior to the consumption of services. Decreases in accounts receivable of $1.1 million and an increase in accrued compensation of $1.3 million were offset by a decrease in accrued royalties of $2.5 million. Net cash used in operating activities for the six months ended June 30, 2006 was $1.7 million. This was primarily attributable to our net loss of $5.2 million, significantly offset by two non-cash expenses: share-based compensation expense of $2.7 million and depreciation and amortization of property and equipment of $2.4 million. Additionally, our balance in deferred revenue increased $3.3 million due to the payments by customers of fees prior to the consumption of services. This was offset by a decrease in accounts payable of $2.1 million and accrued expenses and other current liabilities of $1.2 million.

Net cash used in investing activities for the six months ended June 30, 2007 was $1.4 million, attributable to purchases of property and equipment of $4.1 million, partially offset by net proceeds from short-term investing activity of $3.0 million. Net cash provided by investing activities for the six months ended June 30, 2006 was $2.0 million. This was attributable to net short-term investing activity of $6.2 million, partially offset by purchases of property and equipment of $4.0 million.

Net cash provided by financing activities for the six months ended June 30, 2007 was $0.2 million, resulting from proceeds of $0.4 million from exercise of common stock options, offset by $0.2 million for payment of taxes due on vested restricted stock. Net cash used in financing activities for the six months ended June 30, 2006 was $1.2 million, resulting primarily from purchases of treasury stock of $2.3 million, offset by $0.8 million from exercise of common stock warrants and $0.4 million from exercise of common stock options.

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

This statement became effective for us on January 1, 2007 and, based on our analysis, it did not have a material effect on our consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (FSP FIN 48-1). This FSP was issued to amend FIN 48 to clarify that a tax position could be effectively settled upon examination by a taxing authority. Assessing whether a tax position is effectively settled is a matter of judgment because examinations occur in a variety of ways. In determining whether a tax position is effectively settled, an enterprise should make the assessment on a position-by-position basis, but an enterprise could conclude that all positions in a particular tax year are effectively settled. The application of the guidance in this FSP had no impact on our consolidated financial statements.

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

ITEM 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

As previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006, we identified the following material weaknesses in our internal control over financial reporting: (i) ineffective execution of non-routine contracts; (ii) inadequate information and communication; (iii) ineffective review of account analyses; and (iv) inadequate identification and analysis of non-income tax related matters.

The material weaknesses identified by us could result in a material misstatement to the annual or interim financial statements that would not be preventable or detectable. As a result, we have determined these control deficiencies each constituted a material weakness as of December 31, 2006. Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have communicated our conclusions to the Audit Committee of our Board of Directors.

Changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, include the items described below.

We have taken various corrective actions to remediate the material weaknesses noted above. By their nature, such actions require a period of time to become fully effective. The remedial actions associated with these material weaknesses include the following:

Ineffective Execution of Non-Routine Contracts.

We have improved our contract review procedures to provide a more detailed legal and financial review of new contracts in order to identify potential financial reporting risks and implementation issues.

Inadequate Information and Communication

We have implemented change control procedures requiring review and signoff on modifications to existing system-generated financial reports used in financial reporting.

We began a process of reviewing, classifying and reconciling individual gift transactions to properly categorize and support remaining gift deferral balances.

Ineffective Review of Account Analyses

We have implemented additional reconciliation roll-forwards and review procedures to provide greater accuracy over account analysis used as a basis to record journal entries.

We have engaged more participation in the review of account activities by initiating periodic circulation of interim financial information.

Inadequate Identification and Analysis of Non-Income Tax Related Matters

We have modified our web site to collect value added tax (“VAT”) from customers in foreign jurisdictions.

We have implemented a periodic formal tax review process intended to identify and address potential non-income tax related matters.

We have made the remediation of the material weaknesses that have been identified a significant priority for us and will continue to take steps to address them by the end of 2007. We believe that the remediation efforts, taken as a whole, mitigated the risk of error with respect to our preparation of this quarterly report on Form 10-Q for the period ended June 30, 2007, and that these measures have been effective to ensure that information required to be disclosed in this quarterly report has been recorded, processed, summarized and reported correctly. We believe that our controls and procedures will continue to improve as a result of the further implementation of these measures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2007.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the fact that the material weaknesses described in our annual report on Form 10-K for the year ended December 31, 2006, had not been remediated as of June 30, 2007.

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

In June 2004, the proposed settlement was submitted to the court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiff and issuer defendants separately filed replies to the underwriter defendants' objections to the settlement on August 4, 2004. The court granted preliminary approval on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement cases. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing was held on April 26, 2006, and the court reserved decision. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed the ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for a rehearing. In light of the Second Circuit opinion, the district court has been informed that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the district court entered into an order terminating the settlement agreement.

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

ITEM 1A. Risk Factors

Our business is subject to a number of risks. For a more detailed explanation of factors affecting our businesses, please refer to the Risk Factors section in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to our risk factors as of June 30, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Security

None

ITEM 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 20, 2007 (the “Annual Meeting”). The following matter was voted upon at the Annual Meeting:

(i)
The election of one director to serve until the 2010 annual meeting of stockholders and until his successor is elected and duly qualified, by 97.3% of the common stock present and voting at the meeting for Mr. Zeev as follows:

Nominee	For	Against or Withheld	Serve Until

Oren Zeev	14,777,731	417,433	2010

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

AUDIBLE, INC.
By:	/s/ William H. Mitchell
Name:	William H. Mitchell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	August 8, 2007