Form 10-Q
period 2007-09-30
AUDIBLE INC
filed 2007-11-09
CIK 1077926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Yes      No☒

As of November 6, 2007, 24,409,674 shares of the registrant's common stock were outstanding.

AUDIBLE, INC. AND SUBSIDIARY

Table of Conents

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$42,846	$14,925
Short-term investments	27,954	51,295
Interest receivable on short-term investments	422	626
Accounts receivable, net of provision for refunds and chargebacks of $40 at September 30, 2007 and December 31, 2006	3,626	4,181
Accounts receivable, related parties	263	100
Royalty advances, net	426	710
Prepaid expenses and other current assets	1,497	1,797
Inventory	79	212
Total current assets	77,113	73,846

Property and equipment, net	10,755	8,149
Investment in related party, net (see Note 6)	961	-
Other assets	1,629	781
Total assets	$90,458	$82,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,057	$3,121
Accrued expenses and other current liabilities	4,243	4,678
Accrued royalties	7,606	9,028
Accrued compensation	3,995	778
Deferred revenue	16,508	13,840
Total current liabilities	34,409	31,445

Deferred revenue, noncurrent	616	513
Royalty obligations, noncurrent	75	90
Deferred rent, noncurrent	1,842	262

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01. Authorized 40,000,000 shares at September 30, 2007 and December 31, 2006; 24,382,269 and 24,119,768 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	244	241
Additional paid-in capital	195,394	190,799
Accumulated other comprehensive loss	(57)	(36)
Accumulated deficit	(142,065)	(140,538)
Total stockholders' equity	53,516	50,466
Total liabilities and stockholders' equity	$90,458	$82,776

See accompanying notes to condensed consolidated financial statements.

Table of Conents

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue, net:
Consumer content	$26,973	$19,565	$77,679	$57,681
Point of sale rebates	(4)	-	(33)	(293)
Services	28	26	90	85
Total content and services revenue	26,997	19,591	77,736	57,473
Hardware revenue	28	73	192	283
Related party revenue	431	222	542	852
Other revenue	162	140	359	274
Total revenue, net	27,618	20,026	78,829	58,882

Operating expenses:
Royalties and other content charges	11,989	8,240	34,455	23,943
Discount certificate rebates	74	307	407	910
Total cost of content and services revenue	12,063	8,547	34,862	24,853
Cost of hardware revenue	95	826	395	1,707
Cost of related party revenue	133	169	370	498
Operations	3,761	2,987	10,993	8,943
Technology and development	4,680	4,625	13,820	12,681
Marketing	4,300	3,340	12,253	11,214
General and administrative	3,609	2,743	10,072	8,607
Total operating expenses	28,641	23,237	82,765	68,503

Loss from operations	(1,023)	(3,211)	(3,936)	(9,621)

Loss on equity investment	(17)	(90)	(77)	(270)

Other income (expense):
Interest income	904	779	2,606	2,153
Other expense	(4)	--	(13)	--
Other income, net	900	779	2,593	2,153

Loss before income taxes	(140)	(2,522)	(1,420)	(7,738)

Income tax expense	(52)	(3)	(107)	(9)

Net loss	$(192)	$(2,525)	$(1,527)	$(7,747)

Basic and diluted net loss per common share	$(0.01)	$(0.10)	$(0.06)	$(0.32)

Basic and diluted weighted average common shares outstanding	24,349,644	24,348,938	24,278,459	24,443,620

See accompanying notes to condensed consolidated financial statements.

Table of Conents

AUDIBLE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
(Unaudited)	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,527)	$(7,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on equity investment in related party	77	270
Depreciation and amortization	3,964	3,710
Amortization of audio production costs	367	79
Non-cash share-based compensation charge	4,577	4,162
Accretion of discounts on short-term investments	(718)	(724)
Impairment of long lived asset	160	144
Changes in assets and liabilities:
Interest receivable short-term investments	204	(77)
Accounts receivable, net	560	(496)
Accounts receivable, related parties	(223)	(203)
Royalty advances	286	(48)
Prepaid expenses and other current assets	301	(1,098)
Inventory on hand	134	345
Other assets	(1,213)	(767)
Accounts payable	(1,069)	(2,402)
Accrued expenses and other current liabilities	(1,143)	(595)
Accrued royalties	(1,436)	773
Accrued compensation	3,211	194
Deferred revenue	2,763	4,872
Deferred rent, noncurrent	1,580	--
Net cash provided by operating activities	10,855	392

Cash flows from investing activities:
Purchases of property and equipment	(5,394)	(4,049)
Capitalized internally developed software costs	(653)	(445)
Investment in related party	(978)	--
Purchases of short-term investments	(44,316)	(60,098)
Proceeds from maturity of short-term investments	68,375	69,065
Net cash provided by investing activities	17,034	4,473

Cash flows from financing activities:
Proceeds from exercise of common stock options	469	385
Proceeds from exercise of common stock warrants	--	750
Purchase of treasury stock at cost	--	(3,988)
Payment of taxes due on vested restricted stock	(448)	--
Net cash provided by (used in) financing activities	21	(2,853)

Effect of exchange rate changes on cash and cash equivalents	11	(5)

Increase in cash and cash equivalents	27,921	2,007
Cash and cash equivalents at beginning of period	14,925	11,549
Cash and cash equivalents at end of period	$42,846	$13,556

Supplemental schedule of non-cash operating and investing activities
Accrued purchases of property and equipment	$683	$--

See accompanying notes to condensed consolidated financial statements.

Table of Conents

(1) Description of Business and Business Conditions

The Business

Audible, Inc. (together with its subsidiary, the “Company”), was incorporated on November 3, 1995, and commenced commercial operations in October 1997. The Company was formed to create the Audible service, the Internet's leading provider of digital spoken entertainment, information and educational programming for playback on personal computers and mobile devices.

For the three and nine month periods ended September 30, 2007, the Company reported a net loss of $0.2 million and $1.5 million, respectively, and had an accumulated deficit of $142.1 million as of September 30, 2007. The Company's cash and cash equivalents balance as of September 30, 2007 was $42.8 million. In addition, the Company had short-term investments of $28.0 million.

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

The accompanying condensed consolidated financial statements as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006, are unaudited, and in the opinion of management, include all adjustments necessary to present fairly the results for the periods presented in accordance with U.S. generally accepted accounting principles. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated balance sheet at December 31, 2006 was derived from the audited financial statements at that date and does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, from the Company's Annual Report on Form 10-K.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and notes due from governmental agencies. Cash consists of funds held in the Company's checking account.

Short-Term Investments

Investments purchased with a maturity of more than three months, and less than twelve months, are classified as short-term investments. The Company's short-term investments, as of September 30, 2007 and December 31, 2006, of $28.0 million and $51.3 million, respectively, consisted of governmental agency notes that are to be held to maturity because the Company has the positive intent and ability to hold these securities to maturity.

Held to maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Dividend and interest income are recognized when earned. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. A decline in the market value of a held-to-maturity security below the amortized cost basis that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intends to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in the value subsequent to period end, and forecasted performance of the investee.

Table of Conents

The amortized cost, gross unrealized holding losses and the fair value of held-to-maturity debt securities at September 30, 2007 was $28.0 million, less than $0.2 million, and $28.2 million, respectively.

All of the debt securities classified as held-to-maturity mature before September 30, 2008.

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

For assets placed in service prior to January 1, 2007, the Company estimated the useful lives to be three years for computer server and Web site equipment, and software licenses, and two years for office furniture and equipment, internally developed software, and studio equipment. As of January 1, 2007, the Company reassessed the useful lives of its new asset purchases. For assets placed in service after January 1, 2007, the Company estimates the useful lives to be three years for office computers, five years for computer servers, web site equipment, studio equipment, office appliances and telephone equipment and seven years for office furniture. Office appliances, telephone equipment, office furniture and office computers are grouped together in office furniture and equipment in Note 3. There has been no change to the estimated useful lives for software licenses and internally developed software. Property and equipment held under capital leases are amortized on a straight-line basis over the estimated useful life of the asset.

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

Table of Conents

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the related asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value, generally based on discounted cash flow.  In the nine month period ended September 30, 2007, the Company recorded a $0.2 million impairment charge, included in technology and development, on the accompanying condensed consolidated Statement of Operations, related to internally developed software. In the three and nine month periods ended September 30, 2006, the Company recorded a $0.1 million impairment charge, included in technology and development, on the accompanying condensed consolidated Statement of Operations, related to a previously purchased software license, which the Company determined would not be used.

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

Tenant Leasehold Improvement Allowance

In accordance with the terms of the corporate office lease for its facility in Newark, NJ, the landlord is subject to pay a tenant leasehold improvement allowance to the Company for leasehold improvement work performed at the facility, up to a maximum amount per square foot. In June 2007, the Company billed the landlord $1.3 million for this tenant allowance, of which $1.1 million had been paid as of September 30, 2007. In accordance with FASB Technical Bulletin, or FTB, No. 88-1, Issues Relating to Accounting for Leases, this tenant allowance, recorded as deferred rent within accrued expenses and other current liabilities and deferred rent, non-current on the accompanying condensed consolidated Balance Sheet as of September 30, 2007, is an incentive that is considered a reduction of rental expense, which is amortized on a straight-line basis over the remaining term of the lease. Straight-line rent expense in excess of rent payments due is recorded as deferred rent within accrued expenses and other current liabilities and deferred rent, non-current on the accompanying condensed consolidated Balance Sheet as of  September 30, 2007 and December 31, 2006.

Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, accounts receivable from related parties, accounts payable and accrued expenses. At September 30, 2007 and December 31, 2006, the fair values of these financial instruments approximated their carrying values due to the short-term nature of these instruments.

Table of Conents

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

Prior to 2007, Audible Inc. made cash fundings to Audible UK to assist with its cash flow needs. All of these fundings were made with the intention of treating them as a long-term investment. In accordance with the provisions of SFAS No. 52, the foreign currency gain/loss at each reporting period resulting from the long-term inter-company account is recorded to accumulated other comprehensive loss, a component of stockholders’ equity. Other inter-company transactions between Audible, Inc. and Audible UK that are not considered long-term in nature, and other transactions denominated in a foreign currency, give rise to foreign exchange gains or losses, which are reported in other income (expense) on the condensed consolidated Statement of Operations, in accordance with SFAS No. 52.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on stockholders equity, net loss or loss per share for any period.

Investments Accounted For Under the Equity Method of Accounting

Prior to the additional contribution made to Audible Germany (see Note 6) by a new investor in July 2006, the Company’s ownership percentage of Audible Germany was greater than 50%. Under Emerging Issues Task Force, or EITF, Issue No. 96-16, Investor’s Accounting for an Investee when the Investor has a Majority of the Voting Interest but the Minority Shareholder of Shareholders Have Certain Approval or Veto Rights (“EITF No. 96-16”), the Company had determined that the minority shareholders, together have significant participatory rights, allowing them to participate in significant decisions of Audible Germany and to block significant decisions proposed by Audible. As a result of the significant participatory rights held by the minority shareholders, the Company did not have unilateral control over Audible Germany. Therefore, the Company did not consolidate the results of Audible Germany but rather accounted for its investment in Audible Germany under the equity method of accounting. Under the equity method of accounting, the Company records its pro-rata share of the profits, if any, and its pro-rata of the equity losses but only until such time that the Company records losses equal to the initial investment of the Company plus any profits previously recorded. The initial investment was reduced to zero during 2004. Subsequent to the additional fundings made during 2006, the Company’s ownership was reduced to 44.9%. In July 2007, the Company made an additional cash investment of $1.0 million that increased its ownership to 45.4%. For the three and nine month periods ended September 30, 2007 respectively, the Company recognized its pro-rata loss of less than $0.1 million under the equity method. During the three month periods ended September 30, 2007 and September 30, 2006, the Company recognized $0.4 million and $0.2 million, respectively, in related party revenue. For the nine month periods ended September 30, 2007 and September 30, 2006, the Company recognized $0.5 million and $0.9 million, respectively, in related party revenue.

Revenue Recognition

Content and Services

Consumer content revenue consists primarily of content sales made from the Company's Web sites and content sold through the Apple iTunes Store, under its agreement with Apple, Inc. (“Apple”). At the Company's Web sites, customers purchase content either through an AudibleListener membership plan or on an a la carte basis. When purchased on an a la carte basis, the Company recognizes revenue from the sale of individual content titles in the period when the content is purchased and delivered. The Company generally recognizes revenue from the sale of a la carte content subscriptions pro rata over the term of the subscription period.

In July 2006, the Company entered into a global master agreement with Apple that replaced prior agreements entered into with Apple. The Company continues to recognize revenue from sales made at the Apple iTunes Store in the period when the content is purchased and delivered. However, in accordance with the terms of the new agreement, the amount of revenue the Company recognizes on each sale is now formula-driven, derived from the Apple iTunes selling price and the content cost of each audio book.

Table of Conents

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

Services Revenue

Services revenue primarily consists of corporate, library and school sales. Where applicable, the Company recognizes service revenue as services are performed after persuasive evidence of an agreement exists, the price is fixed, and collectibility is reasonably assured. Collectibility is based on past transaction history and credit-worthiness of the customer.

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

Table of Conents

Related Party Revenue

Related party revenue consists of revenue earned under agreements with Audible Germany (see Note 6) and France Loisirs (see Note 7). Revenue under the Audible Germany agreement includes $0.1 million earned per quarter over the initial 30-month term of the agreement All amounts related to the original 30-month agreement with Audible Germany had been recognized as of March 31, 2007. Revenue under the France Loisirs agreement included a $1.0 million technology licensing fee that was recognized on a straight-line basis over the initial 24-month term of the agreement, which began on September 15, 2004. France Loisirs had paid the full amount as of December 31, 2006 and all revenue related to this agreement had been recognized as of December 31, 2006. Revenue earned under each of these agreements also includes consulting services performed by certain of the Company's employees and reimbursement of certain incremental costs incurred by the Company that are billed to Audible Germany and France Loisirs in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursement Received for Out-of-Pocket' Expenses Incurred (“EITF No. 01-14”).

Other Revenue

Other revenue of $0.2 and $0.1 million for the three month periods ended September 30, 2007 and 2006, respectively and $0.4 and $0.3 for the nine month periods ended September 30, 2007 and 2006, respectively primarily included revenue for fees earned for production of audio content under a product development and distribution agreement that began in July 2005, which is being recognized on a straight-line basis over a 58-month period until the expiration of the agreement in May 2010.

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

Shipping and Handling Costs

Shipping and handling costs, which consist of costs and fees associated with warehousing, fulfillment, and shipment of digital audio devices to customers, are recorded as a component of marketing expense in the condensed consolidated Statements of Operations. These costs totaled less than $0.1 million for the three and nine month periods ended September 30, 2007 and 2006, respectively.

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. These costs are included in marketing expense in the accompanying condensed consolidated Statements of Operations and totaled $1.5 million and $1.1 million for the three month periods ended September 30, 2007 and 2006, respectively, and $4.2 million and $5.2 million for the nine months ended September 30, 2007 and 2006, respectively.

Table of Conents

Legal Fees

The Company expenses legal fees, including those expected to be incurred in connection with loss contingencies, as incurred.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Significant items subject to estimates include the recoverability of the carrying amount of property and equipment (including internally developed software), the provision for refunds and chargebacks, customer concessions, recoverability of royalty advances, recoverability of audio production costs, lease period when right of cancellation exists, valuation of deferred tax assets, certain accruals and fair value of share-based compensation. Actual results could differ from estimates.

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

The implementation of FIN No. 48 has not resulted in any adjustment to the Company’s beginning tax position or tax position for the three or nine month periods ended September 30, 2007.

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

Table of Conents

For the three and nine month periods ended September 30, 2007 and 2006, diluted net loss per share is equal to basic net loss per share and diluted common shares outstanding is equal to basic common shares outstanding, since all potential common stock was anti-dilutive.

For the three and nine month periods ended September 30, 2007 and 2006, all potential common shares have been excluded from the diluted calculation since the Company was in a net loss position, and their inclusion would have been anti-dilutive.

The following table summarizes the potential common shares excluded from the diluted calculation:

	For the three and nine month periods ended September 30,
	2007	2006
Stock options	2,052,913	2,307,598
Warrants	413,999	716,723
Restricted Stock	1,042,897	869,360
Total	3,509,809	3,893,681

Share-Based Compensation

In accordance with SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123R”), the Company measures compensation cost for stock awards at fair value and recognizes compensation over the requisite service period for awards expected to vest. Estimating the portion of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are recorded in the period estimates are revised. The Company considers several factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The Company also considers several factors when estimating expected volatility and expected life of the option. The expense is recorded on the income statement based on the department the employee is in.

(3) Property and Equipment

Property and equipment at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Computer server and Web site equipment	$8,028	$7,687
Software licenses	3,915	4,235
Internally developed software	3,377	2,779
Leasehold improvements	3,435	1,011
Office furniture and equipment	2,339	1,720
Studio equipment	857	667
Work in process	381	326
Construction in progress	1,204	443
Total property and equipment	23,536	18,868
Less: accumulated depreciation and amortization	(12,781)	(10,719)
Total property and equipment, net	$10,755	$8,149

Depreciation and amortization expense on property and equipment totaled $1.3 million during the three months ended September 30, 2007 and 2006. Depreciation and amortization expense on property and equipment totaled $4.0 million and $3.7 million during the nine months ended September 30, 2007 and 2006, respectively.

For the nine months ended September 30, 2007, the Company reduced both fixed assets and accumulated depreciation when it retired $1.7 million in fully depreciated assets related to the office move.

The gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

	September 30, 2007	December 31, 2006
Computer server and Web site equipment	$743	$743
Less: accumulated amortization	(743)	(685)
Total computer server and Web site equipment, net	$--	$58

Table of Conents

 (4) Accrued Expenses and Other Current Liabilities

The components of the accrued expenses and other current liabilities balance were as follows (in thousands):

	September 30, 2007	December 31, 2006
Professional fees	$1,024	$958
Construction in progress	683	--
Revenue sharing and bounty payments	499	630
Liabilities - related parties	420	400
Software license fees	303	215
Value added tax	221	708
Royalty obligations	194	242
Consulting	165	232
Retail rebates and discounts	118	410
Marketing	103	241
Other accrued expenses and other current liabilities	513	642
Total accrued expenses	$4,243	$4,678

 (5) Stockholders' Equity

The following is a summary of the consolidated Stockholders' Equity activity for the nine months ended September 30, 2007 (in thousands except share data):

	Common Stock
	Shares	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity

Balance at December 31, 2006	24,119,768	$241	$190,799	$(36)	$(140,538)	$50,466
Issuance of restricted stock	97,315	1	(1)	--	--	--
Exercise of common stock options	165,186	2	467	--	--	469
Share-based compensation expense	--	--	4,577	--	--	4,577
Payment of taxes due on vested restricted stock	--	--	(448)	--	--	(448)
Foreign currency translation adjustment	--	--	--	(21)	--	(21)
Net loss	--	--	--		(1,527)	(1,527)
Balance at September 30, 2007	24,382,269	$244	$195,394	$(57)	(142,065)	$53,516

Common Stock

As of September 30, 2007 and December 31, 2006, the Company had outstanding 24,382,269 and 24,119,768, respectively, shares of common stock. As of September 30, 2007 and December 31, 2006, the Company had 3,509,809 and 3,942,674, respectively, shares of common stock reserved for common stock warrants, options and restricted stock.

Table of Conents

Share-Based Compensation

The Company's 1999 Stock Incentive Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock-based awards to employees. Beginning in the second quarter of 2007, for option awards granted to Audible employees as part of their compensation package, the exercise price is determined by the opening price of Audible's common stock on the grant date, which for new employees is the employee's start date. Prior to the second quarter of 2007, the exercise price for stock options was determined by the closing price of Audible’s common stock on either the day immediately preceding a new employee’s start date or the date immediately preceding the grant date for existing employees. This change in policy had no impact on any previously granted options. The majority of options granted vest over a fifty-month period and expire ten years from the date of the grant. All share-based compensation is granted through share-based employee compensation plans maintained by Audible. The total aggregate number of common shares under the Plan is 5,700,000 shares, of which approximately 742,000 shares authorized remain available for issuance of new awards.

Effective January 1, 2006, the Company adopted SFAS No. 123R utilizing the modified prospective approach. Total compensation expense for share-based payment arrangements recognized for the three month periods ended September 30, 2007 and 2006 respectively was $1.5 million. The Company recorded compensation expense of $4.6 million and $4.2 million for the nine month periods ended September 30, 2007 and 2006, respectively.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operations	$243	$324	$808	$767
Technology and Development	240	281	804	699
Marketing	292	271	898	796
General and administrative	694	629	2,067	1,900
Total Compensation Expense	$1,469	$1,505	$4,577	$4,162

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options with the following weighted-average assumptions for the indicated periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Dividend yield	--	--	--	--
Expected volatility	77.33%	76.56%	77.33%	76.56%
Risk-free interest rate	4.38%	4.50%	4.38%	4.50%
Expected life of option (years)	4.58	4.63	4.58	4.63

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and both the implied and historical volatility of the Company’s stock price. The expected life of the option represents the period of time that the option granted is expected to be outstanding. Expected volatility is calculated based on the historical and implied volatility of the Company’s stock price. The risk free interest rate is based on the U.S. Treasury yield curve commensurate with the expected term in effect at the time of grant. For the three and nine month periods ended September 30, 2007 and 2006, the Company did not grant a significant number of stock option awards, and therefore there was no re-measurement done for the assumptions used.

Table of Conents

During the three months ended September 30, 2007, the Company granted options to purchase 75,000 shares of common stock under the Plan. During the three months ended September 30, 2006, the Company did not grant any awards under the Plan. During the nine months ended September 30, 2007 and 2006, the Company granted options to purchase 145,000 and 13,100 shares of common stock, respectively, under the Plan. During the three months ended September 30, 2007 and 2006, respectively, options to purchase 11,327 and 27,986 shares of common stock were forfeited due to employee terminations.  During the nine months ended September 30, 2007 and 2006, respectively, 153,142 and 187,781 shares of common stock were forfeited due to employee terminations.

Restricted Stock

During the three month periods ended September 30, 2007 and 2006, the Company granted awards to receive 114,976 and 71,900 restricted stock units, respectively, to employees under the Plan. During the nine month periods ended September 30, 2007 and 2006, the Company granted awards to receive 257,176 and 733,300 restricted stock units, respectively, to employees under the Plan. The restricted shares either cliff-vest or vest periodically between three months and forty-eight months after the grant date. During the three month periods ended September 30, 2007 and 2006, respectively, 27,179 and 74,500, restricted stock units were forfeited due to employee terminations. During the nine month periods ended September 30, 2007 and 2006, respectively, 64,534 and 115,300, restricted stock units were forfeited due to employee terminations. Actual shares under these awards are not issued until vesting is complete. Under the terms of the restricted stock awards, unless different provisions are noted on the restricted stock award, the Company is required to issue to the recipient the number of whole shares of common stock that equals the number of vested whole restricted stock shares following the date on which the restricted stock share becomes vested.

In accordance with the terms of the restricted stock unit award agreement, the Company has the right to deduct from any compensation due the employee, the amount of any federal, state or local taxes required by law to be withheld as a result of vesting of the restricted stock units; provided, however, that the value of the shares of common stock withheld may not exceed the statutory minimum withholding amount required by law.  In lieu of such deduction, the Company may require the employee to make a cash payment to the Company equal to the amount required to be withheld.  During the three months ended September 30, 2007, 19,713 shares were withheld from employees for the payment for taxes due, at the employee’s election. No shares were withheld in the three and nine month periods ended September 30, 2006.

Common Stock Repurchase Program and Treasury Stock

In February 2006, the Company's Board of Directors authorized a common stock repurchase program, pursuant to which the Company may from time to time repurchase (through open market repurchases at prevailing market prices), up to an aggregate of $25.0 million of the Company's outstanding common stock. During the three and nine month periods ended September 30, 2007, no shares were repurchased. During the nine months ended September 30, 2006, 462,300 shares were repurchased, at an average price of $8.63. The Company subsequently legally retired the treasury stock. As of September 30, 2007 and December 31, 2006, the Company held no shares of common stock as treasury stock.

Comprehensive loss

The following table sets forth comprehensive loss for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(192)	$(2,525)	$(1,527)	$(7,747))
Other comprehensive loss:
Foreign currency translation adjustment	(8)	(7)	(21)	(38)
Comprehensive loss	$(200)	$(2,532)	$(1548)	$(7,785)

Table of Conents

 (6) Investment in related Company (Audible Germany Agreement)

On August 30, 2004, the Company, Verlagsgruppe Random House GmbH (“Random House”) and Holtzbrinck Networxs AG (“Holtzbrinck”) entered into a joint venture agreement (the “Joint Venture”) to form Audible GmbH (“Audible Germany”). Random House is an affiliate of Bertelsmann AG. Bertelsmann AG and its affiliates own approximately 4.5% of Audible's common stock at September 30, 2007.

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

In July 2007, a second amendment was signed and executed to the original Joint Venture agreement, which stipulated the additional financing commitments for the Company, Holtzbrinck, Random House, and a new investor, CSW. CSW, incorporated in Germany, is an entity owned 100% by the managing director of Audible Germany. Additional contributions were made by these investors as follows: Audible, Inc., €0.7 million, Holtzbrinck, €0.5 million, Random House, €0.3 million, and CSW, €0.2 million. In addition, each investor contributed statutory capital contributions of less than €0.1 million.  These contributions further changed each investor’s ownership percentage to 45.4% for the Company, 29.7% for Holtzbrinck, 19.5% for Random House, 3.4% for Luebbe, and 2.0% for CSW.

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

Prior to the additional contribution made in July 2006, the Company’s ownership percentage was greater than 50%. Under EITF No. 96-16, the Company had determined that the minority shareholders, together, have significant participatory rights, allowing them to participate in significant decisions of Audible Germany and to block significant decisions proposed by Audible. As a result of the significant participatory rights held by the minority shareholders, the Company did not have unilateral control over Audible Germany. Therefore, Audible did not consolidate the results of Audible Germany but rather accounted for its investment in Audible Germany under the equity method of accounting. Under the equity method of accounting, the Company records its shares of the profits, if any, and its share of the equity losses but only until such time that the Company records losses equal to the initial investment of the Company plus any profits previously recorded. The initial investment was reduced to zero during 2004. Subsequent to the additional fundings made in July 2006, October 2006, December 2006, March 2007 and July 2007, the Company’s ownership percentage was changed to 45.4% and therefore the equity method of accounting for the investment in Audible Germany continues to apply regardless of the significant participatory rights of the other investors.

Table of Conents

In connection with the Joint Venture, on August 30, 2004, the Company entered into a license and services agreement with Audible Germany (the “License”). Under the License, Audible Germany launched a German language spoken word audio service. The terms provide for the Company to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, Audible Germany was required to pay Audible $0.9 million over a 30-month period, beginning in September 2004. Every 60 days during this agreement, the parties met to review and accept the services. The monthly payments were subject to refund if Audible Germany did not accept the services, subject to reasonable cure. Under the License, Audible recognized $0.1 million of revenue per quarter once Audible Germany agreed that the services delivered were satisfactory and collection of the amount was reasonably assured. Also under the License, Audible Germany will pay the Company royalties ranging from 0.5% to 3% of revenue up to an annual royalty cap of the U.S. dollar equivalent of €1.5 million, subject to Audible Germany achieving certain operating margins. No royalties have been received by the Company under the License.

During the three and nine month periods ended September 30, 2007, the Company recognized $0.1 million in related party revenue under the License. During the three and nine month periods ended September 30, 2006, the Company recognized $0.2 million, respectively, in related party revenue. The full amount of revenues recognized during the nine months ended September 30, 2007 were not collected in cash, but rather were contributed as the Company’s equity investment in Audible Germany. As of September 30, 2007, the Company recorded its share of the equity loss up to the amount of its investment of less than $0.1 million, on the accompanying consolidated Statements of Operations. Revenues under the License have been fully recognized.

In addition, the Company recognizes billings for certain consulting services and related incremental reimbursable costs incurred in connection with the License in accordance with EITF 01-14. These amounts are included in related party revenue on the condensed consolidated Statements of Operations. During the three and nine month periods ended September 30, 2007, $0.1 million and $0.4 million, respectively, was recognized for these costs. During the three and nine month periods ended September 30, 2006, none and $0.2 million, respectively, was recognized for these costs. The Company accrues for amounts to be paid to Audible Germany related to net profit earned by Audible, Inc. at the Apple Germany iTunes music store. These amounts are included in accrued expenses and other current liabilities in the condensed consolidated Balance Sheets as of September 30, 2007 and December 31, 2006, and marketing expense in the condensed consolidated Statement of Operations. As of September 30, 2007, the Company had an account receivable balance of $0.2 million related to Audible Germany, primarily related to accrued royalties and accrued revenue share expenses the Company pays on Audible Germany’s behalf.

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

Table of Conents

FIN No. 46R addresses the consolidation by business enterprises of VIE and requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be consolidated in the financial statements of the enterprise.

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

The Company recognized no revenue for the three and nine month periods ended September 30, 2007 related to the Agreement. The Company recognized $0.1 million and $0.3 million of revenue during the three and nine month periods ended September 30, 2006, respectively. In addition, the Company recognizes related party revenue for billings for certain consulting services and related incremental reimbursable costs incurred in connection with the Agreement in accordance with EITF No. 01-14. These amounts are included in related party revenue on the consolidated Statements of Operations. During the three and nine month periods ended September 30, 2007, the Company recognized less than $0.1 million and $0.1 million, respectively. During the three and nine month periods ended September 30, 2006, less than $0.1 million and $0.1 million, respectively, was recognized.  The Company accrues for amounts to be paid to France Loisirs related to net profit earned by Audible, Inc. at the Apple France iTunes Store. These amounts are included in accrued expenses and other current liabilities in the consolidated Balance Sheets as of September 30, 2007 and December 31, 2006, and marketing expense in the condensed consolidated Statements of Operations. As of September 30, 2007, the Company had an accounts receivable balance of $0.1 million related to France Loisirs.

(8) Apple Agreement

In July 2006, the Company entered into a global master agreement with Apple that replaced prior agreements entered into with Apple. Pursuant to the agreement, the Company continues to be the exclusive source of audiobooks, book-related content, and other spoken-word material to Apple’s iTunes Stores worldwide and will continue to provide the iTunes Store with comedy, lectures, speeches, periodicals, educational programs, Audible originals, spiritual programming, paid podcasts, and other spoken-word programs. All Audible content will continue to receive branding within the audio stream and visually in the iTunes Store. All Apple iPods and iTunes applications will continue to be AudibleReady(R) and will work with the Audible service. Under the agreement, the Company has agreed to certain exclusivity obligations that restrict the Company to varying degrees from integrating Audible content into other internet-based services. The agreement also provides that the Company’s revenue is formula-driven, based upon the selling price on the iTunes Store and the content cost. Under the prior agreements, the Company’s revenue was a fixed price, based upon a percentage of either the manufacturer’s suggested retail price or amount the item was sold for on the Audible service. This change in payment structure resulted in a change in the manner in which the Company calculates revenue under the current agreement. The current agreement also changed the terms of the revenue share payments due to Apple. Under the terms of the previous agreements, the Company paid Apple a revenue share based on number of customers who used the iTunes software to download digital audio. In the current agreement, the revenue share due to Apple is a percentage of sales made by customers who are referred directly by Apple to the Company’s Web site. The term of the new agreement expires on September 30, 2010.

Table of Conents

(9) Product Development, Licensing, Marketing and Distribution Agreement

On May 16, 2005, the Company entered into a five-year agreement with a new content provider to develop, license, market and distribute audio content. The Company is paid an exclusivity fee, a product development fee and production fees for audio content produced under the agreement. In addition, the Company will make royalty and revenue sharing payments to the content provider based on sales of the products produced. As of September 30, 2007, the Company billed the current provider $1.7 million in connection with this agreement. The fees associated with this agreement are being amortized over a 58-month period beginning in the month the Company commenced production of audio through the expiration of the agreement. During the three and nine month periods ended September 30, 2007, $0.1 million and $0.4 million, respectively, were recorded as other revenue in connection with this agreement. During the three and nine month periods ended September 30, 2006, $0.1 million and $0.3 million, respectively, was recorded as other revenue for both periods in connection with this agreement. As of September 30, 2007, the Company recorded $0.3 million and $0.6 million as deferred revenue current and non-current, respectively, on the accompanying condensed consolidated Balance Sheet, relating to this agreement, representing cash received in advance of being recognized as revenue. As of December 31, 2006, the Company recorded $0.3 million and $0.5 million as deferred revenue current and non-current, respectively, on the accompanying consolidated Balance Sheet, relating to this agreement.

(10) Commitments and Contingencies

Lease Obligations

In September 2006, the Company entered into a lease agreement for office space in Newark, NJ. The Company occupies two floors with an approximate space of 49,600 square feet, which is used as its corporate headquarters. The term of the agreement is through June 2014 and there is a one time only option to terminate the lease agreement after June 2012 upon 12 months prior written notice to the landlord. The Company has no current plans to terminate the lease agreement early. Audible UK leases office space, which includes office amenities, under a lease that expires in May 2008. The Company also leases office space in Tokyo, Japan where a local representative assists the Company in securing local Japanese content. This lease expires in June 2008. Total future minimum lease obligations as of September 30, 2007 under these lease arrangements are $8.1 million.

Rent expense of $0.3 million was recorded under operating leases for the three months ended September 30, 2007 and 2006, respectively, and $0.9 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively. Access to the space for the new corporate office was provided to the Company at the time the lease was executed in September 2006, so it could design and develop the office as needed in order to move in timely. Based on the Company’s evaluation, this period was included in calculating the straight-line rent expense.

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

Table of Conents

Summary of Cash Commitments and Obligations

The following table shows future cash payments due under the Company's commitments and obligations as of September 30, 2007 (in thousands):

Year	Lease Obligations (1)	Royalty Obligations (2)	Service Agreements	Purchase Commitments	Total
2007	$265	$254	$658	$308	$1,485
2008	1,046	77	1,359	--	2,482
2009	1,066	--	31	--	1,097
2010	1,141	--	--	--	1,141
2011	1,215	--	--	--	1,215
2012 & Thereafter	3,255	--	--	--	3,255
Total	$7,988	$331	$2,048	$308	$10,675

(1) Of the $8.0 million in total operating leases, $7.9 million relates to the new office lease agreement  entered into in September 2006, of which $0.8 million is recorded as deferred rent, noncurrent in the accompanying condensed consolidated Balance Sheet as of September 30, 2007.

(2) Of the $0.3 million in total royalty obligations, $0.2 million is recorded in accrued expenses and $0.1 million is recorded as royalty obligations, non-current, in the accompanying condensed consolidated Balance Sheet as of September 30, 2007. The remaining obligation relates to content that had not yet been delivered as of September 30, 2007.

Contingencies

Various legal actions, claims, assessments and other contingencies arising in the normal course of business, in addition to the matters described below, are pending against the Company. All of these matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters which it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at September 30, 2007 that may result from those matters for which accruals have been recorded may differ, the Company believes that any amounts exceeding the recorded accruals would not be material to the consolidated financial position or results of operations.

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

Table of Conents

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

On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, filed motions for class certification again.  The focus case issuer and underwriter defendants intend to move for dismissal of these second amended complaints.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

Starting on or about February 22, 2005, several class actions were filed against the Company and two of the Company’s executives in the United States District Court for the District of New Jersey. The plaintiffs purport to represent a class consisting of all persons (other than the Company’s officers and directors and their affiliates) who purchased the Company’s securities between November 2, 2004 and February 15, 2005 (the "Class Period"). The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 there under by failing to make complete and accurate disclosures concerning the Company’s future plans and prospects. The individual defendants are also alleged to be liable under Section 20(a) of the Exchange Act. All of the defendants are alleged to have sold stock at inflated prices during the Class Period. In December 2005, the United States District Court for the District of New Jersey consolidated the class action, appointed a group of lead plaintiffs and appointed lead plaintiff's counsel. By prior agreement, the plaintiff's consolidated amended complaint was filed on February 14, 2006. The plaintiffs seek unspecified monetary damages and their reasonable costs and expenses, including counsel fees and expert fees. The defendants moved to dismiss the pleading. In March 2007, the Court granted the defendants’ motion to dismiss the plaintiffs’ consolidated amended complaint but granted the plaintiffs leave to amend. The plaintiffs have filed a motion for reconsideration, which the defendants have opposed. The Court has yet to rule on the motion.

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

Table of Conents

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

The Company believes that all of the claims relating to the 2005 class action described above are without merit and intends to defend the actions vigorously. Due to the inherent uncertainties of litigation and because these actions are at a preliminary stage, the Company cannot accurately predict the ultimate outcome of these matters.

On October 5, 2007, Digital Reg of Texas, LLC, a patent holding company, filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company, among numerous other defendants, infringes a patent purportedly relating to the Company’s Digital Rights Management technology. The Company intends to defend against the claim vigorously, but at this time is unable to predict the outcome of the suit or reasonably estimate any possible loss.

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against Credit Suisse Group and JP Morgan & Co., the lead underwriters of the Company’s initial public offering in July 1999, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. Sec. 78p(b).  The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action, but have no liability for the asserted claims. The Company is considering what, if any, action to take in response to this litigation.  The Company does not anticipate that the ultimate outcome of this litigation will have a material adverse impact on our financial position.

(11) Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest and Taxes

No interest was paid during the nine month periods ended September 30, 2007 and 2006.

No income taxes were paid in the nine month periods ended September 30, 2007 and 2006.

The Company recorded an accrual for property and equipment (CIP) of $0.7 million for the nine month period ended September 30, 2007.

(12) Customer Concentration

For the three month periods ended September 30, 2007 and 2006, Apple accounted for 28.8% and 21.5% of total revenue, respectively.

For the nine month periods ended September 30, 2007 and 2006, Apple accounted for 29.6% and 22.0% of total revenue, respectively.

As of September 30, 2007 and December 31, 2006, Apple accounted for 68.5% and 64.1%, respectively, of the Company's accounts receivable.

(13) Financial Information by Geographic Area

Revenue and long-lived assets for the Company's United States and United Kingdom operations are as follows (in thousands):

Revenue	United States	United Kingdom	Consolidated
Three months ended September 30, 2007	$26,101	$1,517	$27,618
Three months ended September 30, 2006	19,109	917	20,026

Nine months ended September 30, 2007	74,654	4,175	78,829
Nine months ended September 30, 2006	56,705	2,177	58,882

September 30, 2007
Long-lived assets	13,307	38	13,345

September 30, 2006
Long-lived assets	9,556	46	9,602

Table of Conents

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

Overview

Our Business

Our goal is to be the preeminent supplier of spoken-word digital audio on the Internet. At our Web sites, our customers can select, purchase and download spoken audio of their choice from more than 144,000 hours from more than 470 content partners that include leading audiobook publishers, broadcasters, entertainers, magazine and newspaper publishers, and business information providers. Our AudibleListener membership plans provide our customers a wide variety of monthly and annual membership options, depending upon their listening preferences. Our largest plans, the Gold and Platinum plans, provide one or two listening products per month in exchange for monthly subscription payments of $14.95 or $22.95 per month. Customers can access our content at our Web sites, www.audible.com (United States) and www.audible.co.uk (United Kingdom), at our related parties Web sites, www.audible.de (Germany) and www.audible.fr (France), and at Amazon.com and at the Apple iTunes store.

Key Business Metrics

During the nine months ended September 30, 2007, we generated net revenue of $78.8 million and incurred a net loss of $1.5 million. During this period, we acquired approximately 190,000 new AudibleListener members, a decrease of 11.2%, from approximately 214,000 acquired in the same period in 2006. However 97% of new AudibleListener members acquired in the 2007 period were Gold or Platinum recurring revenue customers versus 50% of new AudibleListener members acquired in the 2006 period signing up for Gold or Platinum services. Total AudibleListener members increased to approximately 446,000 as of September 30, 2007, compared to approximately 344,000 as of September 30, 2006, an increase of 29.7%. 63,000 new AudibleListener members were acquired during the three months ended September 30, 2007, of which 98% were Gold or Platinum recurring monthly revenue customers versus 51% for the three months ended September 30, 2006.

Table of Conents

Subsequent to our announcement on November 1, 2007 of our financial results for the three months ended September 30, 2007, we identified a group of customers whose AudibleListener memberships had not been properly cancelled in our records. We were not recognizing any membership revenue from these customers after their membership renewal date, but their inclusion in our records resulted in our overstating the number of AudibleListener members at the end of each period. In addition, as a result of the inclusion of these customers, we understated our average monthly churn in AudibleListener members, which is defined as member cancellations in the period divided by the sum of members at the beginning of the period plus gross member adds, divided by three months.

The revised increase in churn reflects the increase in cancellations at the time of renewal by customers, the majority of whom were annual Basic AudibleListener plan members. Basic AudibleListener plan members are charged $9.95 annually in return for a 30% discount on products purchased at our web site.

The continued inclusion of these customers in our AudibleListener membership records does not have a material impact on the financial information we previously reported. We estimate that these customers would have increased our revenues by approximately $0.5 million over a twelve month period had they instead renewed their memberships.

The following tables set forth for the periods indicated the revised and previously reported figures for total AudibleListener members, Basic AudibleListener members and average monthly churn in AudibleListener members:

Total AudibleListener Members at End of Period (in thousands):
	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07
Revised	277	307	344	383	414	428	446
As reported	279	309	345	383	415	431	455

Basic AudibleListener Members at End of Period (in thousands):
	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07
Revised	47	80	113	142	150	147	143
As reported	47	80	113	142	150	150	152

Average Monthly Churn in AudibleListener Members During Period Ended:
	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07
Revised	4.8%	3.5%	3.0%	2.6%	3.0%	3.0%	3.3%
As reported	4.6%	3.4%	3.1%	2.5%	3.0%	2.8%	2.7%

During 2007, our operations in Audible UK significantly accelerated due to our increased marketing initiatives and customer acquisition programs. We generated $4.2 million in net revenue in the UK during the nine months ended September 30, 2007, compared to $2.2 million for the nine months ended September 30, 2006. We believe that revenue from Audible UK will continue to grow provided we are able to obtain additional content that is appealing to more customers.

Our new AudibleListener membership plans, launched in December 2005, provide an array of new member benefits, ranging from greater flexibility in using AudibleListener membership credits, to everyday 30% discounts on a la carte purchases, and a weekday audio edition of The New York Times or The Wall Street Journal subscription. The increase in the number of AudibleListener members and the flexibility in the requirement to use credits led to an increase of $2.8 million in deferred revenue from December 31, 2006.

AudibleEducation is a section of our Web site that provides a selection of education content designed for students of all ages. We intend to capitalize on the significant demand for strategic partnerships with entities positioned within the numerous multi-billion dollar markets in corporate learning, higher education, professional certification, test preparation, continuing education and direct-to-consumer education. During 2005 and 2006, we secured important agreements to produce educational material that provides us additional educational material to distribute. We believe we can increase our revenue if we are able to further increase the amount of content we have available for distribution and increase the number of customers who purchase this content.

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

Our critical accounting policies are as follows:

Revenue Recognition

We derive our revenue from four main categories:

Content and services revenue, which includes consumer content and corporate services;
Hardware revenue;
Related party revenue; and
Other revenue.

Table of Conents

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

In July 2006, we entered into a new global master agreement with Apple. We recognize revenue from sales made at the Apple iTunes Store in the period when the content is purchased and delivered. In accordance with the terms of the agreement, the amount of revenue we recognize on each sale is now formula-driven, based upon the Apple iTunes selling price and the content cost of each audio book. As a result, Apple revenue for each quarterly period will reflect an estimate for the last month of the quarter, based on actual number of titles sold and the prior month or current unit sales price as applicable, at the Apple iTunes Store.

Our “legacy” AudibleListener monthly membership plans generally provide customers two audio credits for a fixed monthly fee. Customers may use these audio credits to select content of their choice from our Web site. “Legacy” AudibleListener audio credits provided under a monthly membership program have a life of 30 days, after which they expire. We recognize revenue from the sale of legacy AudibleListener memberships ratably over the AudibleListener members’ monthly membership period. This leads to approximately 50% of the AudibleListener membership fees received during each calendar month being deferred at month end and recognized as content revenue in the following month.

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

Table of Conents

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

Table of Conents

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue for the three and nine month periods ended September 30, 2007 and 2006:

	Three months ended September 30,			Nine months ended September 30,
	2007		2006	2007		2006
Revenue, net:
Content and services revenue:
Consumer content	97.7%		98.5%	98.5%		98.1%
Point of sale rebates	--		(0.7)	--		(0.8)
Services	0.1		0.1	0.1		0.2
Total content and services revenue	97.8		97.9	98.6		97.5

Hardware revenue	0.1		0.4	0.2		0.6
Related party revenue	1.5		1.4	0.7		1.6
Other revenue	0.6		0.3	0.5		0.3
Total revenue, net	100.0		100.0	100.0		100.0

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	43.4		40.3	43.7		40.4
Discount certificate rebates	0.3		1.6	0.5		1.6
Total cost of content and services revenue	43.7		41.9	44.2		42.0
Cost of hardware revenue	0.3		1.1	0.5		2.3
Cost of related party revenue	0.5		0.9	0.5		0.8
Operations	13.6		14.9	14.0		15.3
Technology and development	16.9		22.8	17.5		20.7
Marketing	15.6		18.7	15.5		20.3
General and administrative	13.1		13.9	12.8		15.1
Total operating expenses	103.7		114.2	105.0		116.5

Loss from operations	(3.7)		(14.2)	(5.0)		(16.5)

Loss on equity investment	(0.1)		(0.9)	(0.1)		(0.5)

Other income, net	3.3		3.7	3.3		3.6
Loss before income taxes	(0.5)		(11.4)	(1.8)		(13.4)
Income tax expense	(0.2)		(0.0)	(0.1)		(0.0)
Net loss	(0.7	) %	(11.4)%	(1.9	) %	(13.4)%

Table of Conents

Three months ended September 30, 2007 compared to three months ended September 30, 2006 (unaudited):

	Three months ended September 30,		$	%
	2007	2006	Change	Change
Content and services revenue (in thousands):
	$26,997	$19,591	$7,406	37.8%

Content and services revenue consists of AudibleListener membership revenue, revenue from single (a la carte) title sales, revenue from subscriptions, revenue from sales at the Apple iTunes Store and other services revenue. We deduct the cost of point of sale rebates from content and services revenue.

Content and services revenue grew during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due primarily to growth in our AudibleListener memberships, as well as growth in sales at the Apple iTunes Store, and a la carte sales. AudibleListener membership growth was driven mainly through online marketing channels, specifically promotions of the new membership programs introduced in December 2005. We recognized $7.9 million and $4.7 million in revenue from sales of Audible content at the Apple iTunes Store during the three months ended September 30, 2007 and 2006, respectively. Revenue we receive from Apple is net of Apple’s negotiated share of transaction proceeds. Audible is obligated to pay content service fees for Apple sales.

Our total AudibleListener membership count grew 29.7% from approximately 344,000 at September 30, 2006, to approximately 446,000 at September 30, 2007. As we continue to acquire new AudibleListener members who may choose to roll over their audio credits, our ability to recognize revenue will depend upon audio credit usage patterns of individual members. This will result in an increase in deferred revenue and may result in a decrease or slower growth in our revenue as compared to prior periods. Our customer count and AudibleListener membership count excludes customers that purchase Audible content directly from the Apple iTunes Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing will continue to drive AudibleListener membership growth and growth in sales at the Apple iTunes Store.

	Three months ended September 30,		$	%
	2007	2006	Change	Change
Hardware revenue (in thousands):
	$28	73	$(45)	(61.6)%

Hardware revenue consists of revenue derived primarily from the shipping and handling charge to customers on devices that Audible provides for free to AudibleListener members who commit to an AudibleListener membership. Under EITF No. 00-21, with these multiple-element arrangements (membership plus device), we recognize only shipping and handling fees as revenue for the delivery of hardware because all other consideration paid by the customer is contingent upon delivery of the content. Also included are separate sales of digital audio players to consumers and libraries. Revenue is recognized upon shipment, assuming all other criteria are met. The decrease in revenue for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 is due primarily to less units sold in the current period.

	Three months ended September 30,		$	%
	2007	2006	Change	Change
Related party revenue (in thousands):
	$431	$222	$209	94.1%

Table of Conents

Related party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany.

Related party revenue during the three months ended September 30, 2007 consisted of billings to Audible GmbH and France Loisirs for certain consulting services and reimbursement of related incremental costs.  For the three months ended September 30, 2007 and 2006, $0.4 million and zero, respectively, was recognized in revenue related to Audible GmbH incremental costs.  For the three months ended September 30, 2007 and 2006, less than $0.1 million and zero, respectively,was recognized in revenue related to France Loisirs incremental costs. The increase is primarily due to recognition of prior period billings that were not recorded due to collectablity concerns which were alleviated during the three months ended September 30, 2007.

Related party revenue during the three months ended September 30, 2006 included $0.1 million in fees earned from our agreement with France Loisirs, representing the straight-line recognition of $1.0 million in fees we were entitled to receive pursuant to the arrangement, which was being recognized over the initial 24-month term of the original agreement through September 14, 2006, less than $0.1 million in billings to France Loisirs for certain consulting services and reimbursement of related incremental costs, as well as $0.1 million in fees earned under our agreement with Audible Germany.  As the fees related to the original agreements with both France Loisirs and Audible Germany have been fully recognized, we do not expect significant related party revenue in the future.

	Three months ended September 30,		$	%
	2007	2006	Change	Change
Other revenue (in thousands):
	$162	$140	$22	15.7%

Other revenue for the three months ended September 30, 2007 and 2006 was less than $0.1 million primarily relating to revenue earned under a product development agreement with a content provider, which commenced in May 2005. The fees are being amortized on a straight line basis as fees are billed over a 58-month period beginning in the month we commenced production of audio (July 2005) through the expiration of the agreement. As of September 30, 2007, we billed the content provider $1.7 million in connection with this agreement.

	Three months ended September 30,		As a Percentage of Total Content and Services Revenue
	2007	2006	2007	2006
Cost of content and services revenue (in thousands):
Royalties and other content charges	$11,989	$8,240	44.4%	42.1%
Discount certificate rebates	74	307	0.3	1.5
Total cost of content and services revenue	$12,063	$8,547	44.7%	43.6%

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

Royalties and other content charges as a percentage of total content and services revenue increased from the three months ended September 30, 2006 to September 30, 2007 from 42.1% to 44.4%. This increase was primarily due to the increasing percentage of revenue from sales at the Apple iTunes Store, which yields a higher royalty cost as a percentage of revenue, the impact of higher royalty rates from certain publishers, the impact of our Gold and Platinum membership plans, in which royalties are incurred on revenue that may be deferred if the straight-line revenue is less than the proportional performance revenue, the effect of the new Gold monthly discounted membership plan offered in the first half of 2007, and the impact of the 30% a la carte discount offered under our basic membership plan for titles that have a fixed royalty.

Table of Conents

	Three months ended September 30,		$	%
	2007	2006	Change	Change
Cost of hardware revenue (in thousands):
	$95	$826	$(731)	(88.5)%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

The cost of hardware revenue decreased in the 2007 period primarily due to a substantial reduction in the number of digital audio players given away or sold at a discount to customers.

	Three months ended September 30,		$	%
	2007	2006	Change	Change
Cost of related party revenue (in thousands):
	$133	$169	$(36)	(21.0)%

Cost of related party revenue consists of costs we have incurred in connection with our agreements with France Loisirs and Audible Germany.  These costs primarily consist of payroll costs related to services performed for France Loisirs and Audible Germany by certain employees of our technology, development, and audio departments.

Cost of related party revenue for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 has decreased primarily due to the amount of services performed for Audible Germany.

	Three months ended September 30,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
Operations (in thousands):
	$3,761	$2,987	$774	13.9%	15.2%

Operations expense consists of payroll and related expenses for content acquisition, education, editorial, audio recording and conversion, programming and customer service. Also included are outside consultants, professional fees, credit card processing fees, and audio recording fees.

Operations expense increased in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to $0.7 million in higher personnel costs, including incentive compensation, and $0.1 million in higher credit card processing fees. This was partially offset by a reduction in share-based compensation costs of $0.1 million.

	Three months ended September 30,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
Technology and development (in thousands):
	$4,680	$4,625	$55	17.3%	23.6%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

Technology and development expense increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily due to a $0.8 million increase in personnel costs, including incentive compensation, partially offset by a reduction in impairment charges of $0.1 million related to an internally developed software tool that we determined was not going to be used as originally intended in 2006 and a reduction in consulting expense of $0.6 million.

Table of Conents

	Three months ended September 30,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
Marketing (in thousands):
	$4,300	$3,340	$960	15.9%	17.0%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Also included are revenue sharing and bounty payments which we make to our marketing partners, and shipping and handling costs associated with selling digital devices.

Marketing expense increased in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to $0.4 million in higher personnel costs, including incentive compensation, $0.4 million in higher advertising and promotional expenses and $0.2 million in higher outside services expense. The higher advertising and .promotional expenses were directed toward marketing campaigns and promotions of our membership plans.

	Three months ended September 30,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
General and administrative (in thousands):
	$3,609	$2,743	$866	13.4%	14.0%

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal fees, audit fees and other professional fees, public company expenses and other general corporate expenses.

General and administrative expense increased in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily due to $0.7 million in higher personnel expenses, including incentive compensation, $0.1 million increase in share-based compensation costs and $0.1 million increase in international expenses. These increases were partially offset by a reduction in legal fees of $0.1 million.

	Three months ended September 30,		$	%
	2007	2006	Change	Change
Loss on equity investment (in thousands):
	$17	$90	$(73)	(81.1)%

Loss on equity investment during the three months ended September 30, 2006 consisted of  $0.1 million, respectively which relates to amounts recorded when we agreed to an additional investment in Audible Germany in consideration for writing off amounts owed to us by Audible Germany.

For the three months ended September 30, 2007, we recorded less than $0.1 million as a pro-rata equity loss on its investment in Audible Germany.

	Three months ended September 30,		$	%
	2007	2006	Change	Change
Other income, net (in thousands):
	$900	$779	$121	15.5%

Other income, net primarily consists of interest income. The increase in other income, net was due to an increase in interest earned on our short-term investments, associated principally with higher interest rates.

Table of Conents

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006 (unaudited):

	Nine months ended September 30,		$	%
	2007	2006	Change	Change
Content and services revenue (in thousands):
	$77,736	$57,473	$20,263	35.3%

Content and services revenue grew during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due primarily to growth in our AudibleListener memberships, as well as growth in sales at the Apple iTunes Store, and a la carte sales. AudibleListener membership growth was driven mainly through online marketing channels, specifically promotions of the new membership programs introduced in December 2005. We recognized $23.3 million and $13.3 million in revenue from sales of Audible content at the Apple iTunes Store during the nine months ended September 30, 2007 and 2006, respectively. Revenue we receive from Apple is net of Apple’s negotiated share of transaction proceeds. Audible is obligated to pay content service fees for Apple sales.

Our total AudibleListener membership count grew 29.7% for the nine months ended September 30, 2007 to approximately 446,000 from approximately 344,000 for the nine months ended September 30, 2006. As we continue to acquire new AudibleListener members who may choose to roll over their audio credits, our ability to recognize revenue will depend upon audio credit usage patterns of individual members. This will result in an increase in deferred revenue and may result in a decrease or slower growth in our revenue as compared to prior periods. Our customer count and AudibleListener membership excludes customers that purchase Audible content directly from the Apple iTunes Store. We believe continuing consumer adoption of digital downloading, increased consumer awareness of the Audible service, customer satisfaction and improved marketing will continue to drive AudibleListener membership growth and growth in sales at the Apple iTunes Store.

	Nine months ended September 30,		$	%
	2007	2006	Change	Change
Hardware revenue (in thousands):
	$192	283	$(91)	(32.2)%

Hardware revenue decreased for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due primarily to a de-emphasis of hardware as a means of acquiring new members.

	Nine months ended September 30,		$	%
	2007	2006	Change	Change
Related party revenue (in thousands):
	$542	$852	$(310)	(36.4)%

Related party revenue during the nine months ended September 30, 2007, primarily included $0.1 million in billings to France Loisirs for certain consulting services and reimbursement of related incremental costs as well as $0.1 million in fees earned under our agreement with Audible Germany and $0.4 for certain consulting services and reimbursement of related incremental costs. Related party revenue during the nine months ended September 30, 2006 included $0.4 million in fees earned under our agreement with France Loisirs, representing the straight-line recognition of $1.0 million in fees we were entitled to receive pursuant to the arrangement, which was being recognized over the initial 24-month term of the original agreement through September 14, 2006, $0.1 million in billings to France Loisirs for certain consulting services and reimbursement of related incremental costs, $0.2 million in fees earned from our agreement with Audible Germany, and $0.1 million in billings to Audible Germany for certain consulting services and reimbursement of related incremental costs incurred by us in connection with our license and services agreement.

Table of Conents

	Nine months ended September 30,		$	%
	2007	2006	Change	Change
Other revenue (in thousands):
	$359	$274	$85	31.0%

Other revenue for the nine months ended September 30, 2007 and 2006 primarily included $0.1 million, respectively, of revenue earned under a product development agreement with a content provider, which commenced in May 2005. The fees are being amortized on a straight line basis as fees are billed over a 58-month period beginning in the month we commenced production of audio (July 2005) through the expiration of the agreement. As of September 30, 2007, we billed the content provider $1.7 million in connection with this agreement.

	Nine months ended September 30,		As a Percentage of Total Content and Services Revenue
	2007	2006	2007	2006
Cost of content and services revenue (in thousands):
Royalties and other content charges	$34,455	$23,943	44.3%	41.7%
Discount certificate rebates	407	910	0.5%	1.5%
Total cost of content and services revenue	$34,862	$24,853	44.8%	43.2%

Cost of content and services revenue consists primarily of royalties which as a percentage of total content and services revenue increased from the nine months ended September 30, 2006 to September 30, 2007 from 44.3% to 41.6%. This increase was primarily due to the increasing percentage of revenue from sales at the Apple iTunes Store, which yields a higher royalty cost as a percentage of revenue, the impact of higher royalty rates from certain publishers, the impact of our Gold and Platinum membership plans, in which royalties are incurred on revenue that may be deferred if the straight-line revenue is less than the proportional performance revenue, the effect of the new Gold monthly discounted membership plan offered in the first half of 2007, and the impact of the 30% a la carte discount offered under our basic membership plan for titles that have a fixed royalty.

	Nine months ended September 30,		$	%
	2007	2006	Change	Change
Cost of hardware revenue (in thousands):
	$395	$1,707	$(1,312)	(76.9)%

Cost of hardware revenue decreased in the 2007 period primarily due to a reduction in the number of digital audio players given away or sold at a discount to customers.

	Nine months ended September 30,		$	%
	2007	2006	Change	Change
Cost of related party revenue (in thousands):
	$370	$498	$(128)	(25.7)%

Cost of related party revenue decreased for the nine months ended September 30, 2007 compared to nine months ended September 30, 2006 due to the amount services performed for Audible Germany.

Table of Conents

	Nine months ended September 30,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
Operations (in thousands):
	$10,993	$8,943	$2,050	14.1%	15.6%

Operations expense increased in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to $1.2 million in higher personnel expenses, including incentive compensation, $0.3 million in higher outside service expenses, $0.3 million in higher credit card processing fees and $0.1 million in higher supplies and miscellaneous costs.

	Nine months ended September 30,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
Technology and development (in thousands):
	$13,820	$12,681	$1,139	17.8%	22.1%

Technology and development expense increased for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to $0.8 million in higher outside services expenses, $0.6 in higher personnel costs, including incentive compensation, $0.1 million in higher share-based compensation costs, and $0.1 million in higher depreciation and amortization. This is partially offset by $0.7 million in lower licensing and maintenance fees. Many of these higher costs were related to enhancing the capacity and performance of our Web site and upgrades to our internal systems and infrastructure.

	Nine months ended September 30,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
Marketing (in thousands):
	$12,253	$11,214	$1,039	15.8%	19.5%

Marketing expense increased in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to a $0.4 million increase in personnel costs, including incentive compensation, $0.4 million increase in outside service fees and $0.1 million increase in share-based compensation costs.

	Nine months ended September 30,		$	As a Percentage of Content and Services Revenue
	2007	2006	Change	2007	2006
General and administrative (in thousands):
	$10,072	$8,607	$1,465	13.0%	15.0%

General and administrative expense increased in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to $1.2 million in higher personnel cost, including incentive compensation, $0.3 million in higher supplies and administrative expenses, $0.2 million in higher international expenses, $0.2 million in higher share-based compensation expense, $0.2 million in higher outside consulting services and $0.1 million in higher depreciation and amortization expense. This was partially offset by a decrease of $0.6 million in legal fees and $0.2 million in job placement fees.

	Nine months ended September 30,		$	%
	2007	2006	Change	Change
Loss on equity investment (in thousands):
	$77	$270	$(193)	(71.5)%

Loss on equity investment during the nine months ended September 30, 2007 and September 30, 2006 consisted of $0.1 million and $0.3 million, respectively which relates to amounts recorded when we agreed to an additional investment in Audible Germany in consideration for writing off amounts owed to us. In addition for the nine months ended September 30, 2007 we recorded less than $0.1 million as a pro-rata equity loss on its investment in Audible Germany.

	Nine months ended September 30,		$	%
	2007	2006	Change	Change
Other income, net (in thousands):
	$2,593	$2,153	$440	20.4%

Other income, net increased due to an increase in interest earned on our short-term investments, associated principally with higher interest rates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

Table of Conents

Factors Affecting Operating Results

We have only a limited operating history with which to evaluate our business and prospects. Our limited operating history and the emerging nature of the market for internet-delivered audio content makes predicting our future operating results difficult. In addition, while we commenced operations in 1997, our prospects nonetheless should be considered in light of the risks and uncertainties encountered by companies in the early stages of development in new and rapidly evolving markets, specifically the rapidly evolving market for delivery of audio content over the Internet. These risks include:

•	We have limited revenue, we have a history of losses, and we may not be profitable in the future.
•	We have identified material weaknesses in internal control over financial reporting which may adversely affect our operations.
•	If too many AudibleListener members refrain from using their audio credits on a timely basis, there will be a delay in recognizing the revenue until the credits are either used or expire.
•	If our efforts to attract new AudibleListener members are not successful, our revenues will be affected adversely.
•	If we experience excessive rates of churn, our revenues may decline.
•	The market for our service is uncertain and consumers may not be willing to use the Internet to purchase spoken audio content, which could cause our business to grow more slowly.
•	We may not be able to license or produce sufficiently compelling audio content to attract and retain customers and grow our revenue.
•	If manufacturers of electronic devices do not manufacture, make available or sell a sufficient number of products suitable for our service, our revenue may not grow.
•	We must establish, maintain and strengthen our brand names, trademarks and service marks in order to acquire customers and generate revenue.
•	Increasing availability of digital audio technologies may increase competition and reduce our revenue, market share and profitability.
•	Our industry is highly competitive and has recently gotten more competitive and we cannot be assured that we will be able to compete effectively.
•	Content owners may decide to expand distribution of their material on an unencrypted basis, which may increase competition.
•	Capacity constraints and failures, delays, or overloads could interrupt our service and reduce the attractiveness of our service to existing or potential customers.
•	We could be liable for substantial damages if there is unauthorized duplication of the content we sell.
•	We do not have a comprehensive disaster recovery plan and we have limited back-up systems, and a disaster could severely damage our operations and could result in loss of customers.
•	Problems associated with the Internet could discourage use of Internet-based services like ours and adversely affect our business.
•	The loss of key employees could jeopardize our growth prospects.
•	Our inability to hire new employees may hurt our growth prospects.
•	Our new facility in Newark may not lead to an increase in operational efficiencies or employee performance.
•	Our common stock has been relatively thinly traded and we cannot predict the extent to which a trading market will develop, which may adversely affect our share price.
•	We may not be able to protect our intellectual property, which could jeopardize our competitive position.
•	Other companies may claim that we infringe their copyrights or patents, which could subject us to substantial damages.
•	We could be sued for content that we distribute over the Internet, which could subject us to substantial damages.
•	Future government regulations may increase our cost of doing business on the Internet, which could adversely affect our cost structure.
•	We may become subject to sales and other taxes for direct sales over the Internet, which could affect our revenue growth.
•	A variety of risks could adversely affect our international activities.
•	Our charter and bylaws could discourage an acquisition of our company that would benefit our stockholders.

If we fail to manage these risks successfully, it would materially and adversely affect our financial performance.

We believe that our success will depend largely on our ability to extend our leadership position as a provider of premium digital spoken audio content over the Internet. Accordingly, we plan to continue to invest in marketing, content acquisition and operations.

As of September 30, 2007, we were not a party to any derivative financial instruments or other financial instruments or hedging investments that expose us to material market risk. We currently do not plan to enter into any derivative instruments or engage in any hedging activities.

We have incurred significant losses since inception and as of September 30, 2007, we had an accumulated deficit of $142.1 million.

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

Table of Conents

Liquidity and Capital Resources

In November 2004, we completed a secondary public offering of our common stock resulting in net proceeds to us of approximately $46.5 million.

As of September 30, 2007, our cash and cash equivalents balance was $42.8 million. In addition, as of September 30, 2007 we had $28.0 million in short-term investments, consisting of governmental agency notes and mortgage backed securities, which we intend to hold until maturity. Based on our currently proposed business plans and related assumptions, we believe that our cash and cash equivalents balance and short-term investment balance as of September 30, 2007 will enable us to meet our anticipated cash requirements for operations and capital expenditures for the foreseeable future. Beyond that, we may need additional cash to fund our business and finance our planned growth. We cannot be assured that such additional financing, if needed, will be available on terms favorable to us or our stockholders, if at all.

Cash Requirements

The following table shows future cash payments due under our commitments and obligations as of September 30, 2007 (in thousands):

Year	Lease Obligations (1)	Royalty Obligations (2)	Service Agreements	Purchase Commitments	Total
2007	$265	$254	$658	$308	$1,485
2008	1,046	77	1,359	--	2,482
2009	1,066	--	31	--	1,097
2010	1,141	--	--	--	1,141
2011	1,215	--	--	--	1,215
2012 & Thereafter	3,255	--	--	--	3,255
Total	$7,988	$331	$2,048	$308	$10,675

 (1) Of the $8.0 million in total operating leases, $7.9 million relates to the office lease agreement entered into in September 2006, of which $0.8 million is recorded as deferred rent, noncurrent in the accompanying condensed consolidated Balance Sheet as of September 30, 2007.

(2) Of the $0.3 million in total royalty obligations, $0.2 million is recorded in accrued expenses and $0.1 million is recorded as royalty obligations, non-current, in the accompanying condensed consolidated Balance Sheet as of September 30, 2007. The remaining obligation relates to content that had not yet been delivered as of September 30, 2007.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Operating Activities	$10,855	$392
Investing Activities	17,034	4,473
Financing Activities	21	(2,853)
Exchange Rate	11	(5)
Increase (decrease) in cash and cash equivalents	$27,921	$2,007

Net cash provided by operating activities for the nine months ended September 30, 2007 was $10.9 million. This was primarily attributable to our net loss of $1.5 million, significantly offset by two non-cash expenses: share-based compensation expense of $4.6 million and depreciation and amortization of property and equipment of $4.0 million. Additionally, our combined balance in deferred revenue increased $2.8 million due to the payments by customers of fees prior to the consumption of services. An increase in accrued compensation of $3.2 million was offset by a decrease inaccrued royalties of $1.4 million. Net cash provided by operating activities for the nine months ended September 30, 2006 was $0.4 million. This was primarily attributable to our net loss of $7.7 million, significantly offset by two non-cash expenses: share-based compensation expense of $4.2 million and depreciation and amortization of property and equipment of $3.7 million. Additionally, our balance in deferred revenue increased $4.9 million due to the payments by customers of fees prior to the consumption of services. This was offset by a decrease in accounts payable of $2.4 million and accrued expenses and other current liabilities of $1.2 million, which contributed to the overall decline in operating cash.

Net cash provided by investing activities for the nine months ended September 30, 2007 was $17.0 million, attributable to net proceeds from short-term investing activity of $24.1 million, partially offset by purchases of property and equipment of $5.4 million. Net cash provided by investing activities for the nine months ended September 30, 2006 was $4.5 million. This was attributable to net short-term investing activity of $6.2 million, partially offset by purchases of property and equipment of $4.0 million.

Net cash provided by financing activities for the nine months ended September 30, 2007 was less than $0.1 million, resulting from proceeds of $0.5 million from exercise of common stock options, offset by $0.4 million for payment of taxes due on vested restricted stock. Net cash used in financing activities for the nine months ended September 30, 2006 was $2.9 million, resulting primarily from purchases of treasury stock of $2.3 million, offset by $0.8 million in proceeds from the exercise of common stock warrants and $0.4 million from the exercise of common stock options.

Table of Conents

New Accounting Standards

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. All valuation adjustments will be recognized as cumulative-effect adjustments to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. We do not believe the impact that SFAS No. 157 will have a material effect on our consolidated financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the impact of SFAS No. 159 will have a material effect on our consolidated financial statements.

FIN No. 48

In July 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109 (“FIN No. 48”). FIN No. 48 applies to all “tax positions” accounted for under SFAS 109. FIN No. 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include the following:

·	a decision not to file a tax return in a particular jurisdiction for which a return might be required,
·	an allocation or a shift of income between taxing jurisdictions,
·	the characterization of income or a decision to exclude reporting taxable income in a tax return, or
·	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.

FIN No. 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from current practice, whereby companies may recognize a tax benefit only if it is probable a tax position will be sustained.

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

This statement became effective for us on January 1, 2007. Based on our analysis it did not have a material effect on our consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FIN 48-1”). This FSP was issued to amend FIN No. 48 to clarify that a tax position could be effectively settled upon examination by a taxing authority. Assessing whether a tax position is effectively settled is a matter of judgment because examinations occur in a variety of ways. In determining whether a tax position is effectively settled, an enterprise should make the assessment on a position-by-position basis, but an enterprise could conclude that all positions in a particular tax year are effectively settled. The application of the guidance in this FSP had no impact on our consolidated financial statements.

Table of Conents

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

ITEM 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006, we identified the following material weaknesses in our internal control over financial reporting: (i) ineffective execution of non-routine contracts; (ii) inadequate information and communication; (iii) ineffective review of account analyses; and (iv) inadequate identification and analysis of non-income tax related matters.

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

Changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, include the items described below.

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

We have made the remediation of the material weaknesses that have been identified a significant priority for us and will continue to take steps to address them by the end of 2007. We believe that the remediation efforts, taken as a whole, mitigated the risk of error with respect to our preparation of this quarterly report on Form 10-Q for the period ended September 30, 2007, and that these measures have been effective to ensure that information required to be disclosed in this quarterly report has been recorded, processed, summarized and reported correctly. We believe that our controls and procedures will continue to improve as a result of the further implementation of these measures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2007.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the fact that the material weaknesses described in our annual report on Form 10-K for the year ended December 31, 2006, had not been remediated as of September 30, 2007.

Table of Conents

PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings

Various legal actions, claims, assessments and other contingencies arising in the normal course of business, in addition to the matters described below, are pending against us. All of these matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. We have recorded accruals for losses related to those matters which we consider to be probable and that can be reasonably estimated. Although the ultimate amount of liability at September 30, 2007 that may result from those matters for which accruals have been recorded may differ, we believe that any amounts exceeding the recorded accruals would not be material to the consolidated financial position or results of operations.

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

On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, filed motions for class certification again.  The focus case issuer and underwriter defendants intend to move for dismissal of these second amended complaints.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

Table of Conents

Starting on or about February 22, 2005, several class actions were filed against us and two of our executives in the United States District Court for the District of New Jersey. The plaintiffs purport to represent a class consisting of all persons (other than our officers and directors and their affiliates) who purchased our securities between November 2, 2004 and February 15, 2005 (the "Class Period"). The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 934 and Rule 10b-5 there under by failing to make complete and accurate disclosures concerning our future plans and prospects. The individual defendants are also alleged to be liable under Section 20(a) of the Exchange Act. All of the defendants are alleged to have sold stock at inflated prices during the Class Period. In December 2005, the United States District Court for the District of New Jersey consolidated the class action, appointed a group of lead plaintiffs and appointed lead plaintiff's counsel. By prior agreement, the plaintiff's consolidated amended complaint was filed on February 14, 2006. The plaintiffs seek unspecified monetary damages and their reasonable costs and expenses, including counsel fees and expert fees. The defendants moved to dismiss the pleading. In March 2007, the Court granted the defendants’ motion to dismiss the plaintiffs’ consolidated amended complaint but granted the plaintiffs leave to amend. The plaintiffs have filed a motion for reconsideration, which the defendants have opposed. The Court has yet to rule on the motion.

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

The Company believes that all of the claims relating to the 2005 class action described above are without merit and intends to defend the actions vigorously. Due to the inherent uncertainties of litigation and because these actions are at a preliminary stage, the Company cannot accurately predict the ultimate outcome of these matters.

On October 5, 2007, Digital Reg of Texas, LLC, a patent holding company, filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that we, among numerous other defendants, infringes a patent purportedly relating to our Digital Rights Management technology. We intend to defend against the claim vigorously, but at this time we are  unable to predict the outcome of the suit or reasonably estimate any possible loss.

On October 9, 2007, Vanessa Simmonds, a purported stockholder, filed suit in the U.S. District Court for the Western District of Washington against Credit Suisse Group and JP Morgan & Co., the lead underwriters of our initial public offering in July 1999, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. Sec. 78p(b).  The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b).  We were named as a nominal defendant in the action, but have no liability for the asserted claims.   We are considering what, if any, action to take in response to this litigation.  We do not anticipate that the ultimate outcome of this litigation will have a material adverse impact on our financial position.

Table of Conents

ITEM 1A. Risk Factors

Our business is subject to a number of risks. For a more detailed explanation of factors affecting our businesses, please refer to the Risk Factors section in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to our risk factors as of September 30, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Security

Not applicable

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

Table of Conents

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDIBLE, INC.
By:	/s/ William H. Mitchell
Name:	William H. Mitchell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 9, 2007