Form 10-K
period 2007-12-31
AUDIBLE INC
filed 2008-03-27
CIK 1077926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
☒	THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

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

None

Securities Registered Pursuant to Section 12 (g) of the Act:

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
Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                                                                           Accelerated filer [x]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)                                                                                                                                          Smaller Reporting Company [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $119,751,015 based upon the closing price on The NASDAQ Stock Market LLC on the last business day of the registrant's most recently completed second fiscal quarter. (Based upon the closing price of $10.08 per share on June 29, 2007).

As of March 26, 2008 one share of common stock of the Registrant was outstanding.

AUDIBLE, INC.
FORM 10-K

PART I
Item 1. Business.

Overview

We are a leading provider of spoken audio entertainment, information, and educational programming on the Internet. We specialize in the spoken word experience, providing digital audio editions of books, newspapers and magazines, television and radio programs, and original programming. Our service provides a way for individuals to consume audio content at times when it is challenging to read, such as when driving, exercising or performing consistent simple handwork and it also provides listeners with the opportunity to simply enjoy what they want, when they want.

Consumers shop, purchase and download audio content from our Web sites www.audible.com (United States) and www.audible.co.uk (United Kingdom), and from the Web sites of our related parties www.audible.de (Germany) and www.audible.fr (France), directly to personal computers for listening in a variety of ways. Most of our customers download audio to their PCs and Macs and then transfer the audio to MP3 players, personal digital assistants (PDAs), or to smart mobile devices (SMDs) for listening while not connected to a computer. Others transfer, or “burn”, the content to audio CDs, while some customers simply listen at their computers or through a digital home entertainment network. Our customers can also have their audio content wirelessly delivered to their SMDs every day, taking the computer out of the equation. Links to our digital downloads are available on Amazon.com, and we are the exclusive supplier of audio books at the Apple iTunes Store (“iTunes”) through a contract that extends through September 30, 2010.

In addition to the desirability of our content, we offer customers value, convenience and flexibility. Our customers have the option to buy our content either individually on an a la carte basis, or to join any one of our AudibleListener membership plans that offer significant savings from what consumers typically will find at other traditional or online retail stores. We currently offer AudibleListener membership plans for a monthly or annual fee that provide customers download credits to acquire a fixed number of audio downloads. Additionally the customers are provided a 30% discount on additional content purchases, exposure to periodic sales, and member-only free content offerings. Since November 2005 we have offered plans that provide for the download credits to be rolled over month to month, should members elect to do so.  Prior to November 2005, we only offered Legacy Audible Memberships whose download credits could not be rolled over month to month.

We have over 45,000 titles available for purchase at our U.S. and UK web sites. Additionally, our related party web sites in Germany and France have nearly 45,000 programs available for purchase including certain titles from the U.S. or UK sites that we have worldwide rights to distribute. Our selection of audio in our stores ranges from more than 20,000 audio books and performances, to audio editions of national periodicals such as The New York Times, The Wall Street Journal, Forbes, The New Yorker and Scientific American, to radio and other short form programming such as The Ricky Gervais Show, Car Talk, The Bob Edwards Show, Opie & Anthony and Charlie Rose. Language instruction, personal development, stand-up comedy, children's audio, study guides, historic speeches and readings, fiction, business, mystery and romance are only some of the categories of listening available to our customers.

Another important element of our success is our ability to build strong strategic relationships with manufacturers of handheld devices that play digital or compressed audio. With our AudibleReady initiative we have entered into multiple technology and co-marketing relationships with companies that manufacture digital audio-enabled devices. The AudibleReady brand exists as a standard for digital downloads and playback that ensures interoperability between the Audible service and digital audio-enabled devices.

Consumers are able to enjoy our digital content on more than 540 different mobile devices made by more than 66 manufacturers. These devices include MP3 players, PDAs, SMDs, or entertainment systems made by companies such as Apple, Creative Labs, Dell, Garmin, Hewlett-Packard, Motorola, Oakley, Palm, Samsung, SanDisk, Sonos, and Thomson. Our device manufacturing partners support us by including our AudibleReady software on their devices. They may also include audio samples on the device, insert marketing brochures in device boxes, provide point-of-purchase sales support, after-market promotions, and web-based and e-mail customer outreach. We also enter into agreements to reimburse customers a portion of their purchase price for the devices if they enter into agreements to subscribe to our services for a specified period. Our relationships enable us to work with original equipment manufacturers of mobile audio devices, original design manufacturers, and integrated circuit vendor partners to simplify and rapidly adopt our technology for use in electronic devices with digital audio capabilities.

Since launching our service in 1997, over 1,633,000 customers from approximately 178 countries have purchased content from us, and hundreds of thousands more have purchased our content at iTunes. We acquire new customers through a variety of marketing and public relations methods, including e-mail, targeted Web advertising, paid and natural search, word-of-mouth, marketing strategic partnerships with device manufacturers and retailers, targeted radio advertising, content-based public relations and other online and traditional promotions. Beyond leveraging our first-to-market technology in the English language, together with our joint venture partners, we launched the German language version of the Audible service (www.audible.de) in December 2004. We have a license and service agreement to support a French language version of the Audible service (www.audible.fr), which launched in the first quarter of 2005. In February 2005, we established our wholly-owned subsidiary in the United Kingdom, known as Audible UK (www.audible.co.uk), which began commercial operations in June 2005. During 2005, we established a presence in Japan to support the procurement of Japanese audio content for delivery at iTunes Japan.

During 2005, we launched Audible Education, which we established to focus on the educational market segment. Audible Education is a mobile learning service for students, parents, educators and professionals with the mission of building literacy, developing study skills, improving learner comprehension, and expanding one’s knowledge through listening to downloadable digital content. Through a strategic partnership with Pearson Education, Audible developed and launched VangoNotes (www.vangonotes.com), study guides tied chapter-by-chapter to top college textbooks, in the fall of 2006. Over 200 guides are now jointly marketed by us and Pearson directly to students.

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

Demand for the Audible service is driven by the increasing usage of the Internet, the growth of handheld electronic devices that have digital audio capabilities, and the increasing number of hours commuters spend in traffic when they cannot otherwise read. In contrast to traditional radio broadcasts or satellite radio, the Audible service offers customers access to content of their choice and the ability to listen to what they want, when and where they want - whether commuting, exercising, working around the house, traveling, or simply relaxing. Unlike traditional and online bookstores, which are subject to physical inventory constraints and shipping delays, we provide a selection that is readily available in a digital format that can be quickly delivered over the Internet directly to our customers.

Our Solution

We have created the Audible service to give consumers the ability to download spoken digital content of their choice and to listen to this content when and where they want. The Audible service addresses the opportunity created by consumer demand for audio content, the emergence of the commercial Internet and the availability of a wide range of mobile, audio-enabled digital devices. We created the first service and platform for secure, digital delivery of premium spoken audio content over the Internet for playback on personal computers and mobile devices. Our service allows customers to program their listening time with personalized selections from a wide collection of spoken audio available at our Web sites, including entertainment, news, education and business information. We believe that we have assembled the largest and most diverse collection of premium spoken audio available for download on the Internet for playback on personal computers, handheld digital audio players, or to burn to CD for playback on a CD player.

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

Selection

At our Web sites, www.audible.com and www.audible.co.uk, and the Web sites of our related parties, www.audible.de and www.audible.fr, customers can browse and purchase from a large and diverse collection of readily available premium spoken content. We have over 45,000 titles available for purchase at our U.S. and UK web sites. Additionally, our related party web sites in Germany and France have nearly 45,000 programs available for purchase including certain titles from the U.S. or UK sites that we have worldwide rights to distribute in a wide variety of categories.  These offerings include timely digital spoken editions of leading newspapers and selected periodicals and popular and special interest radio and other short form programming, including interviews and commentaries. During 2006, we recorded an unabridged audio version of the Iraq Commission’s report within 24 hours of its publication. In 2007 we began to more aggressively record books that were unavailable for listening on CD’s or tapes. We also recorded The Chopin Manuscript, an original book written exclusively for distribution by Audible. Our collection also contains selections that are difficult to find or may not otherwise be readily or conveniently available to consumers elsewhere. Additionally, many of these audiobooks and publications are available at iTunes online stores in 22 different countries.

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

Listening Experience

Unlike terrestrial and satellite radio, which offer limited programming and no ability for the listener to control broadcast times, our service enables customers to take greater control of their time and their listening experience. Customers choose to listen to what they want, when and where they want. Additionally, customers can choose from three different fidelity options for their listening. Our service also allows customers to skip between selections or individual articles or chapters within selections. Customers can pause and resume listening where they left off and can “bookmark” multiple sections of content, rather than be constrained by the rewind and fast forward functions of cassette tape players.

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

Content Creators

We provide a new source of revenue for publishers of newspapers, magazines, journals, newsletters, professional publications and business information and producers of radio or TV broadcasts by creating new demand for content that is too timely for distribution on cassette tape or compact disc and generally too specialized for widely-broadcast radio programs. Additionally, our electronic delivery service offers publishers of audiobooks a new and profitable distribution channel for their existing audiobook content.

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

Device Manufacturers

Major manufacturers of audio-enabled digital players, such as Apple, Creative Labs, Dell, Garmin, Hewlett-Packard, Motorola, Oakley, Palm, Samsung, SanDisk, Sonos and Thomson have agreed to support and promote the secure playback of our content on their devices. In addition, during certain promotion periods, new customers who agree to join an AudibleListener membership plan for a set period of time have the option to receive Apple's iPod digital audio player. Our service provides these manufacturers with an attractive application that takes advantage of the audio capability of their digital audio devices, which may in turn increase their sales. In most cases, these manufacturers receive a percentage of the revenue generated over a specified period of time by each new customer referred by them. Such costs are recorded in marketing expenses.

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

The Audible Service

Our integrated spoken audio delivery service includes five components: (1) our Web sites, (2) our collection of digital audio content, (3) software for securing, downloading, managing, transferring, burning and playing audio selections, (4) a variety of AudibleReady players with proprietary technology and features that manage the listening experience, and (5) other services.

Web sites

There are Audible-branded Web sites in the U.S., the United Kingdom, Germany and France. Our U.S. Web site, www.audible.com, offers a large and diverse selection of premium digital spoken content in a secure format for download by customers. Visitors can browse, search for, sample, purchase, subscribe to, schedule, stream and download digital audio content. Customers can also contribute reviews and rate the content, which other customers may use as part of their purchasing decision. One hour of spoken audio in Audible's most popular format requires about eight megabytes of storage, and downloads to a listener's computer in approximately ten seconds using a high speed Internet connection. It then requires less than thirty seconds to transfer the content from the computer to an AudibleReady player. Customers are offered up to three different fidelity options, allowing them to trade off between fidelity and speed of download from the Internet.

Digital Audio Content

We currently offer digital spoken content, in four major categories:

·
Audiobooks. We offer a wide selection of audiobooks, in both abridged (typically three to 10 hours long) and unabridged (typically five to 20 hours long) versions, read by the authors or professional narrators.

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

·
Other short form programming. We offer popular and special-interest public radio and TV programs shortly after they are originally broadcast so customers have the flexibility to listen to these programs when and where they want. We offer audio versions of broadcasts such as This American Life, Marketplace, The News from Lake Wobegon, Car Talk, The Bob Edwards Show, Opie & Anthony, The Ricky Gervais Show and Charlie Rose.

·
Lectures, speeches, performances and other audio. We offer a broad selection of lectures, speeches, dramatic and comedic performances, educational and self-improvement materials, religious and spiritual content, and other forms of spoken content, many of which are difficult to find from any other source.

We currently have licensed Internet distribution rights to audio content from almost 600 publishers, producers of radio and TV content and other content creators. Our license agreements are typically for terms of one to five years, and many provide us with exclusive Internet distribution rights. Under these licensing arrangements, we pay the content creator a royalty from the sale of that content creator’s contents, based on either a fixed royalty amount or a percentage of net revenue. In some of our arrangements, we pay a guaranteed advance against the content creator's royalty earned.

In most cases, we license existing audio recordings from publishers and content creators. In other cases, such as with The New York Times, The Wall Street Journal, Pearson Higher Education and Harlequin, we record and produce audio versions of the print publications. In all cases, we convert the audio into a compressed, secure, digital format.

Audible Software

Our compilation of software consists of AudibleManager for downloading, managing, scheduling and playing audio selections, Audible Download Manager for iPods and Windows Media Player, AudibleAir for SMDs, and AudiblePlayer for Pocket PC PDAs and devices running the Palm Operating System.

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

Audible Download Manager allows a customer to download audio files directly from Audible.com into iTunes and/or Windows Media Player without using AudibleManager.  It also enables a customer to play Audible content using Windows Media Player.

AudibleAir allows a customer to download spoken word files from their library to their SMD wirelessly. It also enables listening to the spoken word file on their SMD.

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

A formal set of specifications defines the technical requirements that must be met by devices and by application software before they can be deemed AudibleReady. These requirements define internal functions, user experience related features, and aspects of the communication protocol between a device and the host software used to update its digital content. These specifications are provided to our partners when their devices and/or applications need upgrades meet the requirements.
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

Principal competitive factors include:

·	Price
·	Selection
·	Speed of delivery
·	Protection of intellectual property
·	Timeliness
·	Convenience
·	Functionality
·	Sound quality

Although we believe that we currently address these factors favorably in terms of technology and service, we cannot be certain that we can maintain our competitive position against current or new competitors, especially those new competitors with longer operating histories, greater name recognition and substantially greater financial, technical, marketing, management, service, support and other resources.

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

Audiobooks on cassette tape or compact disc have been available from a variety of sources for a number of years. Traditional bookstores, such as Borders and Barnes & Noble, and online bookstores, such as bn.com, offer a variety of audiobooks. Various rental services offer low pricing for time-limited usage of physical audiobooks on tape or CD, and libraries loan a limited selection of audiobooks. One or more of these competitors may develop a competing electronic service for delivering audio content. The online services soundsgood.com and e-Music.com offer digital downloads of spoken audio. Soundsgood.com also supplies MSN Music with spoken audio content.

Companies and portal companies including AOL or Yahoo! may in the future compete directly with us by selling premium spoken audio content for digital download. Competition from Web sites that provide streaming audio content is intense and is expected to increase significantly in the future. Online music services such as eMusic, Napster, Sony Connect and Real Network's Rhapsody offer a wide selection of streaming and downloadable music content. Other companies have announced their intention to launch music services in the future.

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

We believe that building awareness of the Audible®, audible.com®, and AudibleReady® and AudibleListener ® brand names is important to achieving widespread acceptance of our service by customers, content providers, device manufacturers, and marketing and distribution companies with which we have business relationships. To promote our brands, we intend to continue to register, maintain, and enforce our registrations and other rights in these marks in jurisdictions where we do business and plan to expand. However, if we fail in our efforts to promote and maintain our brand names, our business, operating results and financial condition could be materially adversely affected.

We also license some of our intellectual property to others, including our AudibleReady® technology and various trademarks and copyrighted material. While we attempt to ensure that the quality of our brand is maintained, others might take actions that materially harm the value of either these proprietary rights or our reputation.

Employees

As of December 31, 2007, we had a total of 172 employees in the United States and United Kingdom: 94 in operations, 34 in technology and development, 25 in marketing, and 19 in general and administrative. None of our employees are members of a union and our relationship with our employees is good.

We are a Delaware corporation that was incorporated in November 1995. Our principal executive offices are located at a 49,600 square foot office and recording studio facility at 1 Washington Park, Newark, New Jersey 07102. We relocated to this space in February 2007 from a facility at 65 Willowbrook Boulevard, Wayne, NJ 07470. Our telephone number is (973) 820-0400. Our Internet address is www.audible.com. Our Web site is not part of this annual report.

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

Recent Developments

On March 18, 2008, following the completion of a tender offer by AZBC Holdings, Inc. (“Purchaser”), a wholly-owned subsidiary of Amazon.com, Inc. (“Amazon”), Purchaser was merged into Audible, Inc. pursuant to an Agreement and Plan of Merger, dated January 30, 2008.  We are now a wholly-owned subsidiary of Amazon.

Item 1A. RISK FACTORS

Our business is subject to a number of risks discussed below or appearing or incorporated by reference in this annual report.

We have limited revenue, we have a history of losses, and we may not be profitable in the future.

We had losses from operations of $3.5 million, $12.0 million and $3.7 million respectively in 2005, 2006 and 2007. We can not assure you when we will become profitable, or if we do so, whether we will maintain profitability.

We are highly dependent upon the sales of our audio content through the Apple iTunes Store. During 2007, approximately 30% of our revenues were generated by selling our audio content through the Apple iTunes Store.  We cannot assure you those customers visiting the iTunes Store will continue to purchase the audio content that we provide.

We have previously identified material weaknesses in internal control over financial reporting and future deficiencies may adversely affect our operations.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on management's assessment of the effectiveness of our internal control over financial reporting. Additionally, our independent registered public accounting firm is also required to issue a report on the effective operation of our internal control over financial reporting.

While we have concluded that our internal control over financial reporting as of December 31, 2007 was effective, we cannot assure you that any of the measures we implement to remedy future deficiencies will effectively mitigate or remediate such deficiencies.  Additionally, ongoing compliance with Section 404 and the remediation of any future deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify will require us to incur significant cost and expend significant time and management resources.

If too many AudibleListener members refrain from using their audio credits on a timely basis, there will be a delay in recognizing the revenue until the credits are either used or expire.

The AudibleListener plans implemented in late 2005 include the ability for AudibleListener members to roll over a certain number of audio credits and download audio later in their membership periods. To the extent AudibleListener members roll over audio credits, the cash received from the sale of those audio credits will be reflected as deferred revenue. As the rolled-over credits are used to download audio or expire, the value of the credits will be recognized as revenue. If a significant number of AudibleListeners delay in using their audio credits, the recognition of revenue related to those audio credits will be delayed and can adversely affect our operating results. Primarily related to the ability of AudibleListener members to roll over their credits our deferred revenue liability, current, increased from $13.8 million as of December 31, 2006 to $18.7 million as of December 31, 2007.

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

We must minimize the rate of loss of existing AudibleListeners while adding new AudibleListeners. Recently this rate has begun to increase. AudibleListeners cancel their memberships for many reasons, including reasons related to changes in the available time they have for listening to spoken audio, a perception that they are not using their membership effectively, customer service issues that are not satisfactorily resolved, or competitive service offerings in this or other media, including the availability of free podcasts. We must continually add new AudibleListener members, which come at a cost, to both replace members who cancel and to grow our business beyond our current AudibleListener membership base. If too many AudibleListener members cancel their memberships, or if we are unable to attract new members in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of AudibleListener members cancel their memberships, we may be required to incur significantly higher marketing expenditures than we currently anticipate replacing those members.

The demand for our service is uncertain and consumers may not be willing to use the Internet to purchase spoken audio content, which could cause our business to grow more slowly.

There can be no assurance that our current business strategy will enable us to achieve profitable operations. While the downloading of audio content from the Internet as a method of distribution is gaining acceptance, growth and continued acceptance is highly uncertain, particularly in Germany, France, and the UK. Our success will depend in large part on more widespread consumer willingness to purchase and download spoken audio content over the Internet. Purchasing this content over the Internet involves changing purchasing habits, the willingness of consumers to engage in downloads, and if consumers are not willing to purchase and download this content over the Internet, our revenue will be limited, and our business will be materially adversely affected. We believe that acceptance of this method of distribution may be subject to network capacity constraints, hardware limitations, company computer security policies, the ability to change user habits, and the quality of the audio content delivered. While we believe we have had some measure of success in gaining continued acceptance of this method of distribution, including through our sales of content at the Apple iTunes Store, there can be no assurance that this will continue or that we will be able to gain continued acceptance in Germany, France, or the UK. It is also possible that in certain circumstances we will be unable to provide content requested by Apple, in which case Apple may elect to attempt to source that content on its own.

Our most significant expense, cost of content, can be significantly affected on short notice by certain large publishers reducing our profitability.

While we obtain content from over 600 different publishers, and the vast majority of our financial arrangements are multi-year contracts, several large publishers provide us rates for content that can change on a monthly basis.  While we historically have had good relationships with our publishers, there can be no assurance that this will continue in the future. A sudden and dramatic increase could either cause an increase in expenses or customer dissatisfaction if we chose to raise rates or make a certain publishers books unavailable for purchase.

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

Increasing availability of digital audio technologies may increase competition and reduce our revenue, market segment share and profitability.

If we do not continue to enhance our service and its capabilities and develop or adapt to new technologies, we will not be able to compete with new and existing distributors of spoken audio content. As a result, we may lose market segment share and our business would be materially adversely affected. The market segment for the Audible service is rapidly evolving and intensely competitive. We expect competition to intensify as advances in and standardization of digital audio distribution, download, security, management and playback technologies reduce the cost of starting a digital audio delivery system or a service that gathers audio content. This includes a trend toward the elimination or the requirement that audiobooks be digitally encrypted which may increase the number of retail competitors. To remain competitive, we must continue to license or develop technology internally that will enhance the features of the Audible service, our software that manages the downloading and playback of audio content, our ability to compress audio files for downloading and storage, and our security and playback technologies. Increased competition is likely to result in price reductions, reduced revenues, higher customer cancellation rates, higher content licensing costs, higher marketing costs and loss of market segment share, any of which could materially adversely affect our financial performance.

Our industry is highly competitive and we cannot assure you that we will be able to compete effectively.

We face competition in all aspects of our business and we cannot assure you that we will be able to compete effectively. We compete for consumers of audio content with other Internet-based audio distributors and distributors of audio on cassette tape or compact disc. We compete with others for relationships with manufacturers of electronic devices with audio playback capabilities. The business of providing content over the Internet is experiencing rapid growth and is characterized by rapid technological changes, changes in consumer habits and preferences, and new and established companies entering the field. We compete with (1) traditional and online retail stores, catalogs, clubs, and libraries that sell, rent, or loan audiobooks on cassette tape or compact disc, such as Audio Book Club, Borders, Barnes & Noble, and Amazon.com, (2) Web sites, including iTunes, that offer podcasts and streaming access to spoken audio content, (3) other companies offering services similar to ours, such as soundsgood.com, e-Music.com, spokennetwork.com, Simply Audiobooks, and LearningOutLoud, (4) online companies such as Google, AOL, Yahoo!, and Microsoft Network, with the potential to offer spoken audio content. Many of these companies have financial, technological, promotional, and other resources that are much greater than those available to us and could use or adapt their current technology, or could purchase technology, to provide a service directly competitive with the Audible service.

Capacity constraints and failures, delays, or overloads could interrupt our service and reduce the attractiveness of our service to existing or potential customers.

Any capacity constraints or sustained failure or delay in using our Web site could reduce the attractiveness of the Audible service to consumers, which would materially adversely affect our financial performance. Our success depends on our ability to electronically, efficiently and with few interruptions or delays distribute spoken audio content through our Web site to a large number of customers. Accordingly, the performance, reliability and availability of our Web site, our transaction processing systems and our network infrastructure are critical to our operating results. We have experienced periodic systems interruptions including planned system maintenance, hardware and software failures triggered by high traffic levels and network failure in the Internet and our Internet service providers. We believe the complexities of our software and hardware mean that periodic interruptions to our service are likely to continue. A significant increase in visitors to our Web site or simultaneous download requests could strain the capacity of our Web site, software, hardware and telecommunications systems, which could lead to slower response times or system failures. These interruptions may make it difficult to download audio content from our Web site in a timely manner. Moreover, the success and the availability of our services depends largely in part upon the continued growth and maintenance of the Internet infrastructure, including but not limited to; architecture, network, data capacity, protocols and security. Viruses spam and other acts of intentional malevolence may affect not only the Internet’s speed, reliability and availability but also its continued method of electronic commerce, information and user engagement. If the Internet proves unstable and cannot withstand the new threats and increased demands placed upon it, our business, Web sites and revenues could be adversely affected.

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

We currently have only two executive officers.  The loss of the services of either of these executive officers or other key employees could materially adversely affect our business. Our future success depends on the continued service and performance of our senior management and other key personnel, particularly Donald R. Katz, our Chairman and CEO. We have employment agreements with both of our executive officers.

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

We do not currently collect sales or other similar consumer taxes for the sale of downloadable content to residents of states other than New Jersey.  If we establish physical presence in other states, our sales to residents of such states may be subject to sales tax.  In addition, one or more states may require that we collect sales taxes when engaging in online commerce with consumers located in those states, even if we have no physical in-state presence.  We determined in 2007 that certain foreign jurisdictions require that companies located in the Unites States collect sales or similar taxes when engaging in online commerce with residents of those jurisdictions. Other foreign jurisdictions may enact similar requirements.

If one or more states or other foreign jurisdictions successfully assert that we should collect sales or other taxes on the sale of our content to consumers located in those states or foreign jurisdictions, which currently range from 5% to 25% of the cost of our content, the resulting increased cost to consumers could discourage them from purchasing our content.  This could have a material adverse effect on our revenue.  In addition, continuous changes in foreign tax regulations require us to ensure we are in compliance with these obligations as they arise.  It is expensive to maintain the requisite knowledge of taxing activities in the over 178 countries where we have customers.  Failure to collect taxes from non-resident United States consumers on a timely basis may necessitate that we pay these taxes from our revenues without contribution from the consumers who made the taxable purchase.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

In September 2006, we entered into a lease agreement for office space in Newark, NJ. We occupy two floors with an approximate space of 49,600 square feet. We relocated our corporate headquarters to this space in February 2007. The agreement expires in June 2014 and there is a one time only option to terminate the lease agreement after June 2012 upon 12 months prior written notice to the landlord. We believe our new facility provides us adequate space for the foreseeable future. We had an operating lease for office space in Wayne, NJ that was set to expire in December 2008. In September 2006, we notified the landlord of our intentions to terminate the office lease and made a $0.1 million cancellation payment, which are included in general and administrative expenses in the accompanying 2006 consolidated Statement of Operations. Audible UK leases furnished office space in London under a lease that expires in May 2008. We also lease office space in Tokyo, Japan where a local representative assists us to secure local Japanese content. This lease expires in June 2008.

Item 3. Legal Proceedings.

Various legal actions, claims, assessments and other contingencies arising in the normal course of business, in addition to the matters described below, are pending against us. All of these matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. We record accruals for losses related to those matters which we consider to be probable and that can be reasonably estimated. Although the ultimate amount of liability at December 31, 2007 that may result from those matters for which accruals have been recorded may differ, we believe that any amounts exceeding the recorded accruals would not be material to the consolidated financial position or results of operations.

New Jersey Class Action

Starting on or about February 22, 2005, several class actions were filed against the Company and two of the Company’s executives in the United States District Court for the District of New Jersey. The plaintiffs purported to represent a class consisting of all persons (other than the Company’s officers and directors and their affiliates) who purchased the Company’s securities between November 2, 2004 and February 15, 2005 (the “Class Period”). The plaintiffs alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under by failing to make complete and accurate disclosures concerning the Company’s future plans and prospects.  The individual defendants were also alleged to be liable under Section 20(a) of the Exchange Act.  All of the defendants were alleged to have sold stock at inflated prices during the Class Period.  In December 2005, the United States District Court for the District of New Jersey consolidated the class action, appointed a group of lead plaintiffs and appointed lead plaintiff’s counsel.  By prior agreement, the plaintiff’s consolidated amended complaint was filed on February 14, 2006.  The plaintiffs sought unspecified monetary damages and their reasonable costs and expenses, including counsel fees and expert fees.  The defendants moved to dismiss the pleading.  In March 2007, the Court granted the defendants’ motion to dismiss the plaintiffs’ consolidated amended complaint.  The plaintiffs filed a motion for reconsideration.  In December 2007, the Court denied the motion for reconsideration.  The time for an appeal has now expired without any appeal being filed.

In April 2005, a derivative action was filed in a New Jersey state court against the Company, the two executives named as individual defendants in the class actions described above, six of the Company’s outside directors, and three stockholders. The derivative action was based on the same factual allegations as the class actions described above and added allegations that the six outside directors named as defendants and/or the stockholders who nominated them sold stock at inflated prices at or about the time of the secondary offering of securities that the Company made in November 2004. The plaintiff in this derivative action purported to seek a recovery of the damages allegedly sustained by the Company rather than by investors who allegedly purchased securities at inflated prices.

In May 2005, the Company learned of a second derivative action, which was filed during April 2005 in the United States District Court for the District of New Jersey against the Company, the two executives named as individual defendants in the class actions described above, and all seven of the Company’s outside directors.  The derivative action was based on the same allegations as the class actions described above and added allegations that all of the individual defendants were responsible for an alleged failure of internal controls that resulted in the 45-day delay in the filing of the Company’s Form 10-K for 2004. The plaintiff in this derivative action purported to seek a recovery of the damages allegedly sustained by the Company rather than by investors who allegedly purchased securities at inflated prices.

The plaintiffs in the derivative actions voluntarily agreed to stay the derivative actions pending the outcome of the defendants’ motion to dismiss the securities class actions described above, but the courts instead chose to dismiss the actions without prejudice.  Now that the dismissal of the securities class actions is final, the Company does not presently anticipate that these derivative actions will be re-filed.

IPO Litigation

In June 2001, the Company was named as a defendant in a securities class-action filed in United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in July 1999.  The lawsuits also named certain of the underwriters of the IPO, including Credit Suisse First Boston Corporation, J.P. Morgan Chase & Co., Volpe Brown Whelan & Co., LLC, and Wit Capital Corporation, as well as officers and directors of the Company Andrew J. Huffman, Donald R. Katz, Andrew Kaplan, Richard Brass, R. Bradford Burnham, W. Bingham Gordon, Thomas P. Hirschfeld, Winthrop Knowlton, and Timothy Mott, as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”).  The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock.  An amended complaint was filed April 19, 2002.  The Company and the officers and directors identified above were named in the suits pursuant to Section 11 of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Exchange Act, and other related provisions.  The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the Court ruled on the motions.  The Court granted the Company’s motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against the Company.  The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company.  In addition, the individual defendants in the IPO Litigation, Donald R. Katz, Andrew P. Kaplan, Richard Brass, R. Bradford Buroham, W. Bingham Gordon, Thomas P. Hirschfeld, Winthrop Knowlton, and Timothy Mott signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

In June 2004, the agreement of partial settlement was submitted to the court for preliminary approval. The proposed partial settlement was between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.  On August 31, 2005 the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes.  The court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006.  The settlement fairness hearing occurred on April 24, 2006, and the court reserved decision at that time.

While the partial settlement was pending approval, the plaintiffs continued to litigate their cases against the underwriter defendants.  The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated.  The Company’s case is not one of these focus cases.  On October 13, 2004, the district court certified the focus cases as class actions.  The underwriter defendants appealed that ruling, and on December 5, 2006, the United States Court of Appeals for the Second Circuit reversed the district court’s class certification decision.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing.
 In light of the Second Circuit’s opinion, we informed the district court that the issuers’ settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the district court entered an order terminating the settlement agreement.  We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. On August 14, 2007, the plaintiffs re-pled their complaints against the focus cases and, on September 27, 2007, again filed motions for class certification.  The focus case issuer and underwriter defendants have moved for dismissal of these second amended complaints.  The motions for class certification are being briefed. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

Simmonds Litigation

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against Credit Suisse Group and JP Morgan Chase & Co., the lead underwriters of the Company’s initial public offering in July 1999, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p (b).  The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on July 16, 1999, through at least July 15, 2000.  It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions.  The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b).  We were named as a nominal defendant in the action, but have no liability for the asserted claims.  None of our directors or officers are named as defendants in this action.  On February 25, 2008, Ms. Simmonds filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint.  We have waived service and are in the process of considering what, if any, action to take in response to this litigation.  We believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

Digital Reg

On October 5, 2007, Digital Reg of Texas, LLC, a patent holding company, filed a complaint in the U.S. District Court for the Eastern District of Texas, alleging that the Company, among numerous other defendants, infringes a patent purportedly relating to the Company’s Digital Rights Management technology.  The Company intends to defend against the claim vigorously, but at this time is unable to predict the outcome of the suit or reasonably estimate any possible loss.

Merger Litigation

On February 20, 2008, two individuals who allege they are stockholders of Audible commenced an action in the Superior Court of New Jersey, Equity Division, Essex County against the Company, six of Audible’s seven directors, Amazon and an affiliate of Amazon.  The case is captioned Leah Solomon, et al. v. Donald R. Katz, et al.  The plaintiffs seek to represent a class consisting of all of Audible’s stockholders other than the defendants.  The plaintiffs allege that $11.50 per share was an inadequate price for Audible and that Audible’s directors breached their fiduciary duties by agreeing to sell Audible to Amazon at that price and by pursuing a defective sales process.  The plaintiffs allege that the Merger Agreement contained provisions which inappropriately limited the possibility that another potential buyer would make a superior bid.  The plaintiffs allege that Amazon and its affiliate aided and abetted the breaches of fiduciary by Audible’s directors.  Finally, the plaintiffs allege that the disclosures concerning the proposed transaction that were made by Audible in the Schedule 14D-9 were incomplete or inaccurate.  The plaintiffs sought to enjoin consummation of the proposed transaction or if consummated, to rescind it or to obtain an award of damages equivalent to rescission.  On February 29, 2008, the defendants entered into a memorandum of understanding with the plaintiffs pursuant to which Audible made the additional disclosures in their filings with the SEC related to the acquisition and the parties will ask the court to approve a settlement binding on the entire class pursuant to which the plaintiffs' claims will be dismissed with prejudice, the defendants will receive a general release, and the plaintiffs' counsel will be awarded attorneys' fees.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was traded on the The NASDAQ Stock Market LLC under the symbol "ADBL" from our public offering on July 16, 1999, through August 6, 2002, at which time we moved to the NASDAQ Small Cap Market. On February 18, 2003, our stock was delisted from the NASDAQ Small Cap Market and began trading on the Over-the-Counter Market (OTCBB) under the symbol "ADBLD". On July 1, 2004, our stock was relisted on the NASDAQ Small Cap Market under the symbol “ADBL”, and on November 16, 2004, returned to trading on The NASDAQ Stock Market LLC. On March 18, 2008, our common stock ceased to be traded on the NASDAQ Global Market in connection with the closing of our merger with a wholly-owned subsidiary of Amazon.com, Inc.  Prior to July 16, 1999, there was no established public trading market for any of our securities.

The following table sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock as reported on The NASDAQ Stock Market LLC.

	High	Low
2006
First Quarter	$13.08	$9.23
Second Quarter	$11.76	$8.52
Third Quarter	$9.18	$6.93
Fourth Quarter	$8.49	$7.10

2007
First Quarter	$11.24	$7.04
Second Quarter	$10.81	$9.01
Third Quarter	$13.18	$8.84
Fourth Quarter	$14.16	$8.84

2008
First Quarter (through March 17, 2008)	$11.60	$8.15

On March 17, 2008, the last day our stock was publicly traded on the NASDAQ Global Market, the last reported sale price of our common stock was $11.50 per share. As of March 26, 2008, we had one stockholder of record of our common stock, Amazon.

Securities Authorized for Issuance under Equity Plans

The following table sets forth information regarding our equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by security holders	2,363,266	$ 9.34	772,606
Equity compensation plans not approved by security holders	—	—	—
Total	2,363,266	$9.34	772,606

(1) Represents shares of common stock issuable in connection with such equity compensation plans.

Cash Dividends

We have never paid or declared any cash dividends on our common stock.

Recent Sales of Unregistered Securities

In October 2007, a warrant for 28,000 shares of common stock was exercised for less than $0.1 million in cash in accordance with the terms of the warrant agreement. The transaction was exempt under Section 4(2) of the Securities Act.

Performance Graph

The following graph shows the comparison of cumulative total return on our common stock, based on the market price of our common stock assuming reinvestment of dividends with a comparable return of the JP Morgan H & Q Internet 100 Index. The RDG Internet Composite Index and the Nasdaq Stock Market Index, for the period beginning December 31, 2002 through December 31, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Audible, Inc., The NASDAQ Composite Index
And The RDG Internet Composite Index

$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
12/02
3/03
6/03
9/03
12/03
3/04
6/04
9/04
12/04
3/05
6/05
9/05
12/05
3/06
6/06
9/06
12/06
3/07
6/07
9/07
12/07
Audible, Inc.
NASDAQ Composite
RDG Internet Composite

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information appearing elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 2006 and 2007 and for the years ended December 31, 2005, 2006 and 2007, are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 2003, 2004 and 2005, and for the years ended December 31, 2003 and 2004 are derived from our audited consolidated financial statements not included in this Form 10-K.

	Year Ended December 31,
	(dollars in thousands, except share and per share data)
Consolidated statement of operations data:	2003	2004	2005	2006	2007
Revenue, net:
Content and services revenue:
Consumer Content	$18,594	$33,838	$62,185	$80,217	$108,158
Point of sales rebates	(105)	(696)	(1,006)	(318)	(37)
Services	105	68	131	111	109
Total content and services revenue	18,594	33,210	61,310	80,010	108,230

Hardware revenue	666	695	612	431	310
Related party revenue	--	362	1,146	1,247	648
Other revenue	65	52	169	344	780
Total revenue, net	19,325	34,319	63,237	82,032	109,968

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	5,319	10,650	22,613	33,677	47,947
Discount certificate rebates	--	1,462	1,556	1,328	588
Total cost of content and services revenue	5,319	12,112	24,169	35,005	48,535
Cost of hardware revenue	2,085	2,188	2,934	1,953	616
Cost of related party revenue	--	126	256	637	476
Operations	3,843	5,146	9,355	12,168	14,887
Technology and development	4,785	5,030	8,239	16,984	18,324
Marketing	4,495	5,097	13,387	15,322	16,945
General and administrative	2,633	3,539	8,366	12,009	13,903
Total operating expenses	23,160	33,238	66,706	94,078	113,686

(Loss) income from operations	(3,835)	1,081	(3,469)	(12,046)	(3,718)

Loss on equity investment	--	--	--	(364)	(380)

Other income, net	25	221	2,077	2,975	3,535

(Loss) income before income taxes	(3,810)	1,302	(1,392)	(9,435)	(563)

Income tax expense	--	(1)	(1)	(14)	(160)

State income tax benefit	250	724	740	769	3,148

Net (loss) income	(3,560)	2,025	(653)	(8,680)	2,425

Dividends on preferred stock	(5,657)	(614)	--	--	--
Preferred stock discount	(1,444)	--	--	--	--
Charges related to conversion of convertible preferred stock	--	(9,873)	--	--	--
Total preferred stock expense	(7,101)	(10,487)	--	--	--

Net (loss) income applicable to common shareholders	$(10,661)	$(8,462)	$(653)	$(8,680)	$2,425

Basic net (loss) income applicable to common shareholders per common share	$(1.01)	$(0.40)	$(0.03)	$(0.36)	$0.10
Diluted net (loss) income applicable to common shareholders per common share	$(1.01)	$(0.40)	$(0.03)	$(0.36)	$0.10

Basic weighted average common shares outstanding	10,506,704	20,912,997 (1)	24,195,771	24,371,844	24,311,667
Diluted weighted average common shares outstanding	10,506,704	20,912,997 (1)	24,195,771	24,371,844	24,801,490

(1) Reflects the sale of stock from a secondary public offering and the conversion of preferred stock in 2004.

	As of December 31, (dollars in thousands)
	2003	2004		2005	2006	2007
Consolidated balance sheet data:
Cash and cash equivalents	$9,075	$13,296		$11,549	$14,925	$72,384
Short-term investments	$--	$48,386		$55,616	$51,295	$8,453
Total assets	$10,781	$64,774		$80,665	$82,776	$100,000
Non current liabilities	$59	$38		$287	$865	$2,280
Total stockholders' equity	$6,104	$57,091	(2)	$58,395	$50,466	$57,696

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

Overview

Our Business

Our goal is to be the preeminent supplier of spoken-word digital audio on the Internet. At our Web sites, our customers can select, purchase and download spoken audio of their choice from over 45,000 titles available for purchase at our U.S. and UK web sites. Additionally, our related party web sites in Germany and France have nearly 45,000 programs available for purchase including certain titles from the U.S. or UK sites that we have worldwide rights to distribute. Our AudibleListener membership plans provide our customers a wide variety of monthly and annual membership options, depending upon their listening preferences. Customers can access our content at our Web sites, www.audible.com (United States) and www.audible.co.uk (United Kingdom), or at our related parties Web sites, www.audible.de (Germany) and www.audible.fr (France), or at Amazon.com and at the Apple iTunes store.

Key Business Metrics

For 2007, we generated total net revenue of $110.0 million and produced net income of $2.4 million. For 2006, we generated total revenue, net of $82.0 million and incurred a net loss of $8.7 million.

As of December 31, 2007 we had total AudibleListeners of approximately 457,000 as compared to approximately 381,000 as of December 31, 2006, an increase of 20%. During 2007, we acquired approximately 261,000 new AudibleListeners, a decrease of 8% from approximately 285,000 newly acquired in 2006. However, 94% of new AudibleListener members acquired in 2007 were Gold or Platinum recurring revenue customers compared to 52% acquired in 2006. 6% of new AudibleListener members in 2007 and 48% in 2006 were basic AudibleListener or “Value” Plan members.

As of December 31, 2006 we had total AudibleListeners of approximately 381,000 as compared to approximately 245,000 as of December 31, 2005, an increase of 55.5%. During 2006, we acquired approximately 285,000 new AudibleListeners, an increase of 25%, from approximately 228,000 acquired in 2005. Total AudibleListeners at December 31, 2006 included 142,000 basic AudibleListener Plan members

During 2007, we chose to focus on Gold/Platinum members which have to pay a minimum of $149.50 annually for our products and services, compared to just $9.95 annually for the Value Plan. Since we ceased allowing new members early in 2007, we have experienced a decline in the number of Value plan members. Value Plan members totaled 133,000 as of December 31, 3007, a decrease from 142,000 as of December 31, 2006.

On a quarterly basis, we calculate monthly churn as the number of member cancellations in the period divided by the sum of AudibleListener members at the beginning of the period plus gross member additions, divided by three months.

The following table sets forth the average monthly churn in AudibleListener Members in 2006 and 2007:

	2006	2007
First Quarter	4.8%	3.0%
Second Quarter	3.5%	3.0%
Third Quarter	3.0%	3.3%
Fourth Quarter	2.6%	3.5%

Due in part to the change in strategy our churn rate increased in 2007. Churn, a measure of AudibleListener member cancellation, was 3.5% for the three months ended December 31, 2007, an increase from 2.6% for the three months ended December 31, 2006. The principal reason for the increase in churn during 2007 was a greater number of Value plan members who elected not renew their annual subscription plan on their anniversary date or who we were unable to contact to obtain permission for renewal.

Results of Operations

The following table sets forth certain financial data, as a percentage of total revenue during 2005, 2006, and 2007.

	Year Ended December 31,
	2005		2006		2007
Revenue, net:
Consumer content	98.3%		97.8%		98.4%
Point of sale rebates	(1.6	) %	(0.4	) %	(0.1	) %
Services	0.2%		0.1%		0.1%
Total content and services revenue	96.9%		97.5%		98.4%

Hardware revenue	1.0%		0.5%		0.3%
Related party revenue	1.8%		1.5%		0.6%
Other revenue	0.3%		0.5%		0.7%
Total revenue, net	100.0%		100.0%		100.0%

Operating expenses:
Royalties and other content charges	35.8%		41.1%		43.6%
Discount certificate rebates	2.5%		1.6%		0.5%
Total cost of content and services revenue	38.3%		42.7%		44.1%
Cost of hardware revenue	4.6%		2.4%		0.6%
Cost of related party revenue	0.4%		0.8%		0.4%
Operations	14.8%		14.8%		13.5%
Technology and development	13.0%		20.7%		16.7%
Marketing	21.2%		18.7%		15.4%
General and administrative	13.2%		14.6%		12.7%

Total operating expenses	105.5%		114.7%		103.4%

Loss from operations	(5.5	) %	(14.7	) %	(3.4	) %
Loss on equity investment	--		(0.4	) %	(0.4	) %
Other income, net	3.3%		3.6%		3.2%
Loss before income taxes	(2.2	) %	(11.5	) %	(0.6	) %
Income tax expense	--		--		(0.2)
State income tax benefit	1.2%		0.9%		2.9%
Net (loss) income	(1.0	) %	(10.6	) %	2.1%

Total Content and Services Revenue

The following is our content and services revenue for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		Percentage Change
2005	2006	2007	2006 vs. 2005	2007 vs. 2006	2006 vs. 2005	2007 vs. 2006

$61,310	$80,010	$108,230	$18,700	$28,220	30.5%	35.3%

Content and services revenue consists of AudibleListener membership revenue, revenue from single (a la carte) title sales, revenue from subscriptions, revenue from sales at the Apple iTunes Store and library revenue. We deduct the cost of point of sale rebates from content and services revenue. Content and services revenue grew due to an increase in sales at Apple iTunes Store, as well as growth in our more valuable AudibleListener memberships and a la carte sales. AudibleListener membership growth was driven mainly through online marketing channels, specifically promotions of the new membership programs introduced in December 2005.

Year-end AudibleListener membership grew from approximately 245,000 at December 31, 2005, to 381,000 at December 31, 2006 and 457,000 at December 31, 2007. A higher percentage of our members were more valuable Gold/Platinum members at December 31, 2007 which was responsible for growth in our Audible.com revenue.

Approximately $9.5 million, $19.5 million, and $32.8 million of our content and services revenue is derived from sales of Audible content at the Apple iTunes Store, in 2005, 2006, and 2007, respectively. Our customer count and AudibleListener membership count excludes customers that purchase Audible content directly from the Apple iTunes Store. As we continue to acquire new AudibleListener members who may choose to rollover their audio credits, our ability to recognize revenue will depend upon audio credit usage patterns of individual members.  This will result in an increase in deferred revenue and may result in a decrease or slower growth in our revenue as compared to prior periods.

Hardware Revenue

The following is our hardware revenue for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		Percentage Change
2005	2006	2007	2006 vs. 2005	2007 vs. 2006	2006 vs. 2005	2007 vs. 2006

$612	$431	$310	$(181)	$(121)	(29.6)%	(28.1)%

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

Hardware revenue decreased from 2005 to 2006 and from 2006 to 2007 primarily due to a reduction in devices shipped during the periods and a de-emphasis of hardware as a means of acquiring new members. We anticipate that hardware revenue will continue to decline during 2008 for these same reasons.

Related Party Revenue

The following is our related party revenue for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		Percentage Change
2005	2006	2007	2006 vs. 2005	2007 vs. 2006	2006 vs. 2005	2007 vs. 2006

$1,146	$1,247	$648	$101	$(599)	8.8%	(48.0)%

Related party revenue consists of revenue recognized in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004. The agreement with France Loisirs called for an initial 24-month term which was mutually extended through March 2010. Related party revenue for 2005, 2006 and 2007, included $0.5 million, $0.4 million and $0.1 million, respectively, in fees earned from our agreement with France Loisirs. This represents the straight-line recognition of $1.0 million in fees we are entitled to receive pursuant to the arrangement, which was being recognized over the initial 24-month term of the original agreement through September 14, 2006, as well as $0.1 million, $0.2 million and $0.1 million, respectively, in billings to France Loisirs for certain consulting services and reimbursement of related incremental costs.

Related party revenue for 2005, 2006 and 2007, also included $0.4 million, $0.4 million and $0.1 million, respectively, in fees earned under our agreement with Audible Germany, as well as $0.1 million, $0.4 million and $0.4 million, respectively, in billings to Audible Germany for certain consulting services and reimbursement of related incremental costs incurred by us in connection with our license and services agreement. Revenues in this category are unlikely to change significantly in 2008.

Other Revenue

The following is our other revenue for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		Percentage Change
2005	2006	2007	2006 vs. 2005	2007 vs. 2006	2006 vs. 2005	2007 vs. 2006

$169	$344	$780	$175	$436	103.6%	126.7%

Other revenue in 2005 and 2006 and 2007 primarily included $0.1 million, $0.3 million and $0.5 million, respectively of revenue earned under a product development agreement with a publishing partner, which commenced in May 2005.  The fees are being amortized on a straight-line basis as fees are billed over a 58 month period beginning in the month we commenced production of audio (July 2005) through the expiration of the agreement. Other revenue in the 2007 period also included $0.3 million in revenue share earned in connection with our agreement with Apple.

As of December 31, 2007 we billed the publisher $1.7 million, of which $1.6 million had been received as of December 31, 2007, in connection with this agreement. As of December 31, 2006, we billed the publisher $1.2 million, of which $0.9 million had been received as of December 31, 2006. As of December 31, 2005, we billed the publisher $0.5 million, of which $0.5 million had been received as of December 31, 2005.

Cost of Content and Services Revenue

The following is our cost of content and services revenue for the last three years (dollars in thousands):

Cost of Content and Services:	Year Ended December 31,			As a Percentage of Total Content and Services Revenue
	2005	2006	2007	2005	2006	2007

Royalties and other content charges	$22,613	$33,677	$47,947	36.9%	42.1%	44.3%
Discount certificate rebates	1,556	1,328	588	2.5%	1.7%	0.5%
Total cost of content and services revenue	$24,169	$35,005	$48,535	39.4%	43.8%	44.8%

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

Royalties and other content charges as a percentage of total content and services revenue increased in 2005, 2006 and 2007 to 36.9%, 42.1% and 44.3% respectively. This increase was primarily due to the increasing percentage of revenue from sales at the Apple iTunes Store, which yields a higher royalty cost as a percentage of revenue, the impact of higher royalty rates from certain publishers, the impact of our new Gold and Platinum membership plans, in which, royalties are incurred on revenue that may be deferred if the straight-line revenue is less than the proportional performance revenue, and the impact of the 30% a la carte discount offered under our new basic membership plan.

Royalties and other content charges as a percentage of total content and services revenue will continue to increase if sales at Apple iTunes represent a larger share of future total revenue and/or content providers increase rates and we do not change our billing fees.

Cost of Hardware Revenue

The following is our cost of hardware revenue for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		As a Percentage of Hardware Revenue
2005	2006	2007	2006 vs. 2005	2007 vs. 2006	2005	2006	2007

$2,934	$1,953	$616	$(981)	$(1,337)	479.4%	453.1%	198.7%

Cost of hardware revenue consists of the cost of digital audio players that are given away or sold to customers.

In the 2005 period, we changed the model of the digital audio player we offered to new AudibleListener members to an Apple iPod. The Apple iPod was more expensive than the device we previously provided so the Company made a strategic change and began to phase out using this method to acquire new members.

The cost of hardware revenue decreased in 2005 when compared to 2006 as well as from 2006 to 2007. The decrease in the 2007 period was primarily due to a reduction in the number of digital audio players given away to customers.

Cost of Related Party Revenue

The following is our cost of related party revenue for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		As a Percentage of Related Party Revenue
2005	2006	2007	2006 vs. 2005	2007 vs. 2006	2005	2006	2007

$256	$637	$476	$381	$(161)	22.3%	51.1%	73.5%

Cost of Related Party Revenue consists of costs we have incurred in connection with our agreements with France Loisirs and Audible Germany, which were entered into in September 2004.

Cost of related party revenue for 2005, 2006 and 2007 included $0.1 million, $0.2 million and $0.1 million, respectively, for France Loisirs, and $0.1 million, $0.4 million and $0.5 million, respectively, for Audible Germany. These costs primarily consisted of payroll costs related to services performed for France Loisirs and Audible Germany by certain employees of our technology, development, and audio departments.

Operations

The following is our operations expense for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		As a Percentage of Total Content and Services Revenue
2005	2006	2007	2006 vs. 2005	2007 vs. 2006	2005	2006	2007

$9,355	$12,168	$14,887	$2,813	$2,719	15.3%	15.2%	13.8%

Operations expense consists of payroll and related expenses for content acquisition, education, editorial, audio recording and conversion, programming, customer service and credit card fees. Related expenses include outside consultants and professional fees, credit card processing fees, and audio recording fees.

Operations expense increased in 2007 versus 2006 primarily due to $2.3 million in higher personnel expenses, including incentive compensation, and $0.4 million in higher credit card fees due to an increase in volume and dollar value processed.

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

Share-based compensation expense related to the adoption of Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS No. 123R”) on January 1, 2006, which is included in personnel expense, amounted to $1.1 million in 2007, $1.1 million in 2006, and $0.2 million in 2005.

Technology and Development

The following is our technology and development expense for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		As a Percentage of Total Content and Services Revenue
2005	2006	2007	2006 vs. 2005	2007 vs. 2006	2005	2006	2007

$8,239	$16,984	$18,324	$8,745	$1,340	13.4%	21.2%	16.9%

Technology and development expense consists of payroll and related expenses for information technology, systems and telecommunications infrastructure, as well as technology licensing fees.

Technology and development expense increased in 2007 versus 2006 primarily due to $1.3 million in higher personnel expenses, including incentive compensation.

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

Share-based compensation expense related to the adoption of SFAS No. 123R on January 1, 2006, which is included in personnel expense, amounted to $1.1 million in 2007, $1.0 million in 2006, and $0.1 million in 2005.

Marketing

The following is our marketing expense for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		As a Percentage of Total Content and Services Revenue
2005	2006	2007	2006 vs. 2005	2007 vs. 2006	2005	2006	2007

$13,387	$15,322	$16,945	$1,935	$1,623	21.8%	19.2%	15.7%

Marketing expense consists of payroll and related expenses for personnel in marketing and business development, as well as advertising expenditures and other promotional activities. Revenue sharing and bounty payments which we make to our partners, and shipping and handling costs associated with selling digital devices are also included in marketing expense.

Marketing expense increased in 2007 versus 2006 primarily due to $0.8 million in higher personnel costs, including incentive compensation, $0.4 million in higher outside services, and $0.4 million in higher advertising and promotional expenses.

Marketing expense was higher in 2006 than 2005 primarily due to increases of $1.4 million in personnel costs, $0.5 million in advertising and promotional expenses and $0.2 million in outside services. This was partially offset by a decrease of $0.3 million in hardware shipping costs. The increase in advertising and promotional was directed toward marketing campaigns and new promotions to increase members as we added approximately 285,000 AudibleListener plan members.

The increased personnel costs were partially a result of the share-based compensation expense related to the adoption of SFAS No. 123R on January 1, 2006, which amounted to $1.2 million in 2007, $1.1 million in 2006, and $0.1 million in 2005.

General and Administrative

The following is our general and administrative expense for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		As a Percentage of Total Content and Services Revenue
2005	2006	2007	2006 vs. 2005	2007 vs. 2006	2004	2005	2006

$8,366	$12,009	$13,903	$3,643	$1,894	13.6%	15.0%	12.8%

General and administrative expense consists primarily of payroll and related expenses for executive, finance and administrative personnel. Also included are legal and audit fees, public company expenses and other corporate expenses.

General and administrative expense increased in 2007 versus 2006 primarily due to $1.6 million in higher personnel expenses, including incentive compensation and $0.2 in higher depreciation expense related to our move to our new offices in February 2007.

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

The increased personnel expenses were partially a result of share-based compensation expense related to the adoption of SFAS No. 123R on January 1, 2006 which is included in personnel expense, amounted to $2.8 million in 2007, $2.7 million in 2006, and $0.6 million in 2005.

Loss on Equity Investment

The following is our loss on equity investment for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		Percentage Change
2005	2006	2007	2006 vs. 2005	2007 vs. 2006	2006 vs. 2005	2007 vs. 2006

$--	$364	$380	$364	$16	--	4.4%

Loss on equity investment consists of the equity method losses related to our investment in Audible Germany.

The $0.4 million loss on equity investment recording in 2007 includes $0.3 million loss on a pro-rata basis Audible’s share of loss on its investment made in August 2007 in Audible Germany under the equity method, and $0.1 million when Audible agreed to contribute as additional non-cash equity investment in Audible Germany amounts owed to it by Audible Germany.

The $0.4 million loss recorded in 2006 respectively, was recorded when Audible agreed to contribute as additional equity investment in Audible Germany amounts owed to it by Audible Germany. The investment was written down to zero as we recorded our share of current losses up to the amount of our investment.

For the year ended December 31, 2005 there were no equity losses to record, as we had not funded any losses or made any monetary contributions.

We currently have an investment balance of $0.7 million in our German joint venture. We do not expect the German joint venture to generate income in 2008.

Other Income, net

The following is our other income, net for the last three years (dollars in thousands):

Year Ended December 31,			Dollar Change		Percentage Change
2005	2006	2007	2006 vs. 2005	2007 vs. 2006	2006 vs. 2005	2007 vs. 2006

$2,077	$2,975	$3,535	$898	$560	43.2%	18.8%

Other Income, net consists of interest income and interest expense. The increase in other income, net during 2006 versus 2005, and 2007 versus 2006, was mainly due to an increase in interest earned on the investment of funds in short-term investments, which consisted of governmental agency notes and mortgage-backed securities. We began to make these investments in November 2004, following the completion of a secondary offering of our common stock.

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

In July 2006, we entered into a global master agreement with Apple Computer, Inc. that replaced the principal agreements we entered into with Apple during 2002 and 2003. We continue to recognize revenue from audio book sales made at the Apple iTunes Store in the period when the content is purchased and delivered. The new agreement provides that the revenue is formula-driven, based upon the selling price on the iTunes Store and the content cost. Under the old agreements, the revenue was a fixed price, based upon a percentage of either the manufacturer’s suggested retail price or amount the item was sold for on the Audible service. This change in payment structure resulted in a change in the manner in which we calculate revenue under the new agreement. The new revenue formula was implemented January 1, 2007.

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

Services Revenue

Services revenue primarily consists of corporate, library and school sales. Where applicable, the Company recognizes service revenue as services are performed after persuasive evidence of an agreement exists, the price is fixed, and collection of cash is reasonably assured. Collectibility is based on past transaction history and credit-worthiness of the customer.

Hardware Revenue

Hardware revenue consists of sales of AudibleReady digital audio players. Most of the our AudibleReady digital audio devices are sold at a discount or given away when a customer signs up for a three or six-month or one-year commitment to an AudibleListener membership. For multiple-element arrangements in which a customer signs up for a membership and receives an audio player for free, revenue is first allocated to the two elements (device and membership) using the relative fair value method under EITF No. 00-21. However, the delivered item (hardware) is limited to the non-contingent consideration, which, for a free device, consists of only shipping and handling fees. The free hardware device reflects the subsidy incurred to acquire a customer with a commitment to AudibleListener. For players sold separately, hardware revenue is recognized upon shipment of the device, pursuant to a customer order and credit card authorization and includes amounts received for shipping and handling.

Related Party Revenue

Related party revenue is revenue earned under agreements with Audible Germany (Note 8) and France Loisirs (Note 9).

Revenue under the Audible Germany agreement includes $0.1 million earned per quarter over the initial 30-month term of the agreement, which began on August 30, 2004. All amounts related to the original 30-month agreement with Audible Germany had been recognized as of March 31, 2007.

Revenue under the France Loisirs agreement includes a $1.0 million technology licensing fee that was recognized on a straight-line basis over the initial 24-month term of the agreement, which began on September 15, 2004. Of the $1.0 million, France Loisirs has paid the full $1.0 million as of December 31, 2006 and all revenue related to this agreement was recognized as of December 31, 2006.

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

Other Revenue

Other revenue for the years ended December 31, 2005, 2006 and 2007 primarily includes revenue earned from a product development and distribution agreement, which is being recognized on a straight-line basis over a 58-month period.

For the year ended December 31, 2007 we also recognized revenue as part of a revenue sharing deal with Apple.

For the year ended December 31, 2005 commissions earned for referring customers to a retail partner to purchase a digital audio device, was recognized in the period when the customer's purchase was completed.

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

Internal-Use Software

In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, all costs incurred for the development of internal use software that relate to the planning and post-implementation phases of the development are expensed. Direct costs incurred in the development phase are capitalized and recognized over the software's estimated useful life, generally two years, commencing at the time the software is ready for its intended use. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We review the capitalized software costs for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows undiscounted and without interest, is less than the carrying amount of the related asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. Actual cash flows could differ from our expectations.

Employee Stock-Based Compensation Arrangements

In accordance with SFAS 123(R), we measure compensation cost for stock awards at fair value and recognize compensation over the requisite service period for awards expected to vest. Estimating the portion of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded in the period estimates are revised. We consider several factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. We also consider several factors to estimate expected volatility and expected life of the option. Actual results, and future estimates, may differ substantially from our current estimates.

Liquidity and Capital Resources

From inception through the date prior to our initial public offering, we financed our operations through private sales of our redeemable convertible preferred stock and warrants. Net proceeds from the sales of redeemable convertible stock and warrants prior to our initial public offering were $28.7 million. In July 1999, we completed our initial public offering and received net proceeds of $36.9 million. From the time of our IPO, we have raised $15.9 million in net proceeds through the private sale of shares of our convertible preferred stock (all of which were subsequently converted to common stock), $4.2 million in net proceeds through the private sales of our common stock, $3.7 million in net proceeds through the exercise of common stock options, and $2.3 million in net proceeds through the exercise of common stock warrants. In November 2004, we completed a follow-on public offering of our common stock resulting in net proceeds of approximately $46.5 million.

As of December 31, 2007, our cash and cash equivalents balance was $72.4 million. In addition, as of December 31, 2007, we had $8.5 million in short-term investments which we intend to hold until maturity.

Cash Requirements

The following table shows future cash payments due under our commitments and obligations as of December 31, 2007:

Year (In Thousands)	Operating Leases (1)	Service Agreements	Royalty Obligations (2)	Purchase Commitments	Total
2008	$1,055	$1,783	$114	$1,898	$4,850
2009	1,068	189	--	--	1,257
2010	1,141	--	--	--	1,141
2011	1,215	--	--	--	1,215
2012	1,259	--	--	--	1,259
Thereafter	1,996	--	--	--	1,996
Total	$7,734	$1,972	$114	$1,898	$11,718

(1) Of the $7.73 million in total operating leases, $7.67 million is related to our new office lease agreement signed in September 2006 that began in March 2007 and expires in February 2014.

(2) The $0.1 million in total royalty obligations is recorded in accrued expenses in the accompanying December 31, 2007 consolidated Balance Sheet.

Lease Obligations

In September 2006, we entered into a lease agreement for office space in Newark, New Jersey. We occupy two floors with an approximate space of 49,600 square feet. We relocated our corporate headquarter to this space in February 2007. The agreement expires in June 2014 and there is a one time only option to terminate the lease agreement after June 2012 upon 12 months prior written notice to the landlord. We believe our new facility provides us adequate space for the foreseeable future. We had an operating lease for office space in Wayne, NJ that was set to expire in December 2008. During the third quarter of 2006, we notified the landlord of our intentions to terminate the office lease and made a $0.1 million cancellation payment during the quarter ended September 30, 2006, which is included in general and administrative expenses in the accompanying consolidated Statement of Operations. Audible UK leases furnished office space in London under a lease that expires in May 2008. We also lease office space in Tokyo, Japan where a local representative assists us to secure local Japanese content. This lease expires in June 2008. Total future minimum lease obligations as of December 31, 2007 under the lease arrangements are $7.7 million.

Rent expense of $0.6 million, $1.0 million, and $1.2 million was recorded under operating leases for the years ended December 31, 2005, 2006 and 2007, respectively. Access to the space for the new corporate office was provided to us at the time the lease was executed in September 2006, so we could design and develop the office as needed in order to move in timely during the first quarter of 2007. Based on our evaluation, we included this period in calculating the straight-line rent expense and amortization of landlord allowances. Included in rent expense for the year ended December 31, 2006 is $0.3 million for this “rent holiday” period. Rent expense in the 2007 is net of a $0.1 million reduction due to the amortization of $1.1 million reimbursement of leasehold improvement expenses paid by the landlord under the terms of the lease.

Service Agreements

We have entered into operational and marketing agreements or purchase orders with various vendors to provide certain contracted services. The majority of the amounts committed are for hosting services related to our Web site. Most of our service agreements are cancellable but require significant penalties for cancellation.

Royalty Obligations

Royalty obligations represent payments to be made to various content providers pursuant to minimum guarantees under their royalty agreements, net of royalties paid. The royalty obligations recorded in the accompanying consolidated Balance Sheets are classified between current and non-current based on the payment terms specified in the agreements, and relate to audio content that has been delivered to us. Royalty obligations pursuant to minimum guarantees for audio content to be delivered in the future are reflected as a commitment in the table.

Purchase Commitments

Purchase commitments represent agreements we made for future purchases of goods and services. The balance primarily consists of goods and services related to customer rebates, technology and development services and marketing services.

Sources and Uses of Cash (dollars in thousands)

	December 31,
	2005	2006	2007
Operating Activities	$11,779	$7,173	$23,353
Investing Activities	(14,39292)	173	35,506
Financing Activities	864	(3,968)	(1,394)
Exchange Rate	2	(2)	(6)
	$(1,747)	$3,376	$57,459

Operating Activities

Net cash provided by operating activities of $23.4 million in 2007 resulted from our net income of $2.4 million which included non-cash items, depreciation of $5.3 million and stock based compensation of $6.2 million. Additionally our balance in deferred revenue increased by $4.8 million due to the payment by customers of fees prior to the consumption of services and we had an increase of $5.4 million in deferred compensation related to our incentive compensation. These items were offset in part by a decrease of $1.5 million in accounts payable, a decrease of $1.4 million in accrued expenses and $1.0 million decrease in accrued royalties.

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

Investing Activities

Net cash provided by investing activities was $35.5 million in 2007. This increase was due primarily to $43.7 million in net proceeds from maturity of short-term investments, offset in part by a net of $7.2 million in capital expenditures and capitalized software development and a $1.0 million investment in Audible Germany.

Net cash provided by investing activities was $0.2 million in 2006. This was the net of $5.2 million in capital expenditures and capitalized software development offset by $5.3 million net proceeds from maturity of short-term investments.

Net cash used in investing activities in 2005 related to net purchases of short-term investments of $6.0 million, purchases of property and equipment of $3.7 million, and expenditures on software development costs of $4.6 million.

Financing Activities

Net cash used in financing activities in 2007 resulted primarily from repurchase of $1.4 million in treasury stock at cost, $0.6 million in payment of taxes due to vested restricted stock, offset in part by proceeds from exercise of $0.6 million of common stock options and common stock warrants.

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

As of December 31, 2007, we had net operating loss carry-forwards for federal income tax purposes of approximately $116.0 million, which begin to expire in 2010 if not used to offset future taxable income. As of December 31, 2007, we had net operating loss carry-forwards for New Jersey income tax purposes of approximately $32.5 million which begin to expire in 2008 if not used to offset future taxable future. As of December 31, 2007, the Company has foreign net operating losses of $2.3 million which can be carried forward indefinitely.

As a result of selling certain of our New Jersey state income tax loss benefits for cash, we realized $0.7 million, $0.8 million and $3.1 million in state income tax benefits during the years ended December 31, 2005, 2006 and 2007 respectively. We cannot assure you that this program will be available to us in the future.

New Accounting Standards

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. All valuation adjustments will be recognized as cumulative-effect adjustments to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. We do not believe that SFAS No. 157 will have a material effect on our consolidated financial statements. The FASB may delay a portion of this standard.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations , and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a.) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K,

b.) Management's Report on Internal Control over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation under the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our management concluded that our internal control ..over financial reporting as of December 31, 2007 was effective based on those criteria.

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
Throughout 2007, we made the remediation of the material weaknesses that have been identified above a significant priority for us and we undertook the corrective efforts to remediate the material weaknesses noted above. The remedial actions associated with these material weaknesses included the following:

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

During the fourth quarter of 2007, we completed our testing and concluded that the newly implemented controls discussed above were designed and operating effectively as of December 31, 2007.

McGladrey & Pullen, LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting. This audit report is included in Item 9A.c.below.

c.) Independent Registered Public Accounting Firm's Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Audible Inc.

We have audited Audible Inc. and subsidiary’s internal control over financial reporting as of December 31, 2007, based on "criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)."Audible Inc. and subsidiary management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Audible Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on "criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Audible and subsidiary as of December 31, 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended and our report dated March 27, 2008, expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
New York, New York
March 27, 2008

d.) Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

The following information concerning our current directors and key executive officers is as of March 26, 2008.

Donald R. Katz, age 56, has served as a director since co-founding the Company in November 1995 and was, prior to the Effective Time, the Chairman of our Board of Directors since April 1999. Since July 2001, Mr. Katz has been serving as our Chief Executive Officer. From October 1999 to February 2000 and from November 1995 to March 1998, Mr. Katz served as our President and Chief Executive Officer. Prior to co-founding the Company, Mr. Katz was an author, business journalist and media consultant for over 20 years.

William H. Mitchell, age 50, has been our Chief Financial Officer since November 2006 and a director since March 2008. Prior to joining the Company, Mr. Mitchell was the Chief Financial Officer of Viewpoint Corporation, an internet marketing technology company. From July 2002 to August 2003, Mr. Mitchell served as Chief Financial Officer of MaxWorldwide, Inc., an Internet-based provider of marketing solutions for advertisers and web publishers. From January 2001 to July 2002, Mr. Mitchell served as Chief Financial Officer for Tally Systems, Inc., a software development company.

Anthony T. Nash, age 50, has been our Vice President-Corporate Controller since August 2006 and a director since March 2008.  Mr. Nash joined Audible in February 1997 and has held various financial roles within the Company including, Director of Finance and Senior Director of Finance.  Mr. Nash has over twenty-five years of finance and accounting experience in various industries.

Code of Ethics and Business Conduct

Prior to the Effective Time, our Board of Directors had adopted a written code of ethics and business conduct, a copy of which is available on the corporate governance section of our web site, www.audible.com. We required all of our officers, directors and employees to adhere to this code in addressing the legal and ethical issues encountered in conducting their work. The code required that employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity. Employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the code. The Sarbanes-Oxley Act of 2002 requires companies to have procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. We currently have such procedures in place.

Upon the Effective Time, Audible became a wholly-owned subsidiary of Amazon.com and became subject to Amazon.com’s written code of business conduct and ethics, a copy of which is available on the corporate governance section of Amazon.com’s web site, www.amazon.com/ir.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and executive officers must file reports with the Securities and Exchange Commission indicating the number of shares of our common stock they beneficially own and any changes in their beneficial ownership. Copies of these reports must be provided to us. Based on our review of these reports and written representations from the persons required to file them, we believe each of our directors and executive officers filed all required reports during 2007 in a timely fashion, with the following exceptions: Mr. Rogers failed to timely file one Form 4 relating to two grants of restricted stock units. Mr. Katz failed to timely file two Form 4s relating to one grant of restricted stock units, one grant of options and the receipt of common stock upon the settlement of restricted stock units. All such Form 4 filings subsequently were made.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

Prior to its dissolution upon the Effective Time, the Compensation Committee of our Board of Directors was responsible for establishing, implementing, and overseeing all aspects of our compensation philosophy. Its main objectives were to attract and retain the most talented and dedicated executives possible, to establish incentives to motivate these individuals to reach our corporate goals, and to encourage the promotion of internal equity and external competitiveness by ensuring that our compensation policies will enable us to retain our most talented people.

Compensation Strategy

To meet these goals, we created a compensation package that was competitive and rewards executive performance with a mix of compensation components. We used various national and local compensation surveys to develop our compensation strategy and plans, and referred to these surveys for executive compensation purposes. Our compensation components included a base salary, equity-based incentives for all employees and discretionary cash bonuses. We adjusted the mix of compensation components from year to year based on overall performance and an executive’s individual contributions.

Elements of Compensation

Our Compensation Committee evaluated individual executive performance with a goal of setting compensation at levels commensurate with executives in other companies of similar size and stage of development operating in the industry while taking into account their relative performance and our own strategic goals. There were five major elements that comprised the compensation program: (i) base salary; (ii) annual incentive opportunities, including bonuses; (iii) long-term incentives, such as equity awards; (iv) retirement benefits; and (v) change-in-control and severance benefits.

Base Salary. Executive base salary was adjusted periodically based on financial results and performance on developmental objectives that we believed were critical to its long-term progress. These objectives included progress on our business plan objectives and staff development.

Bonus. Prior to 2007, we annually determined whether to pay bonuses and approved executive bonuses based upon the achievement of earnings and performance objectives that it believed were critical to our long-term progress and success. Bonuses were payable to officers, managers, and key employees based upon the recommendation of the Chief Executive Officer. The Compensation Committee approved the bonuses for each of the named executive officers.

With respect to Mr. Katz’s bonus, his prior employment agreement provided that he was eligible to receive an annual bonus of up to 25,000 shares of common stock under our 1999 Stock Incentive Plan. Mr. Katz’s prior employment agreement provided that 50% of the annual bonus is granted at the discretion of the Compensation Committee, and 50% is based on meeting mutually certain mutually agreed-upon individual objectives and corporate performance levels relative to budgeted revenue and earnings before interest, taxes, depreciation, and amortization are met. On January 29, 2008, pursuant to the terms of his prior employment agreement, Mr. Katz was awarded 25,000 shares of common stock in connection with meeting 2007 performance targets, which became payable at the Effective Time. Upon the Effective Time, Mr. Katz’s previous employment agreement was cancelled and he entered into a new employment offer letter with Amazon to serve as our President and Chief Executive Officer.

With respect to Mr. Mitchell’s bonus, his prior employment agreement provided for an annual target payout of 50% of his base salary and with a minimum annual payout during 2007 of $80,000. The actual bonus payout in excess of the minimum annual amount was to be determined based upon meeting mutually agreed-upon individual and corporate performance levels. On January 29, 2008, pursuant to the terms of his prior employment agreement, Mr. Mitchell was awarded $55,000, in addition to the $80,000 minimum annual payout, in connection with meeting 2007 performance targets. The additional $55,000 bonus was paid on March 10, 2008. Upon the Effective Time, Mr. Mitchell’s previous employment agreement was cancelled and he entered into a new employment offer letter with Amazon to serve as our Chief Financial Officer.

Retirement. We maintained a 401(k) plan for our employees, including our named executive officers. In 2007, we provided a matching contribution up to the first two percentage points of the employee’s salary that they contribute to their 401(k) plan. Audible terminated its 401(k) Plan March 10, 2008.

Incentive Program. We believed that long-term performance was achieved through an ownership culture that encouraged such performance by our executive officers through the use of stock and stock-based awards. Our equity benefit plans were established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our stockholders. We granted equity awards primarily through the 1999 Stock Incentive Plan, which was adopted by our Board of Directors and stockholders to permit the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to our officers, directors, employees and consultants. The 1999 Stock Incentive Plan was cancelled upon the Effective Time, and all outstanding equity awards issued pursuant to the 1999 Stock Incentive Plan were assumed by Amazon.

Awards, historically in the form of stock options or restricted stock units, were granted to new employees on their hiring date, based on the recommendation of our officers and subject to the Compensation Committee’s approval. In addition, the officers periodically recommended to the Compensation Committee, for its approval, stock awards to employees based on merit. On January 2, 2007, Mr. Rogers was granted 75,000 restricted stock units. On July 2, 2007, Mr. Fielding was granted 3,160 restricted stock units, and on July 2, 2007, Mr. Story was granted 3,014 restricted stock units. On January 2, 2008, Mr. Katz was granted 20,000 restricted stock units and options to purchase 60,000 shares of common stock at an exercise price of $8.83 per share, and on January 29, 2008, Mr. Katz was awarded 25,000 shares of common stock, all in accordance with the terms of his then-effective employment agreement. Most stock options under the 1999 Stock Incentive Plan fully vested in a period of up to 50 months and expired in ten years. Most stock awards under the 1999 Stock Inventive Plan fully vested in a period of 36 months and expired in ten years. The Compensation Committee believed the 1999 Stock Incentive Plan was an important component of our compensation program and was critical to our remaining competitive. It also enabled us to attract, motivate, and retain high-caliber employees to the ultimate benefit of stockholders.

Severance and/or Change-of-Control Benefits. The named executive officers, whom are designated below under “—Summary Compensation Table,” were entitled to certain severance and/or change-of-control benefits, the terms of which are described below under “—Change of Control Arrangements.” The Compensation Committee believed these severance and/or change-of-control benefits were an essential element of our executive compensation package and assist us in recruiting and retaining talented individuals.

1999 Stock Incentive Plan

Our 1999 Stock Incentive Plan was approved by our Board of Directors and stockholders in 1999 and subsequently amended to increase the number of shares available under the plan in 2003 and 2005. The 1999 Stock Incentive Plan was cancelled upon the Effective Time, and all outstanding equity awards issued pursuant to the 1999 Stock Incentive Plan were assumed by Amazon.

401(k) Plan

We had a 401(k) plan based on contributions from employees and discretionary company contributions. Under the plan, employees were able to elect to reduce their current compensation by up to the statutorily prescribed annual limit ($15,500 in calendar year 2007) and have the amount of the reduction contributed to the plan. In addition, eligible employees were able to elect to contribute an additional amount of their eligible compensation as a catch-up contribution to the 401(k) plan ($5,000 in calendar year 2007), provided that such employees were age 50 or older. We matched up to the first two percent of salary contributions made from employees into the 401(k) plan. During 2007, we made total contributions into the 401(k) plan of $166,000. As a tax-qualified plan, we can generally deduct contributions to the 401(k) plan when made, and such contributions are not taxable to participants until distributed from the plan. Pursuant to the terms of the plan, participants were alble to direct the trustees to invest their accounts in selected investment options. The Audible 401(k) Plan was terminated on March 10, 2008.

Summary Compensation Table

The following summary compensation table sets forth the compensation paid by us during 2007 to our chief executive officer, chief financial officer, and its three most highly compensated executive officers at the end of the last completed fiscal year, referred to collectively as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)(2)	Option Awards ($) (1)(3)	All Other Compensation ($)(4)	Total ($)
Donald R. Katz Chairman and Chief Executive Officer	2007 2006	292,808 245,404	222,000 —	395,335 342,614	596,332 558,732	— —	1,506,475 1,146,750

William H. Mitchell Chief Financial Officer(5)	2007 2006	263,607 27,118	135,000 —	206,500 23,762	— —	38,306 3,210	643,413 54,090

Glenn M. Rogers Former Chief Operating Officer(6)	2007 2006	248,336 225,000	125,000 —	437,337 160,302	174,137 174,137	— —	984,810 559,439

Brian M. Fielding Executive Vice President, Content Business Development & Business Affairs(7)	2007 2006	196,326 199,604	— —	162,619 169,449	46,458 67,763	— —	405,403 436,866

Guy A. Story, Jr. Chief Scientist(7)	2007 2006	192,415 190,996	— —	145,835 162,723	46,458 67,763	— —	384,708 421,482

(1)  In accordance with SFAS 123(R), we measure compensation cost for stock awards and option awards at fair value and recognizes compensation over the requisite service period for awards expected to vest. Estimating the portion of stock awards and option awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are recorded in the period estimates are revised. We consider several factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. We also consider several factors when estimating expected volatility and expected life of the option.

(2)  Stock compensation for stock awards represents the following grants:

•
Grant made on June 10, 2005 to Mr. Katz for 75,000 restricted stock units. 38,252 of these units vest on March 15, 2009. However, our Board of Directors may authorize accelerated vesting on an annual basis depending upon our financial performance. The remaining 36,748 units vest on June 10, 2009.

•
Grant made on June 13, 2005 to Mr. Rogers for 25,000 restricted stock units, which were to vest in full on June 13, 2008, and grant made on June 13, 2006 to Mr. Rogers for 10,000 restricted stock units, 1,000 of which have vested. These units vest 10% on the first anniversary, 15% on the second anniversary, and 75% on the third anniversary.

•	Grants made on July 1, 2005 to Mr. Fielding and Mr. Story for 10,000 restricted stock units each. These units vest in full on July 1, 2008.
•
Grant made on April 5, 2006 to Mr. Fielding for 31,600 restricted stock units, 3,160 of which have vested. These units vest 10% on the first anniversary of grant, 15% on the second anniversary and 75% on the third anniversary.

•
Grant made on April 5, 2006 to Mr. Story for 29,000 restricted stock units, 2,900 of which have vested. These units vest 10% on the first anniversary, 15% on the second anniversary, and 75% on the third anniversary.

•	Grant made on June 13, 2006 to Mr. Rogers for 10,000 restricted stock units, 1,000 of which have vested.
•
Grant made on November 20, 2006 to Mr. Mitchell for 75,000 shares of restricted stock, 25,000 of which have vested. The remaining shares vest 33.3% as of November 20, 2008 and 33.4% as of November 20, 2009.

•	Grant made on January 2, 2007 to Mr. Katz for 20,000 restricted stock units, 3,333 of which have vested. The units vest in six equal installments every six months from the date of grant.
•
Grant made on July 2, 2007 to Mr. Fielding for 3,160 restricted stock units, none of which have vested. These units vest 10% on the first anniversary of grant, 15% on the second anniversary and 75% on the third anniversary.

•
Grant made on July 2, 2007 to Mr. Story for 3,014 restricted stock units, none of which have vested. These units vest 10% on the first anniversary of grant, 15% on the second anniversary and 75% on the third anniversary.

•
Grant made on July 2, 2007 to Mr. Rogers for 50,000 restricted stock units, 16,500 of which vested as of December 31, 2007. These units were to vest 33.3% on the first anniversary of grant, 33.3% on the second anniversary and 33.4% on the third anniversary.

•	Grant made on July 2, 2007 to Mr. Rogers for 25,000 restricted stock units, which were to vest in full on June 1, 2008.
•
Grant made on January 29, 2008 to Mr. Katz for 25,000 shares of common stock in connection with meeting 2007 performance targets, which shares were issued in connection with the successful closing of Amazon’s tender offer to purchase our outstanding shares of common stock.

(3)  Stock compensation for option awards represents the following grants:
•	Stock option grants made on August 1, 2003 to Mr. Katz, Mr. Fielding and Mr. Story for 112,455, 43,605, 58,904, and 43,604 shares, respectively. These grants vest over a 48 month period.
•	Stock option grants made on September 25, 2003 to Mr. Katz, Mr. Fielding and Mr. Story for 157,044, 60,894, 82,261, and 60,894 shares, respectively. These grants vest over a 48 month period.
•	Stock option grant made on June 10, 2005 to Mr. Katz for 100,000 shares, which vests over a 45 month period.
•	Stock option grant made on June 13, 2005 to Mr. Rogers for 50,000 shares, which vests over a 50 month period.
•
Grant made on January 2, 2007 to Mr. Katz for options to purchase 60,000 shares at an exercise price of $7.93 per share. The options vest in six equal installments every six months from the date of grant.

(4) Mr. Mitchell is provided access to a company apartment at a cost of an average of $3,210 per month for rent and parking.
(5) On January 29, 2008, pursuant to the terms of his employment agreement, Mr. Mitchell was awarded a cash bonus of $55,000 in connection with meeting 2007 performance targets. The bonus is payable upon the filing of this annual report on Form 10-K.
(6) Mr. Rogers resigned on January 4, 2008, and the units that were not vested as of that date were forfeited without payment by us of any consideration.
(7) Messrs. Fielding and Story received a cash bonus in connection with meeting 2007 performance targets. The bonus amounts paid on March 10, 2008 were $86,458 for Mr. Fielding and $140,435 for Mr. Story.

Grants of Plan-Based Awards

We have granted options and restricted stock to purchase common stock to our executive officers, employees and other service providers. The following table provides information concerning options and restricted stock granted during 2007, and unexercised options held as of December 31, 2007, by each of the named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh) (1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Donald R. Katz	1/02/2007	20,000	60,000	7.93	$475,800
Glenn M. Rogers	1/02/2007	75,000	—	—	—
Brian M. Fielding	7/02/2007	3,160	—	—	—
Guy A. Story, Jr.	7/02/2007	3,014	—	—	—

(1)	The exercise price is determined by the closing price of our common stock on the trading day immediately preceding each grant date.

(2)
The value of stock and option awards granted to Mr. Katz has been estimated pursuant to SFAS 123(R). He will not realize the estimated value of these awards until these awards are vested or exercised, as the case may be.

Outstanding Equity Awards

The following table shows all outstanding equity awards held by the named executive officers at the end of 2007.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Option Exercise Price ($)(8)	Option Expiration Date(7)	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)
Donald R. Katz(1)	83,333 83,334 133,332 112,455 157,044 100,000 60,000	— — — — — 75,500 50,000	4.69 1.50 2.97 1.62 3.42 15.85 7.93	2/19/2011 7/23/2011 2/13/2012 8/01/2013 9/25/2013 6/10/2015 1/02/2017	75,000 — 16,667 — — — —	594,750 — 132,169.31 — — — —

William H. Mitchell(3)	—	—	—	—	50,000	396,500.00

Glenn M. Rogers(2)	50,000	20,000	15.99	6/13/2015	25,000 10,000 25,000 50,000	198,250.00 79,300.00 198,250.00 396,500.00

Brian M. Fielding(4)	12,499 33,333 30,424	— — —	31.32 28.32 3.42	3/22/2010 3/22/2010 9/25/2013	28,440 3,160 —	225,529.20 25,058.80 —

Guy A. Story, Jr.(5)	16,666 21,666 66,666 43,604 60,894	— — — — —	31.32 3.75 2.97 1.62 3.42	3/22/2010 8/18/2010 2/13/2012 8/01/2013 9/25/2013	26,100 3,014 — — —	206,973.00 23,901.02 — — —

(1) The vesting dates for Mr. Katz stock options and restricted stock were as follows as of the end of 2007:
•	Option award granted on February 19, 2001—33.3% vest on the grant date, with the remaining balance vesting pro rata at 2% per month.
•	Option award granted on July 23, 2001—options vest pro rata over a period of 18 months.
•
Option award granted on February 13, 2002—5% vest on January 15, 2003, with the remaining balance vesting on the last day of each of the following nineteen quarters, beginning with quarter ending March 31, 2003.

•	Option award granted on August 1, 2003 and September 25, 2003—vest pro rata over a 48 month period.
•	Option award granted on June 10, 2005—options vest pro rata over a 45 month period.
•	Option award granted on January 1, 2007—10,000 options vest in January 2008, 10,000 options vest in July 2008, 20,000 options vest in 2009 and 10,000 options vest in 2010.
•
Restricted stock award granted on June 10, 2005—38,252 of these shares vest on March 15, 2009. However, our Board of Directors may authorize accelerated vesting on an annual basis depending upon our financial performance. The remaining 36,748 shares vest on June 10, 2009.

•	Restricted stock award granted on January 2, 2007—vests in equal amounts semi-annually over three years from grant date.
(2) Mr. Rogers resigned on January 4, 2008 and the units that were not vested as of that date or pursuant to his separation agreement with us were forfeited without payment by us of any consideration. For a more detailed description of Mr. Rogers’ separation agreement see “Employment Arrangements with Named Executive Officers” below. The vesting dates for Mr. Rogers’ stock options and restricted stock prior to the execution of the separation agreement were as follows:
•	Option award granted on June 13, 2005—vest pro rata over a 50 month period.
•	Restricted stock award granted on June 13, 2005—vests in full on June 13, 2008.
•
Restricted stock award granted on June 13, 2006—vests 10% on the first anniversary of the grant date, 15% on the second anniversary of the grant date, and 75% on the third anniversary of the grant date.

•	Restricted stock award granted on January 2, 2007—vest in full on June 2008.
•	Restricted stock award granted on January 2, 2007—33.3% vest on January 2, 2008, 33.3% vest on January 2, 2009 and 33.4% vest on January 2, 2010.
(3) Upon the commencement of his employment on November 20, 2006, Mr. Mitchell was granted 75,000 restricted stock under the 1999 Stock Incentive Plan. Mr. Mitchell’s restricted stock which was scheduled to vest in accordance as follows: 33.3% of the units/shares vest at the end of Year 1 of employment, 33.3% of the units/shares vest at the end of Year 2 of employment, and 33.4% of the units/shares vest at the end of Year 3 of employment.
(4) The vesting dates for Mr. Fielding’s stock options and restricted stock were as follows at the end of 2007:
•	Option award granted on March 22, 2000—vests pro rata over a 50 month period.
•	Option awards granted on August 1, 2003 and September 25, 2003—vests pro rata over a 48 month period.
•
Restricted stock award granted on April 5, 2006—vests 10% on the first anniversary of the grant date, 15% on the second anniversary of the grant date, and 75% on the third anniversary of the grant date.

•	Restricted stock award granted on July 2, 2007—vests 10% on the first anniversary of the grant date, 15% on the second anniversary of the grant date and 75% on the third anniversary of the grant date.
(5) The vesting dates for Mr. Story’s stock options and restricted stock were as follows as of the end of 2007:
•	Options award granted on March 22, 2000 and August 18, 2000—vests pro rata over a 50 month period.
•
Options award granted on February 13, 2002—5% vests on January 15, 2003, with the remaining balance vesting on the last day of each of the following three quarters beginning with quarter ending March 31, 2003.

•	Option award granted on August 1, 2003 and September 25, 2003—vests pro rata over a 48 month period.
•	Restricted stock award granted on July 1, 2005—vests in full on July 1, 2007.
•
Restricted stock award granted on April 5, 2006—vests 10% on the first anniversary of the grant date, 15% on the second anniversary of the grant date, and 75% on the third anniversary of the grant date.

•
Restricted stock award granted on July 2, 2007—vests 10% on the first anniversary of the grant date, 15% on the second anniversary of the grant date, and 75% on the third anniversary of the grant date.

(6) All stock options outstanding under our current plan expire in ten years.
(7) The exercise price is determined by the closing price of our common stock on the trading day immediately preceding each grant date.

Options Exercised and Stock Vested

The following table shows all stock options exercised and value realized upon exercise, and all stock awards vested and value realized upon vesting, by the named executive officers during 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)
Donald R. Katz	—	—	3,333	26,431
William H. Mitchell	—	—	25,000	198,250
Glenn M. Rogers	—	—	—	—
Brian M. Fielding	25,069	237,358	3,160	25,059
Guy A. Story, Jr.	—	—	2,900	22,997

Employment Arrangements with Named Executive Officers

Donald R. Katz. Mr. Katz’s employment offer letter, which became effective upon the closing of the Merger, provides for an annual base salary of $300,000. Fifty percent of Mr. Katz’s existing, unvested equity awards granted pursuant to our 1999 Stock Incentive Plan were accelerated upon successful completion of Amazon’s offer to purchase all the outstanding share of our common stock. The unvested portion of such awards were assumed by Amazon in the Merger upon the same terms as currently provided in Mr. Katz’s then-effective equity grant agreements. Any future equity awards to Mr. Katz will be made under Amazon’s plans and policies. Mr. Katz was also granted a restricted stock unit award with respect to 10,539 shares of Amazon common stock at the Effective Time. Subject to Mr. Katz’s continued employment, 5,930 shares will vest on the first anniversary of the Effective Time and 4,609 shares will vest quarterly between the second and third anniversary of the Effective Time.

William H. Mitchell. Mr. Mitchell’s employment offer letter, which became effective upon the closing of the Merger, provides for an annual base salary of $270,000. Fifty percent of Mr. Mitchell’s unvested equity awards granted pursuant to our 1999 Stock Incentive Plan were accelerated upon successful completion of Amazon’s offer to purchase all our outstanding shares of common stock. The unvested portion of such awards were assumed by Amazon in the Merger upon the same terms as provided in Mr. Mitchell’s then-effective equity grant agreements. Any future equity awards to Mr. Mitchell will be made under Amazon’s plans and policies. Mr. Mitchell was also granted a restricted stock unit award with respect to 7,248 shares of Amazon common stock on the Effective Time. Subject to Mr. Mitchell’s continued employment, 2,332 shares will vest on the first anniversary at the Effective Time, 1,792 shares will vest quarterly during the second year of employment following the Effective Time and 3,124 shares will vest quarterly during the third year of employment following the Effective Time. Mr. Mitchell is also being provided access to a company apartment following the Merger.

Glenn M. Rogers. Mr. Rogers resigned effective January 4, 2008. Pursuant to the separation agreement entered into between us and Mr. Rogers in connection with his resignation, Mr. Rogers agreed to not take any actions that are adverse or harmful to us or to initiate any lawsuits against us or our affiliates. Mr. Rogers also agreed to cooperate with us in connection with the transition of his duties and in connection with the defense of claims against or the prosecution of claims by us. We paid Mr. Rogers a bonus payment in the amount of $125,000 on March 10, 2008. Further, we will pay Mr. Rogers an additional aggregate amount of $125,000 in severance to be paid in thirteen equal amounts over a six-month period according to our regular bi-weekly pay schedule, which was an agreed upon contractual payment pursuant to Mr. Rogers’ employment agreement with us.

As of January 4, 2008, we also amended grant agreements with Mr. Rogers pursuant to his separation agreement with respect to 72,024 shares of outstanding, unvested restricted stock units granted under our 1999 Stock Incentive Plan. Pursuant to the amended grant agreements, such restricted stock units became fully vested as of January 4, 2008 and were settled upon the closing of the Offer.

All of the above payments are conditioned upon Mr. Rogers’ continued cooperation and compliance with the terms of the separation agreement and the terms of Mr. Rogers’ non-disclosure, developments and non-compete agreement entered into with us.

Brian M. Fielding. Mr. Fielding’s employment offer letter, which became effective upon the closing of the Merger, provides for an annual base salary of $207,200. Fifty percent of Mr. Fielding’s unvested equity awards granted pursuant to our 1999 Stock Incentive Plan were accelerated upon successful completion of Amazon’s offer to purchase all our outstanding shares of common stock. The unvested portion of such awards were assumed by Amazon in the Merger upon the same terms as provided in Mr. Fielding’s then-effective equity grant agreements. Any future equity awards to Mr. Fielding will be made under Amazon’s plans and policies. Mr. Fielding was also granted a restricted stock unit award with respect to 2,924 shares of Amazon common stock at the Effective Time. Subject to Mr. Fielding’s continued employment, 54% of the shares will vest on the first anniversary of the Effective Time, 3% of the shares will vest on the second anniversary of the Effective Time and 44% of the shares will vest on the third anniversary of the Effective Time.

Guy A. Story, Jr. Mr. Story’s employment offer letter, which became effective upon the closing of the Merger, provides for an annual base salary of $210,000. Fifty percent of Mr. Story’s unvested equity awards granted pursuant to our 1999 Stock Incentive Plan were accelerated upon successful completion of Amazon’s offer to purchase all our outstanding shares of common stock. The unvested portion of such awards were assumed by Amazon in the Merger upon the same terms as provided in Mr. Story’s then-effective equity grant agreements. Any future equity awards to Mr. Story will be made under Amazon’s plans and policies. Mr. Story was also granted a restricted stock unit award with respect to 3,106 shares of Amazon common stock at the Effective Time. Subject to Mr. Story’s continued employment, 54% of the shares will vest on the first anniversary of the Effective Time, 2% of the shares will vest on the second anniversary of the Effective Time and 44% of the shares will vest on the third anniversary of the Effective Time.

Following the Merger, each of our employees was required to enter into an agreement with Amazon containing confidentiality and invention assignment provisions. Each of these employees will also be required to agree to non-competition and non-solicitation provisions that will be effect during his or her employment and for 18 months and one year thereafter, respectively.

Change of Control and Severance Arrangements

Glenn M. Rogers. Mr. Rogers resigned effective January 4, 2008. Pursuant to the separation agreement entered into between us and Mr. Rogers in connection with his resignation, we amended grant agreements with Mr. Rogers with respect to 72,024 shares of outstanding, unvested restricted stock units granted under our 1999 Stock Incentive Plan, as amended. Pursuant to the amended grant agreements, such restricted stock units became fully vested as of January 4, 2008 and were settled upon the closing of the Offer.

Compensation of Directors

On October 9, 2006, William H. Washecka was granted options to purchase 50,000 shares of common stock at an exercise price of $7.29 per share, with 12,500 shares vesting on April 9, 2007, and the remaining shares vesting 3% per month for the succeeding 25 months. Prior to the Effective Time, our non-employee directors were paid $10,000 annually, in quarterly increments of $2,500, beginning October 1, 2007, for their service on our Board of Directors and newly appointed non-employee directors of our Board of Directors were granted options to purchase 50,000 shares of common stock upon appointment.

In addition, Gary L. Ginsberg was granted options to purchase 25,000 shares of our Common Stock at an exercise price of $10.83 per share, and James P. Bankoff was granted options to purchase 50,000 shares of our common stock at an exercise price of $10.83 per share. Each option was granted on August 7, 2007 with a vesting schedule of 25% vesting on February 8, 2008, and the remaining shares vesting 3% on the last day of each succeeding month until fully vested.

Prior to the Effective Time, The Chairman of the Audit Committee received an annual retainer of $35,000, and each of the other members of the Audit Committee received an annual retainer of $15,000 per year. All retainer amounts were paid quarterly.

2007 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards($)	Total ($)
James P. Bankoff	2,500	49,420	51,920
Gary L. Ginsberg	28,500	24,710	53,210
Johannes Mohn	2,500	—	2,500
Richard Sarnoff	17,500	—	17,500
William H. Washecka	53,500	95,951	149,451
Oren Zeev	13,500	—	13,500

REPORT ON EXECUTIVE COMPENSATION

For the Year Ended December 31, 2007

The Board of Directors has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussion with management, our Board of Directors recommended that the Compensation Discussion and Analysis be included in our annual report on Form 10-K. This report is provided by the following directors, who comprise our Board of Directors:

Donald R. Katz William H. Mitchell Anthony T. Nash
March 27, 2008

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned as of March 26, 2008, by:

•	each person known to beneficially own more than 5% of our common stock;
•	each member of our Board of Directors;
•	each of the named executive officers; and
•	all of the directors and executive officers as a group.

Unless otherwise indicated, (1) the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable, and (2) the address for the persons named in the table is c/o Audible, Inc., 1 Washington Park—16th Floor, Newark, New Jersey 07102.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Outstanding (1)
Amazon.com, Inc. 1200 12th Avenue South Suite 1200 Seattle, Washington 98144-2734	1	100%
Donald R. Katz	0	*
William H. Mitchell	0	*
Brian M. Fielding	0	*
Guy A. Story, Jr.	0	*
Anthony T. Nash	0	*
All Named Executive Officers and Directors as a Group (5 persons)	0	*

* Represents less than 1.0% beneficial ownership.
(1)
As of March 26, 2008, we had outstanding 1 share of our common stock. In compliance with the SEC rules, for purposes of calculating the percentage of our common stock outstanding, any securities not outstanding which are subject to options, warrants, restricted stock units or conversion privileges, are deemed outstanding for the purposes of computing the percentage of the outstanding securities owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Share ownership in each case includes shares issuable upon exercise of outstanding options, warrants and restricted stock units that are exercisable within 60 days of March 26, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Random House, Inc. is a major audio book publisher which licenses audio content to us for resale to its customers. Payments to Random House under these license agreements exceeded 5% of our revenue in 2007. Prior to the Effecive Time, entities affiliated with Bertelsmann AG, including Random House, Inc. and Random House Ventures LLC, together owned less than 2% of our outstanding common stock. Johannes Mohn, one of our former directors, is an executive at Bertelsmann AG. Richard Sarnoff, one of our former directors, is an executive at Random House.

On August 30, 2004, the Company, Verlagsgruppe Random House GmbH (“Random House”) and Holtzbrinck Networxs AG (“Holtzbrinck”) entered into a joint venture agreement (the “Joint Venture”) to form Audible GmbH (“Audible Germany”). Random House is an affiliate of Bertelsmann AG.

Audible Germany has the exclusive rights to operate a German language Audible Web site. Under the original Joint Venture, Random House and Holtzbrinck each contributed a nominal amount in exchange for each receiving a 24.5% interest in Audible Germany. We were required to contribute a nominal amount in exchange for a 51% interest in Audible Germany. After the initial formation, Random House and Holtzbrinck were to provide additional equity financing of $1.5 million each in certain installments, subject to Audible Germany meeting certain milestones. The full amount has been funded by Random House and Holtzbrinck. In the event of liquidation of Audible Germany, this additional financing by Random House and Holtzbrinck accrues interest at 8% per annum and is senior to our capital investment. In July 2006, a new investor, Luebbe, contributed €0.3 million for a 5% interest in Audible Germany. This contribution reduced our interest to 48% and Random House’s and Holzbrinck’s ownership percentage to 23.5% each. We may, but are not obligated to, contribute additional capital to the entity. Any profits distributed by Audible Germany are to be distributed in accordance with the ownership interests.

In October 2006, the original Joint Venture agreement was amended to provide additional financing commitments for the investors. Accordingly, additional contributions were made by us and Holtzbrinck in October 2006 and December 2006. During the fourth quarter of 2006, we contributed €0.3 million, or $0.4 million, which includes the amount that was due to us from Audible Germany for services performed during the twelve month period ended December 31, 2006, and Holtzbrinck contributed €0.7 million. In addition, we contributed a nominal amount and Holtzbrinck contributed a nominal amount as statutory capital contributions during the fourth quarter of 2006. These contributions further changed the ownership percentages to 44.9% for us, 30.9% for Holtzbrinck, 19.5% for Random House, and 4.7% for Luebbe.

In July 2007, a second amendment was signed and executed to the original Joint Venture agreement, which stipulated the additional financing commitments for us, Holtzbrinck, Random House, and a new investor, CSW. CSW, incorporated in Germany, is an entity owned 100% by the managing director of Audible Germany. Additional contributions were made by these investors as follows: Audible, Inc., €0.7 million, Holtzbrinck, €0.5 million, Random House, €0.3 million, and CSW, €0.2 million. In addition, each investor contributed statutory capital contributions of less than €0.1 million. These contributions further changed each investor’s ownership percentage to 45.4% for the Company, 29.7% for Holtzbrinck, 19.5% for Random House, 3.4% for Luebbe, and 2.0% for CSW.

On September 15, 2004, us, France Loisirs S.A.S. (“France Loisirs”) and Audio Direct S.A.S., a wholly owned subsidiary of France Loisirs (“Audio Direct”), entered into a 24-month Master Alliance Agreement (the “Agreement”), the term of which has been extended to March 31, 2010. France Loisirs is a wholly owned subsidiary of Bertelsmann AG. During this time, terms and conditions of the Agreement remain in effect. No additional fees will be paid to us other than billings for consulting and incremental costs and royalty payments to us discussed below.

Under the Agreement, in the quarter ended March 31, 2005, France Loisirs launched a French language spoken word audio service through Audio Direct. The terms provide for us to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, France Loisirs was required to pay us $1.0 million, payable as follows: $0.3 million in September 2004, $0.3 million in October 2004, $0.3 million in January 2005 and $0.1 million evenly over the following 12 months. As of December 31, 2006, we had received the full amount. Commencing the first fiscal year after the business achieves positive net income, we will receive a royalty of 5% of the business's annual net paid revenue. Net paid revenue refers to net revenues for digital spoken word content after the deduction of taxes but excluding certain hardware revenue. The 5% royalty will apply until the business net paid revenue exceeds €20.0 million. Once net paid revenue exceeds €20.0 million, we will receive a flat fee of €1.0 million annually. If net paid revenue exceeds €33.3 million, we will receive a royalty payment of €1.0 million, plus 3% of net paid revenue in excess of €33.3 million. An additional royalty is payable equal to one-half of the distributable pre-tax profits of the business.

Director Independence

Following the Effective Time, none of our Board of Directors are independent as defined under the Nasdaq Marketplace Rules.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by McGladrey & Pullen, LLP for professional services rendered for the audit of our financial statements for the fiscal year ended December 31, 2007, for the audit of internal control over financial reporting, reviews of our interim financial statements included in our Forms l0-Q for the fiscal year, issuance of consents and accounting research and consultation was $0.9 million.

The aggregate fees billed by KPMG, LLP for professional services rendered for the audit of our financial statements for the fiscal year ended December 31, 2006, the 2006 audit of internal control over financial reporting including our assessment of the effectiveness of internal control over financial reporting, reviews of our interim financial statements included in our Forms l0-Q, issuance of consents and accounting research and consultation in 2006 were $1.5 million, In 2007, KPMG, LLP billed us $0.3 million related to reviews of our interim financial statements for the first and second quarters and issuance of  consents, accounting research and consultation.

Audit Related Fees. There were no aggregate fees billed by McGladrey & Pullen, LLP for audit-related services during the fiscal year ended December 31, 2007.

There were no fees billed by KPMG LLP for audit-related services during the fiscal years ended December 31, 2007 and 2006.

Tax Fees. There were no fees billed by McGladrey & Pullen, LLP or KPMG LLP for professional services rendered for tax compliance, tax advice or tax planning for the fiscal years ended December 31, 2007 and 2006.

All Other Fees. There were no other fees billed or other services rendered by McGladrey & Pullen, LLP or KPMG LLP during the fiscal years ended December 31, 2007 and 2006.

Prior to its dissolution in connection with the Merger, the Audit Committee adopted a formal policy concerning the pre-approval of audit and non-audit services to be provided by the independent registered public accounting firm to the Company. The policy required that all services to be performed by the Company’s independent registered public accounting firm, including audit services, audit-related services and permitted non-audit services, be pre-approved by the Audit Committee. The policy permitted the Audit Committee to delegate pre-approval authority to one or more members, provided that any pre-approval decisions are reported to the Audit Committee at its next meeting. Specific services being provided by the independent registered public accounting firm were regularly reviewed in accordance with the pre-approval policy. At subsequent Audit Committee meetings, the Audit Committee received updates on services being provided by the independent registered public accounting firm, and management could present additional services for approval. For 2007 and 2006, all audit and permissible non-audit services provided by McGladrey & Pullen, LLP and KPMG LLP were approved in advance by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report:		Page
(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets at December 31, 2006 and 2007	F-3
	Consolidated Statements of Operations for the years ended December 31, 2005, 2006 and 2007	F-4
	Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2005, 2006 and 2007	F-5
	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2006 and 2007	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007	F-8
	Notes to Consolidated Financial Statements	F-9

(2)	Consolidated Financial Statement Schedules

All consolidated financial statement schedules have been omitted because the applicable information has been included in the accompanying footnotes to the consolidated financial statements.

(3)	Exhibits
The following exhibits are filed or incorporated by reference, as stated below:

Exhibit Number	Description of Exhibit Index
2.1	Agreement and Plan of Merger, dated as of January 30, 2008 (1)
3.1	Amended and Restated Certificate of Incorporation of Audible, Inc. (3)
3.2 10.15	Amended and Restated Bylaws. (5) 1999 Stock Incentive Plan. (2)
10.41	Form of common stock warrant issued by Audible Inc. to investor parties in connection with the Series A Settlement Agreement dated February 6, 2004. (4)
10.43*	License and Services Agreement by and between Audible Inc., and Audible GmbH dated August 30, 2004. (6)
10.44*	Master Alliance Agreement by and between Audible Inc., France Loisirs S.A.S. and Audio Direct S.A.S. dated September 15, 2004. (6)
10.45	Articles of Association of Audible GmbH. (6)
10.47*	Digital Download Agreement with Apple Computer, Inc. dated July 27, 2006. (7)
10.48	Office lease dated September 27, 2006, between Audible, Inc., as tenant, & Washington Park Fidelco, LLC, as landlord(7)
10.49	First Amendment to the License and Services Agreement by and between Audible Inc., and Audible GmbH dated October 5, 2006 (related to Exhibit 10.43) . (7)
10.50	First Amendment to the Master Alliance Agreement by and between Audible Inc., France Loisirs S.A.S. and Audio Direct S.A.S. dated September 15, 2006 (related to Exhibit 10.44). (7)
10.51	Letter of Employment by and between the Company and William H. Mitchell, dated November 20, 2006. (8)
10.52	Letter of Employment by and between the Company and Donald R. Katz, dated January 2, 2007. (9)
10.54	Second amendment to the Master Alliance Agreement by and between, Audible, Inc., France Loisirs S.A.S and Audio Direct S.A.S. dated November 30, 2006 (related to Exhibit 10.44). (10)
10.55	Third amendment to the Master Alliance Agreement by and between Audible, Inc., France Loisirs S.A.S. and Audio Direct S.A.S. dated March 31, 2007. (11)
14.1	Audible Code of Ethics and Business Conduct. (12)
21.1	List of subsidiaries. (12)
23.1	Consent of McGladrey & Pullen, LLP, independent Registered Public Accounting Firm
23.2	Consent of KPMG LLP, former Independent Registered Public Accounting Firm
24.1	Power of attorney (included on signature page).
31.1	Annual Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Annual Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Annual Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Annual Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference from the Company’s Form 8-K dated February 5, 2008.
(2)	Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-76985.
(3)	Incorporated by reference from the Company's 8-K dated March 19, 2008.
(4)	Incorporated by reference from the Company's 10-K for the fiscal year ended December 31, 2003.
(5)	Incorporated by reference from the Company’s 8-K dated November 6, 2007.
(6)	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2004.
(7)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ending September 30, 2006.
(8)	Incorporated by reference from the Company's 8-K dated November 21, 2006.
(9)	Incorporated by reference from the Company's 8-K dated January 8, 2007.
(10)	Incorporated by reference from the Company’s 10-K for the fiscal year ended December 31, 2006.
(11)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended March 31, 2007.
(12)	Incorporated by reference from the Company’s 10-K for the fiscal year ended December 31, 2005.

*Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDIBLE, INC.

By:	/s/ Donald R. Katz

Donald R. Katz
Chief Executive Officer

Date: March 27, 2008

POWER OF ATTORNEY

Each person whose signature appears below in so signing also makes, constitutes, and appoints Donald R. Katz and William H. Mitchell, and each of them, his or her true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this report, with exhibits thereto and other documents in connections therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Name	Title	Date

/s/ Donald R. Katz		March 27, 2008

Donald R. Katz	Chief Executive Officer
(principal executive officer)

/s/ William H. Mitchell		March 27, 2008

William H. Mitchell	Chief Financial Officer
(principal financial and accounting officer)

/s/ Anthony T. Nash		March 27, 2008

Anthony T. Nash	Vice President-Corporate Controller

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Audible, Inc.

We have audited the consolidated balance sheet of Audible, Inc and subsidiary as of December 31, 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2007. Our audit also included the financial statement schedules of Audible, Inc. listed in Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audible, Inc. and subsidiary as of December 31, 2007 and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Audible Inc. and subsidiary's internal control over financial reporting as of December 31, 2007, based on "criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 27, 2008, expressed an unqualified opinion on the effectiveness of Audible Inc.’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
New York, New York
March 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Audible, Inc.:

We have audited the accompanying consolidated balance sheet of Audible, Inc. and subsidiary as of December 31, 2006, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audible, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective January 1, 2006. Also, as discussed in Note 17, the Company changed its method for quantifying misstatements effective January 1, 2006.

/s/ KPMG LLP

Short Hills, New Jersey

April 2, 2007

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$14,925	$72,384
Short-term investments	51,295	8,453
Interest receivable on short-term investments	626	332
Accounts receivable, net of provision for refunds and chargebacks of $40 and $46 at December 31, 2006 and 2007, respectively	4,181	5,007
Accounts receivable - related parties	100	443
Royalty advances	710	310
Prepaid expenses and other current assets	1,797	740
Inventory	212	69

Total current assets	73,846	87,738

Property and equipment, net	8,149	9,910
Investment in related party, net	--	657
Other assets	781	1,695

Total assets	$82,776	$100,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,121	$1,796
Accrued expenses	4,678	3,804
Accrued royalties	9,028	9,532
Accrued compensation	778	6,241
Deferred revenue	13,840	18,651

Total current liabilities	31,445	40,024

Deferred revenue, noncurrent	513	546
Other liabilities, noncurrent	262	1,734
Royalty obligations, noncurrent	90	-

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01. Authorized 40,000,000 shares at December 31, 2006 and 2007; 24,119,768 and 24,306,766 shares issued and outstanding at December 31, 2006 and 2007, respectively	241	243
Additional paid-in capital	190,799	195,617
Accumulated other comprehensive loss	(36)	(51)
Accumulated deficit	(140,538)	(138,113)

Total stockholders' equity	50,466	57,696

Total liabilities and stockholders' equity	$82,776	$100,000

See accompanying notes to consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2005	2006	2007
Revenue, net:
Content and services revenue:
Consumer content	$62,185	$80,217	$108,158
Point of sale rebates	(1,006)	(318)	(37)
Services	131	111	109
Total content and services revenue	61,310	80,010	108,230
Hardware revenue	612	431	310
Related party revenue	1,146	1,247	648
Other revenue	169	344	780
Total revenue, net	63,237	82,032	109,968

Operating expenses:
Cost of content and services revenue:
Royalties and other content charges	22,613	33,677	47,947
Discount certificate rebates	1,556	1,328	588
Total cost of content and services revenue	24,169	35,005	48,535
Cost of hardware revenue	2,934	1,953	616
Cost of related party revenue	256	637	476
Operations	9,355	12,168	14,887
Technology and development	8,239	16,984	18,324
Marketing	13,387	15,322	16,945
General and administrative	8,366	12,009	13,903
Total operating expenses	66,706	94,078	113,686

Loss from operations	(3,469)	(12,046)	(3,718)

Loss on equity investment	--	(364)	(380)

Other income (expense):
Interest income	2,078	2,975	3,536
Interest expense	(1)	--	(1)
Other income, net	2,077	2,975	3,535

Loss before income tax expense	(1,392)	(9,435)	(563)

Income tax expense	(1)	(14)	(160)

State income tax benefit	740	769	3,148

Net (loss) income	(653)	(8,680)	2,425

Net (loss) income	$(653)	$(8,680)	$2,425
Basic net (loss) income per share	$(0.03)	$(0.36)	$0.10
Basic weighted average shares outstanding	24,195,771	24,371,844	24,311,667
Diluted net (loss) income per share	$(0.03)	$(0.36)	$0.10
Diluted weighted average shares outstanding	24,195,771	24,371,844	24,801,490

See accompanying notes to consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended December 31,
	2005	2006	2007
Net (loss) income	$(653)	$(8,680)	$2,425
Other comprehensive income (loss):
Foreign currency translation adjustment	15	(51)	(15)
Comprehensive (loss) income	$(638)	$(8,731)	$2,410

See accompanying notes to consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars and shares in thousands)

	Common Stock		Treasury Stock		Additional
	Shares	Par Value	Shares	Cost	Paid-in capital
Balance at December 31, 2004	24,170	$242	(230)	$(185)	$187,249
Cashless exercise of common stock warrants	24	--	--	--	--
Exercise of common stock options	246	2	--	--	689
Exercise of common stock warrants	117	1	--	--	293
Reversal of deferred compensation related to forfeiture of stock options	--	--	--	--	(9)
Amortization of deferred compensation	--	--	--	--	--
Issuance of restricted stock units, net of cancellations	--	--	--	--	4,238
Issuance of stock options below fair market value	--	--	--	--	270
Retirement of treasury stock	(230)	(2)	230	185	(183)
Foreign currency translation adjustment	--	--	--	--	--
Net loss	--	--	--	--	--
Balance at December 31, 2005	24,327	$243	--	$--	$192,547
Exercise of common stock warrants	167	2	--	--	748
Exercise of common stock options	250	2	--	--	631
Shares issued upon vesting of restricted stock	12	--	--	--	--
Elimination of deferred compensation upon SFAS 123R adoption	--	--	--	--	(3,696)
Share-based compensation expense	--	--	--	--	5,914
Repurchase of treasury stock	--	--	(636)	(5,351)	--
Retirement of treasury stock	(636)	(6)	636	5,351	(5,345)
Cumulative effect adjustments under SAB108	--	--	--	--	--
Foreign currency translation adjustment	--	--	--	--	--
Net loss	--	--	--	--	--
Balance at December 31, 2006	24,120	$241	--	$--	$190,799
Exercise of common stock warrants	28	--	--	--	76
Exercise of common stock options	181	2	--	--	514
Shares issued upon vesting of restricted stock	122	1	--	--	(1)
Share-based compensation expense	--	--	--	--	6,194
Repurchase of treasury stock	--	--	(144)	(1,414)	--
Retirement of treasury stock	(144)	(1)	144	1,414	(1,413)
Shares withheld for payment of taxes due on restricted stock	--	--	--	--	(572)
Income tax benefit from stock options exercised	--	--	--	--	20
Foreign currency translation adjustment	--	--	--	--	--
Net loss	--	--	--	--	--
Balance at December 31, 2007	24,307	$243	--	$--	$195,617

See accompanying notes to consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars and shares in thousands)

	Accumulated deficit	Deferred compensation	Accumulated comprehensive income (loss)	Total stockholders' equity
Balance at December 31, 2004	$(130,061)	$(154)	$--	$57,091
Cashless exercise of common stock warrants	--	--	--	--
Exercise of common stock options	--	--	--	691
Exercise of common stock warrants	--	--	--	294
Reversal of deferred compensation related to forfeiture of stock options	--	9	--	--
Amortization of deferred compensation	--	981	--	981
Issuance of restricted stock, net of cancellations	--	(4,262)	--	(24)
Issuance of stock options below fair market value	--	(270)	--	--
Retirement of treasury stock	--	--	--	--
Foreign currency translation adjustment	--	--	15	15
Net loss	(653)	--	--	(653	)3)
Balance at December 31, 2005	$(130,714)	$(3,696)	$15	$58,395
Exercise of common stock warrants	--	--	--	750
Exercise of common stock options	--	--	--	633
Shares issued upon vesting of restricted stock	--	--	--	--
Elimination of deferred compensation upon SFAS 123R adoption	--	3,696	--	--
Share-based compensation expense	--	--	--	5,914
Repurchase of treasury stock	--	--	--	(5,351)
Retirement of treasury stock	--	--	--	--
Cumulative effect adjustments under SAB108	(1,144)	--	--	(1,144)
Foreign currency translation adjustment	--	--	(51)	(51)
Net loss	(8,680)	--	--	(8,680)
Balance at December 31, 2006	$(140,538)	$--	$(36)	$50,466
Exercise of common stock warrants	--	--	--	76
Exercise of common stock options	--	--	--	516
Shares issued upon vesting of restricted stock	--	--	--	--
Share-based compensation expense	--	--	--	6,194
Repurchase of treasury stock				(1,414)
Retirement of treasury stock	--	--	--	--
Shares withheld for payment of taxes due on restricted stock	--	--	--	(572)
Income tax benefit from stock options exercised	--	--	--	20
Foreign currency translation adjustment	--	--	(15)	(15)
Net income	2,425	--	--	2,425
Balance at December 31, 2007	$(138,113)	--	(51)	$57,696

See accompanying notes to consolidated financial statements.

AUDIBLE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income (loss)	$(653)	$(8,680)	$2,425
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,106	5,018	5,318
Impairment of long-lived asset	--	144	160
Loss on equity investment in related party	--	364	380
Noncash stock-based compensation charge	957	5,914	6,194
Amortization of audio production costs	2	153	553
Income tax benefit from exercise of stock options	--	--	20
Accretion of discounts on investments	(1,184)	(1,004)	(881)
Changes in assets and liabilities:
Interest receivable on short-term investments	(352)	(198)	294
Accounts receivable, net	(1,550)	(1,833)	(823)
Accounts receivable from related party	(506)	130	(403)
Royalty advances	(330)	(239)	400
Prepaid expenses and other current assets	(233)	(896)	1,059
Inventory	(104)	293	144
Other assets	(95)	(817)	(1,467)
Accounts payable	3,903	(1,640)	(1,326)
Accrued expenses	3,062	(724)	(967)
Accrued royalties	3,222	3,902	499
Accrued compensation	420	(101)	5,460
Other liabilities, non current	--	262	1,471
Deferred revenue	4,114	7,125	4,843
Net cash provided by operating activities	11,779	7,173	23,353
Cash flows from investing activities:
Purchases of property and equipment	(3,706)	(4,280)	(6,051)
Capitalized internally developed software costs	(4,640)	(872)	(1,188)
Investment in related party	--	--	(978)
Purchases of short-term investments	(79,546)	(85,465)	(44,313)
Proceeds from maturity of short-term investments	73,500	90,790	88,036
Net cash (used in) provided by investing activities	(14,392)	173	35,506
Cash flows from financing activities:
Proceeds from exercise of common stock options	691	633	516
Proceeds from exercise of common stock warrants	294	750	76
Repurchase of treasury stock at cost	--	(5,351)	(1,414)
Payment of taxes due on vested restricted stock	--	--	(572)
Payment of principal on obligations under capital leases	(121)	--	--
Net cash provided by (used in) financing activities	864	(3,968)	(1,394)
Effect of exchange rate changes on cash and cash equivalents	2	(2)	(6)
(Decrease) increase in cash and cash equivalents	(1,747)	3,376	57,459
Cash and cash equivalents at beginning of year	13,296	11,549	14,925
Cash and cash equivalents at end of year	$11,549	$14,925	$72,384

See Note 15 for supplemental disclosure of cash flow information.

See accompanying notes to consolidated financial statements.

(1) Description of Business and Business Conditions

The Business

Audible, Inc. and its subsidiary (together the “Company”), incorporated on November 3, 1995. The Company was formed to create the Audible service, the Internet's leading provider of digital spoken entertainment information and educational programming for playback on personal computers and mobile devices. The Company commenced commercial operations in October 1997.

Business Conditions

The Company recorded net income of $2.4 million for the year ended December 31, 2007. The Company experienced net losses applicable to common shareholders of $0.7 million and $8.7 million during the years ended December 31, 2005, and 2006, respectively, and had an accumulated deficit of $138.1 million as of December 31, 2007. As of December 31, 2007, the Company's cash and cash equivalents balance was $72.4 million, and its short-term investments balance was $8.5 million.

On March 18, 2008, following the completion of a tender offer by AZBC Holdings, Inc. (“Purchaser”), a wholly-owned subsidiary of Amazon.com, Inc. (“Amazon”), Purchaser was merged into Audible, Inc. pursuant to an Agreement and Plan of Merger, dated January 30, 2008. Audible is now a wholly-owned subsidiary of Amazon.

(2) Summary of Significant Accounting Policies

Basis of Presentation

Commencing in the quarter ending March 31, 2005, the Company began international operations in the United Kingdom, as Audible Limited (“Audible UK”). Audible UK is a wholly-owned subsidiary of Audible, Inc. and therefore its results of operations are consolidated as of the end of each reporting period. The accompanying consolidated financial statements as of and for the years ended December 31, 2005, 2006 and 2007 include the accounts of Audible, Inc. and Audible UK since its inception. All inter-company transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and notes due from governmental agencies. Cash consists of funds held in the Company's checking account.

Short-Term Investments

Investments purchased with a maturity of more than three months, and less than twelve months, are classified as short-term investments. The Company's short-term investments, as of December 31, 2006 and 2007 of $51.3 million and $8.5 million, respectively, consisted of governmental agency notes and mortgage-backed securities that are to be held to maturity because the Company has the positive intent and ability to hold these securities to maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Dividend and interest income are recognized when earned. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. A decline in the market value of held-to-maturity security below that which is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intends to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in the value subsequent to year end, and forecasted performance of the investee.

The amortized cost, gross unrealized holding gains and the fair value of held-to-maturity debt securities at December 31, 2006 and 2007 were $51.3 million, less than $0.1 million, and $51.3 million and $8.5 million, respectively.

All of the debt securities classified as held-to-maturity mature before December 31, 2008.

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

The amount of the provision that was recorded as a reduction of accounts receivable as of December 31, 2006 and 2007 was less than $0.1 million each year.

The activity in the provision account during the years ended December 31, 2005, 2006, and 2007 was as follows (in thousands):

Balance at December 31, 2004	$183
Provision for refunds and chargebacks	1,917
Refunds and chargebacks provided	(1,782)
Balance at December 31, 2005	$318
Provision for refunds and chargebacks	2,436
Refunds and chargebacks provided	(2,625)
Balance at December 31, 2006	$129
Provision for refunds and chargebacks	1,645
Refunds and chargebacks provided	(1,643)
Balance at December 31, 2007	$131

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method. As of December 31, 2006 and 2007, inventory consists of digital audio players manufactured by third party manufacturers.

Audio Production Costs

Beginning in 2006, the Company began recording original content not previously available in audio. The Company capitalizes audio production costs incurred in connection with the creation of the master copy of an audio title, which includes talent, editorial and other costs. These costs are stated at the lower of cost, less accumulated amortization, or fair value. These production costs are amortized beginning in the month the title is released, on a straight-line basis over a two year period, which is the estimated substantial economic life of the title, and are recognized as cost of content revenue in the consolidated Statement of Operations. The remaining unamortized balance is periodically reviewed, and adjusted if necessary, to reflect the fair value.

The capitalized audio production costs and accumulated amortization as of December 31, 2006 and 2007, was as follows (in thousands):

	December 31,
	2006	2007
Capitalized audio production costs	$697	$2,042
Less: accumulated amortization	(155)	(708)
Net capitalized audio production costs	$542	1,334

These costs are included in Other assets on the accompanying consolidated Balance Sheets.

Property and Equipment

Property and equipment, which includes computer server and Web site equipment, office furniture and equipment, leasehold improvements, internally developed software, studio equipment, and software licenses, are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, and for leasehold improvements, over the shorter of the estimated useful life of the asset or the lease term.

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

In June 2006, in anticipation of the Company’s move to its new facility, the Company reassessed the estimated useful lives of its existing office furniture, and equipment and leasehold improvements located at the old corporate office. The existing office furniture and equipment was depreciated using the straight line method over a two year period and leasehold improvements were amortized on a straight-line basis over the lease term or the estimated useful lives of the asset, whichever was shorter. In June 2006, the Company changed the remaining estimated useful life of these assets to seven months and in December 2006, extended the previous estimate by an additional two months to coincide with the termination of the Company’s office lease. The change in estimate resulted in a higher depreciation expense of $0.1 million for the year ended December 31, 2006.

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

Construction in progress represents leasehold improvement costs related to the development and construction of the new office space. Amortization for office leasehold improvements will begin once the project is complete and will be amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever is shorter. Maintenance and repairs are expensed as incurred.

Tenant Leasehold Improvement Allowance

In accordance with the terms of the corporate office lease for its facility in Newark, New Jersey, the landlord is subject to pay a tenant leasehold improvement allowance to the Company for leasehold improvement work performed at the facility, up to a maximum amount per square foot. In June 2007, the Company billed the landlord $1.3 million for this tenant allowance, of which $1.1 million had been paid as of December 31, 2007.

In accordance with FASB Technical Bulletin, or FTB, No. 88-1, Issues Relating to Accounting for Leases, the tenant allowance is an incentive that is considered a reduction of rental expense, which is amortized on a straight-line basis over the remaining term of the lease on the accompanying Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006. Straight-line rent expense in excess of rent payments due is recorded as deferred rent. The current portion of the tenant allowance is recorded as deferred rent within accrued expenses. The non-current portion is recorded as deferred rent, non-current within other current liabilities.

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

During the year ended December 31, 2007 the Company recorded impairment charges of $0.2 million included in technology and development expense on the accompanying Consolidated Statement of Operations, related to a previously purchased software license.

During the year ended December 31, 2006, the Company recorded a $0.1 million impairment charge, included in technology and development, on the accompanying Consolidated Statement of Operations, related to expenditures previously capitalized for the development of internally developed software.

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

Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, accounts receivable from related parties, accounts payable and accrued expenses. At December 31, 2006 and 2007, the fair values of these financial instruments approximated their carrying values due to the short-term nature of these instruments.

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

Prior to 2007, Audible Inc. made periodic cash funding to Audible UK to assist with the cash flow needs of the start-up subsidiary. In addition to the cash, Audible, Inc. has paid certain amounts on behalf of the subsidiary, such as a security deposit on office space and payroll of U.S. employees working on the UK business. All of these inter-company transactions were made with the intention of treating them as a long-term investment. In accordance with the provisions of SFAS No. 52, the foreign currency gain/loss at each reporting period resulting from the long-term inter-company account is recorded to accumulated other comprehensive loss, a component of stockholders’ equity. Other inter-company transactions between Audible, Inc. and Audible UK that are not considered long-term in nature, and other transactions denominated in a foreign currency, give rise to foreign exchange gains or losses, which are reported in other income (expense) on the condensed consolidated Statement of Operations, in accordance with SFAS No. 52.

Reclassifications

Certain prior year and prior quarter amounts have been reclassified to conform to the current year presentation.

Investments Accounted For Under the Equity Method of Accounting

Prior to the additional contribution made to Audible Germany (see Note 8) by a new investor in July 2006, the Company’s ownership percentage of Audible Germany was greater than 50%. Subsequent to the additional investments made by minority shareholders during 2006, the Company’s ownership percentage was reduced to 44.9%. In July 2007, the Company made an additional cash investment of $1.0 million that increased its ownership to 45.4%.

Under Emerging Issues Task Force, or EITF, Issue No. 96-16, Investor’s Accounting for an Investee when the Investor has a Majority of the Voting Interest but the Minority Shareholder of Shareholders Have Certain Approval or Veto Rights, the Company had determined that the minority shareholders together have significant participatory rights, allowing them to participate in significant decisions of Audible Germany and to block significant decisions proposed by Audible. As a result of the significant participatory rights held by the minority shareholders, the Company did not have unilateral control over Audible Germany and therefore the Company did not consolidate the results of Audible Germany but rather accounted for its investment in Audible Germany under the equity method of accounting.

Under the equity method of accounting, the Company records its pro-rata share of the profits, if any, and its pro-rata of the equity losses but only until such time that the Company records losses equal to the initial investment of the Company plus any profits previously recorded. The initial investment was reduced to zero during 2004. In the Consolidated Statement of Operations for the years ended December 31, 2005, 2006 and 2007, the Company recognized its pro-rata loss of none, $0.4 million and $0.4 million respectively relating to Audible Germany.

Revenue Recognition

Content and Services

Consumer content revenue consists primarily of content sales made from the Company's Web sites and content sold through the Apple iTunes Store, under its agreement with Apple Computer, Inc. (“Apple”). At the Company's Web site, customers purchase content either through an AudibleListener membership plan or on an a la carte basis. When purchased on an a la carte basis, the Company recognizes revenue from the sale of individual content titles in the period when the content is purchased and delivered. The Company generally recognizes revenue from the sale of content subscriptions pro rata over the term of the subscription period.

In July 2006, the Company entered into a global master agreement with Apple that replaced prior agreements entered into with Apple. The Company continues to recognize revenue from sales made at the Apple iTunes Store in the period when the content is purchased and delivered. However, in accordance with the terms of the new agreement, the amount of revenue the Company recognizes on each sale is now formula-driven, derived from the Apple iTunes selling price and the content cost of each audio book. The new revenue formula was implemented January 1, 2007.

The (“Legacy”) AudibleListener monthly membership plans generally provide customers two audio credits for a fixed monthly fee. Customers may use these audio credits to download audio of their choice from the Web site. Legacy AudibleListener audio credits provided under a monthly membership plan have a life of 30 days, after which they expire. The Company recognizes revenue from the sale of legacy AudibleListener memberships ratably over the AudibleListener's monthly membership period, which is 30 days. This results in approximately 50% of the AudibleListener membership fees received during each calendar month being deferred at month end and recognized as content revenue in the following month.

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

The following table displays the activity related to the new annual membership plans introduced in December 2005, which is included within deferred revenue on the accompanying consolidated Balance Sheets as of December 31, 2006 and 2007 (in thousands):

	2006	2007
Beginning Deferred Revenue	$2,083	$8,222
Total cash received	12,361	10,903
Revenue recognized, net	(5,720)	(10,192)
Refunds issued	(502)	(670)
Ending Deferred revenue	$8,222	$8,263

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

Services Revenue

Services revenue primarily consists of corporate, library and school sales. Where applicable, the Company recognizes service revenue as services are performed after persuasive evidence of an agreement exists, the price is fixed, and collection of cash is reasonably assured. Collectibility is based on past transaction history and credit-worthiness of the customer.

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

Related Party Revenue

In the Consolidated Statement of Operations for the years ended December 31, 2005, 2006 and 2007, respectively, the Company recognized related party revenue of $1.1 million, $1.2 million and $0.6 million, respectively. In addition, the Company recognized losses of none, $0.4 million and $0.4 million respectively relating to Audible Germany.

Related party revenue includes revenue earned under agreements with Audible Germany (See Note 8) and France Loisirs (see Note 9).

Revenue under the Audible Germany agreement includes $0.1 million earned per quarter over the initial 30-month term of the agreement, which began on August 30, 2004. All amounts related to the original 30-month agreement with Audible Germany had been recognized as of March 31, 2007.

Revenue under the France Loisirs agreement includes a $1.0 million technology licensing fee that was recognized on a straight-line basis over the initial 24-month term of the agreement, which began on September 15, 2004. Of the $1.0 million, France Loisirs has paid the full $1.0 million as of December 31, 2006 and all revenue related to this agreement was recognized as of December 31, 2006.

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

Related party revenues from Germany for the years ended December 31, 2005, 2006 and 2007 totaled $0.5 million, $0.8 million and $0.5 million, respectively.

Related party revenues from France for the years ended December 31, 2005, 2006 and 2007 totaled $0.6 million, $0.6 million and $0.1 million, respectively.

Other Revenue

Other revenue in 2005, 2006 and 2007 primarily included $0.1 million, $0.3 million and $0.5 million, respectively, of revenue earned from a new product development and distribution agreement, which is being recognized on a straight-line basis over a 58-month period beginning in July 2005.

For the year ended December 31, 2007 the Company also recognized $0.3 million as part of a revenue sharing element of our Master Agreement with Apple. The remaining balance of Other Revenue in 2005 consisted of commissions earned for referring customers to a retail partner to purchase a digital audio device, which is recognized in the period when the customer's purchase is completed.

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

Cost of content and services revenue for the years ended December 31, 2005, 2006, and 2007 was as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Royalties incurred on content sales	$22,399	$33,256	$47,118
Amortization of audio production costs	28	156	553
Other non-recoupable content costs	186	265	276
Royalties and other content charges	$22,613	$33,677	$47,947
Discount certificate rebates	1,556	1,328	588
Total cost of content and services revenue	$24,169	$35,005	$48,535

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

Shipping and Handling Costs

Shipping and handling costs for hardware promotions consist of costs and fees associated with warehousing, fulfillment, and shipment of digital audio devices to customers. For the years ended December 31, 2005, 2006, and 2007 costs totaled $0.5 million; $0.2 million and $0.1 million, respectively and are recorded as a component of marketing expense in the consolidated Statements of Operations.

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. These costs primarily include web and channel advertising as well as print, radio, telemarketing, direct mail and trade shows. For the years ended December 31, 2005, 2006, and 2007 these costs totaled $5.0 million, $5.8 million and $6.7 million, respectively and are included in marketing expense in the accompanying Statements of Operations.

Legal Fees

The Company expenses legal fees, including expenses expected to be incurred in connection with loss contingencies, as incurred.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Significant items subject to estimates include the recoverability of the carrying amount of property and equipment (including internally-developed software), the provision for refunds, chargebacks, customer concessions, and recoverability of royalty advances, lease period when right of cancellation exists, valuation of deferred tax assets, certain accruals and fair value of share-based compensation. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes using the asset and liability method of SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period in which the tax change occurs. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits, which are more than likely never going to be realized.

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

The Company files federal and state of New Jersey corporate income tax returns. The Company also files a corporate income tax return in the United Kingdom. All tax years since inception are open to tax examination by the taxing authorities for possible adjustments to the net operating losses but not for assessment. The statute of limitations for assessment of tax is generally three years from the last date prescribed by law for the filing of the return for federal, as well as for the State of New Jersey, and six years for the United Kingdom. Additionally, the Company files a consumption return in Japan related to its Japanese activity. The years currently open for federal income tax assessment includes calendar years 2004 through 2007, calendar years 2004 through 2007 for New Jersey income tax assessment purposes, and calendar years 2006 through 2007 for the United Kingdom. The Company is not currently under examination by any of the above jurisdictions for any of the open years as above.

The implementation of FIN No. 48 has not resulted in any adjustment to the Company’s beginning tax position or tax position for the years ended December 31, 2005, 2006 and 2007.

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

For 2005, 2006, all potential common shares have been excluded from the diluted calculation because the Company had a net loss applicable to common shareholders, and their inclusion would have been anti-dilutive. For 2007 the Company produced net income and calculated additional net incremental shares.

The following table summarizes the share calculations for 2005, 2006 and 2007.

	Year ended December 31,
	2005	2006	2007
Stock options	2,629,809	2,237,731	1,978,933
Warrants	883,389	713,858	384,333
Restricted stock	261,557	991,085	1,034,723
Total shares (See Note 5)	3,774,755	3,942,674	3,397,989

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

(3)  Property and Equipment

Property and equipment at December 31, 2006 and 2007 consists of the following (in thousands):

	December 31,
	2006	2007
Computer server and Web site equipment	$7,687	$8,259
Software licenses	4,235	4,017
Internally developed software	2,779	3,642
Office furniture and equipment	1,720	2,445
Leasehold improvements	1,011	4,239
Studio equipment	667	880
Work in process - internally developed software	326	549
Construction in progress	443	0
Total property and equipment	18,868	24,031
Less: accumulated depreciation and amortization	(10,719)	(14,121)
Total property and equipment, net	$8,149	$9,910

Depreciation and amortization expense on property and equipment totaled $1.1 million, $5.0 million, and $5.3 million in 2005, 2006, and 2007, respectively. Included in the 2005, 2006 and 2007 amounts is amortization of internally developed software of $0.1 million, $1.2 million and $1.5 million, respectively. Included in the 2006 amount is accelerated depreciation on office furniture and leasehold improvements due to the corporate office relocation.

In the years ended December 31, 2006 and 2007, the Company recognized a $0.1 million and $0.2 million of impairment charges respectively, recorded in technology and development in the accompanying consolidated Statement of Operations. During 2006 the impairment related to expenditures previously capitalized for a computer software project. These costs were in included in work in process and internally developed software. During 2007 the impairment related to previously purchased software. Upon review of the financial forecast for these items management concluded that an impairment charge should be recognized for the full amount of the costs in accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset.

The gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

	December 31,
	2006	2007
Computer server and Web site equipment	$743	$743
Less: accumulated amortization	(685)	(743)
Total computer server and Web site equipment, net	$58	0

(4) Accrued Expenses

The components of the accrued expenses balance as of December 31, 2006 and 2007 are follows (in thousands):

	December 31,
	2006	2007
Professional fees	$958	$1,154
Accrued expense - related parties	242	869
Revenue sharing and bounty payments	630	461
Royalty obligations	410	112
Marketing	241	208
Software license fees	0	185
Retail rebates and discounts	400	8
Value added tax	708	210
Other accrued expenses	1,089	597
Total accrued expenses	$4,678	$3,804

(5) Stockholders' Equity

Common Stock

The Company had 24,119,768 and 24,306,766 shares of common stock issued and outstanding as of December 31, 2006 and 2007 respectively. At December 31, 2006 and December 31, 2007, the Company had 3,942,674 and 3,397,989, respectively, common shares reserved for issuance under common stock warrants, options and restricted stock.

Share-based Compensation

The Company's 1999 Stock Incentive Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, performance rights and other stock-based awards to employees. Prior to April 2006 the Company primarily awarded stock options to employees as their stock-based compensation. Subsequent to April 2006 the Company primarily awards restricted stock units as employee stock-based compensation. Beginning in the second quarter of 2007, for option awards granted to Audible employees as part of their compensation package, the exercise price for options and the fair value for restricted stock is determined by the opening price of Audible's common stock on the grant date, which for new employees is the employee's start date. Prior to the second quarter of 2007, the exercise price for stock options for options and the fair value for restricted stock was determined by the closing price of Audible’s common stock on either the day immediately preceding a new employee’s start date or the date immediately preceding the grant date for existing employees. This change in policy had no impact on any previously granted options. The majority of options granted vest over a fifty-month period and expire ten years from the date of the grant. The majority of restricted share awards vest over a thirty-six month period. All share-based compensation is granted through share-based employee compensation plans maintained by Audible.

The total aggregate number of common shares available for issuance under the Plan is 5,700,000 shares, of which approximately 2,300,000 shares authorized remain available for issuance of new awards. Outstanding common stock options to purchase shares as of December 31, 2006 and 2007, were 2,237,731 and 1,978,933, respectively. As of December 31, 2006 and 2007, 979,985 and 1,034,723, respectively, of non-vested restricted share awards had been granted, net of cancellations, forfeitures and net of shares vested.

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

The Company recorded compensation expense of $5.9 million and $6.2 million for the years ended December 31, 2006 and 2007, respectively, recorded within the Consolidated Statement of Operations in operations, technology and development, marketing and general and administrative as follows (in thousands):

	For the year ended December 31,
	2006	2007
Operations	$1,111	$1,095
Technology and Development	993	1,098
Marketing	1,123	1,224
General and administrative	2,687	2,777
Total Compensation Expense	$5,914	$6,194

At December 31, 2006, the Company had $11.5 million of unrecognized compensation expense related to share-based payments which is expected to be recognized over a weighted-average period of 2.21 years. No compensation cost, as defined under SFAS 123R, was capitalized in any asset as of December 31, 2006.

At December 31, 2007, the Company had $8.7 million of unrecognized compensation expense related to share-based payments which are expected to be recognized over a weighted-average period of 2.86 years. No compensation cost, as defined under SFAS 123R, was capitalized in any asset as of December 31, 2007.

The unearned share-based compensation related to stock options and restricted stock awards are being amortized to compensation expense over the requisite service period. The Plan does not make a separate reference to provisions regarding participant retirement and the vesting terms in stock options and restricted stock awards relating to participants eligible for retirement; therefore, in accordance with the provisions of SFAS 123R, compensation expense, for stock options and restricted stock awards to participants that are retirement eligible on the grant date, is recognized over the requisite service period, rather than immediately at the grant date.

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

During the year ended December 31, 2007, less than $0.1 million was recognized as excess tax benefit resulting from share-based compensation.

During the years ended December 31, 2005 and 2006, respectively, there was no tax benefit recognized from share-based compensation.

The Company's net cash proceeds from the exercise of stock options were $0.7 million, $0.6 million and $0.5 million as of December 31, 2005, 2006 and 2007, respectively.

All stock incentives (options and restricted stock units) issued to employees and non-employee directors are awarded according to the applicable plan terms. The source of shares for exercised stock options and delivery of vested restricted stock are newly issued shares.

As a result of adopting SFAS 123R on January 1, 2006, the Company's net income for the year ended December 31, 2007 is $2.6 million lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted net income per share for the year ended December 31, 2007 was $0.11 cents lower than if the Company had continued to account for share-based compensation under APB 25.

As a result of adopting SFAS 123R on January 1, 2006, the Company's net loss for the year ended December 31, 2006 is $2.8 million higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the year ended December 31, 2006 was $0.12 cents higher than if the Company had continued to account for share-based compensation under APB 25.

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

The following table illustrates the effect on the Company's net loss and net loss per share had the Company accounted for share-based compensation in accordance with SFAS 123 for the year ended December 31, 2005 (in thousands, except per share data):

2005
Net loss, as reported	$(653)
Add: Total share-based employee compensation expense included in reported net income	957
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards	(3,498)
Pro forma net loss	$(3,194)

Basic and diluted net loss per share:
As reported	$(0.03)
Pro Forma	$(0.13)

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

Stock Options

The Company has used the Black-Scholes option pricing model in calculating the fair value of options granted. The assumptions used and the weighted-average information for the years ended December 31, 2005, 2006 and 2007 are as follows:

	Year Ended December 31,
	2005	2006	2007
Risk-free interest rate	4.3%	4.6%	4.5%
Expected life	5 years	4.6 years	4.6years
Expected volatility	114.0%	68.7%	68.7%

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

A summary of the stock option activity under the Plan is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share

Balance, December 31, 2004	2,600,331	$0.69-$38.25	$6.80
Granted	389,900	$10.73-$26.58	$15.63
Expired/Canceled	(114,352)	$0.99-$31.32	$14.80
Exercised	(246,070)	$0.69-$13.69	$2.81
Balance, December 31, 2005	2,629,809	$0.69-$38.25	$8.13
Granted	63,100	$7.29-$12.84	$8.03
Canceled	(61,470)	$0.69-$38.25	$14.34
Forfeited	(144,067)	$0.69-$38.25	$10.70
Exercised	(249,641)	$0.69-$5.72	$2.53
Balance, December 31, 2006	2,237,731	$1.05-$31.32	$8.42
Granted	145,000	$7.32-$10.83	$9.39
Canceled	(13,724)	$1.62-$22.96	$14.56
Forfeited	(209,106)	$9.76-$28.32	$8.42
Exercised	(180,968)	$1.05-$11.20	$2.85
Balance, December 31, 2007	1,978,933	$1.47-$31.32	$7.61

A summary of the total stock options outstanding as of December 31, 2007 is as follows:

Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
677,194	$1.47 to $2.97	$2.15	4.44 years
443,760	$3.00 to $3.42	$3.40	5.58 years
413,598	$3.48 to $11.46	$8.22	6.79 years
444,381	$11.76 to 31.32	$19.56	5.53 years
1,978,933	$1.47 to $31.32	$7.61	5.43 years

(in thousands except share and per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Options exercisable at December 31, 2007	1,683,383	$6.79	$7,603	4.18 Years

Vested and expected to vest at December 31, 2007	1,962,123	$7.74	$7,706	6.56 Years

The following table summarizes stock option activity for the years ended December 31, 2005, 2006 and 2007:

(in thousands except per share data)	Year Ended December 31,
Options:	2005	2006	2007
Weighted-average grant date fair value of options granted during the period	$13.52	$4.69	$5.49
Total intrinsic value of options exercised during the period	$3,346	$1,656	$1,100

Restricted Stock

During the years ended December 31, 2005, 2006 and 2007, the Company granted awards to receive 279,750, 872,800 and 298,119, respectively, restricted stock units to employees under the Plan. The restricted stock units either cliff-vest or vest periodically between three months and forty-eight months after the grant date.

During the years ended December 31, 2005, 2006, and 2007 a total of 18,193, 130,960 and 78,043 restricted stock units were forfeited, respectively, due to employee terminations.

Beginning in the second quarter of 2007, for restricted stock awards granted to Audible employees as part of their compensation package, the fair value is determined by the opening price of Audible's common stock on the grant date, which for new employees is the employee's start date. Prior to the second quarter of 2007, the fair value for restricted stock awards was determined by the closing price of Audible’s common stock on either the day immediately preceding a new employee’s start date or the date immediately preceding the grant date for existing employees. This change in policy had no impact on any previously granted restricted stock awards. Under the terms of the restricted stock awards, unless different provisions are noted on the restricted stock award, the Company is required to issue to the recipient the number of whole shares of common stock that equals the number of vested whole restricted stock shares following the date on which the restricted stock share becomes vested.

The following table summarizes non-vested restricted stock activity through December 31, 2007:

		Weighted-Average Grant-Date
Nonvested Restricted Stock	Units	Fair Value

Nonvested at December 31, 2004	--	--
Granted	279,750	$16.14
Forfeited	(18,193)	$15.33
Vested	(3,474)	$14.13
Nonvested at December 31, 2005	258,083	$16.39
Granted	872,800	$9.87
Forfeited	(130,960)	$11.12
Vested	(19,938)	$14.85
Nonvested at December 31, 2006	979,985	$11.27
Granted	298,119	$9.67
Forfeited	(78,043)	$10.33
Vested	(165,338)	$10.32
Nonvested at December 31, 2007	1,034,723	$10.72

The following table summarizes restricted stock for the years ended December 31, 2005, 2006 and 2007:

(in thousands except share and per share data)	Year Ended December 31,
Restricted Stock:	2005	2006	2007
Weighted-average grant date fair value of shares granted during the year	$16.14	$9.87	$9.67
Total fair value of shares that vested during the year	$49	$296	$1,821

Total common stock available for future stock option and restricted stock grants are approximately 2.3 million shares.

Warrants

The Company has issued in the past common stock warrants to third parties in exchange for services. The fair values of warrants issued in exchange for services are determined by the Black-Scholes model in accordance with EITF Issue No. 96-18 and are recognized as an expense under fixed plan or variable accounting depending on the terms of the agreements over the periods in which services are being performed. The assumptions used in the Black-Scholes pricing model to calculate fair values, including risk-free interest rate and volatility, were determined using available information on the measurement date. Expected dividend yield of zero was used for all calculations. For the years ended December 31, 2005, 2006 and 2007, no expense was recognized as all warrants were fully vested as of December 31, 2004.

A summary of the warrant activity for the years ended December 31, 2005, 2006 and 2007 is as follows:

	Number of Warrants	Exercise Price Per Share	Weighted Average Exercise Price Per Share
Balance, December 31, 2004	1,035,329	$0.03-$150.00	$16.96
Exercised	(147,771)	$1.29-$12.00	$2.83
Issued	--	--	--
Expired	(4,169)	$14.07-$22.95	$21.24
Balance, December 31, 2005	883,389	$0.03-$150.00	$19.22
Exercised	(167,199)	$2.73-$4.50	$4.49
Issued	--	--	--
Expired	(2,332)	$1.14-$1.62	$1.48
Balance, December 31, 2006	713,858	$0.03-$150.00	$22.73
Exercised	(28,000)	$2.73	$2.73
Issued	--	--	--
Expired	(301,525)	$2.55-$150.00	$30.28
Balance, December 31, 2007	384,333	$0.03-$21.00	$18.26

During 2005, 31,105 warrants were exercised through cashless transactions in accordance with the original terms of the warrant agreements. Accordingly, the number of shares of common stock issued as a result of these cashless exercises was 23,733 shares. During 2006, 533 warrants were exercised through a cashless transaction in accordance with the original terms of the warrant agreement. Accordingly, the number of common shares issued as a result of this cashless exercise was 346. During 2007, a warrant for 28,000 shares was exercised for cash in accordance with the original terms of the warrant agreement.

A summary of the total common stock warrants outstanding and exercisable as of December 31, 2007 is as follows:

Number of Warrants	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
50,000	$0.03	$0.03	1.46 years
1,000	$17.00	$17.00	1.80 years
333,333	$21.00	$21.00	3.10 years
384,333	$0.03-$21.00	$18.26	2.89 years

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

During the year ended December 31, 2007 144,000 shares were repurchased at an average price of $9.82. The Company legally retired the treasury stock during 2007.

As of December 31, 2007, the Company held no shares of common stock as treasury stock.

Comprehensive loss

The following table sets forth comprehensive loss for the periods indicated (in thousands):

	Year Ended December 31,
	2005	2006	2007
Net income (loss)	$(653)	$(8,680)	$2,425
Other comprehensive income (loss):
Foreign currency translation adjustment	15	(51)	(15)
Comprehensive income (loss)	$(638)	$(8,731)	$2,410

(6) Income Taxes

There is no federal provision for income tax expense in 2005, 2006 and a $0.1 million federal tax provision in 2007. As a result of selling certain of its New Jersey state income tax loss benefits for cash, the Company realized $0.7 million, $0.8 million and $3.1 million in state income tax benefits during the years ended December 31, 2005, 2006 and 2007, respectively.

The components of loss before income taxes are as follows (in thousands):

	December 31,
	2005	2006	2007
Domestic	$113	$(8,411)	$(791)
Foreign	(1,505)	(1,024)	228
Total	$(1,392)	$(9,435)	$(563)

The difference between the actual income tax benefit and that computed by applying the U.S. federal income tax rate of 34% to pretax (loss) income is summarized below (in thousands):

	Year Ended December 31,
	2005	2006	2007
Computed “expected” tax (benefit) expense	$(473)	$(3,208)	$(191)
(Increase) decrease in tax (benefit) expense resulting from:
State tax benefit, net of federal benefit	(488)	(507)	(2,077)
Increase/(decrease) in the federal valuation allowance	(301)	1,932	(1,342)
Foreign losses	512	472	52
Permanent differences	11	542	411
Foreign taxes and credits	--	14	159
Total	$(739)	$(755)	$(2,988)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2006 and 2007 are as follows (in thousands):

	December 31,
	2006	2007
Deferred tax assets:
Net operating loss carryforwards	$46,070	$40,656

Book depreciation in excess of tax depreciation	810	1,008
Investments	--	166
Deferred compensation and accrued vacation	98	53
Deferred revenue	679	754
Deferred rent	105	337
Allowance for sales refunds and chargebacks	30	52
Stock based compensation	2,056	3,210
Accrued expense	--	139
Patents and trademarks	68	63
Other, net	35	9
Total deferred tax assets	49,951	46,447

Deferred tax liability:
Prepaid expense	(240)	(137)
Net deferred tax assets	49,711	46,310

Less valuation allowance	49,711	46,310
Net deferred taxes	$--	$--

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the Company’s historical net losses, management believes it is more likely that not that the Company will not realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance, which decreased by $2.1 million, increased by $1.9 million, and decreased by $3.4 million in 2005, 2006 and 2007 respectively, has been recorded on the deferred tax assets as of December 31, 2005, 2006 and 2007.

A deduction in the amount of $2.4 million in 2006 attributable to stock options and warrants is not being reflected in the net operating loss carry-forwards for the deferred tax assets until such time that the deduction reduces tax payable In 2007 the deduction was used to offset federal income tax..

As of December 31, 2007, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $116.0 million, which begin to expire in 2010 if not used to offset future taxable income. As of December 31, 2007, the Company has net operating loss carry-forwards for New Jersey income tax purposes of approximately $32.5 million which begin to expire in 2008 if not used to offset future taxable future. As of December 31, 2007, the Company has foreign net operative losses of $2.3 million which can be carried forward indefinitely.

The Company has experienced certain ownership changes, which under the provisions of Section 382 of the Internal Revenue Code 1986, as amended; result in an annual and aggregate limitation on the Company’s ability to utilize its net operating losses in the future. The Company has conducted a study to determine the extent of the limitations.

Based on the study, the Company has had four separate changes in control. However, in each case, the annual and aggregate limitations will not hamper the Company’s ability to utilize its net operating losses in the future.

(7) Audible UK

In February 2005, the Company established Audible UK. Audible, Inc. purchased one share of Audible UK stock on February 7, 2005, which at that date became a wholly-owned subsidiary of Audible Inc. Audible UK began commercial operations in June 2005.

(8) Audible Germany Agreement

On August 30, 2004, the Company, Verlagsgruppe Random House GmbH (“Random House”) and Holtzbrinck Networxs AG (“Holtzbrinck”) entered into a joint venture agreement (the “Joint Venture”) to form Audible GmbH (“Audible Germany”). Random House is an affiliate of Bertelsmann AG. Bertelsmann AG and its affiliates own less than 2% of Audible's common stock, as of December 31, 2007.

Audible Germany has the exclusive rights to operate a German language Audible Web site. Under the original Joint Venture agreement, Random House and Holtzbrinck each contributed a nominal amount in exchange for each receiving a 24.5% interest in Audible Germany. The Company was required to contribute a nominal amount in exchange for a 51% interest in Audible Germany. After the initial formation, Random House and Holtzbrinck were to provide additional equity financing of approximately $1.5 million each in certain installments, subject to Audible Germany meeting certain milestones. The full amount has been funded by Random House and Holtzbrinck. In the event of liquidation of Audible Germany, this additional financing by Random House and Holtzbrinck accrues interest at 8% per annum and is senior to Audible's capital investment. In July 2006, a new investor, Lubbe, contributed €0.3 million for a 5% interest in Audible Germany. This contribution reduced the Company’s interest to 48% and Random House’s and Holzbrinck’s ownership percentage to 23.5% each.  In connection with the admission of Lubbe to the joint venture, the original Joint Venture was amended effective July 3, 2006.

In October 2006, the Joint Venture agreement was further amended to provide for additional financing commitments by for the investors. Accordingly, additional contributions were made by the Company and Holtzbrinck in October 2006 and December 2006. During the fourth quarter of 2006, the Company contributed €0.3 million, or $0.4 million, which includes the amount that was due to the Company from Audible Germany for services performed during the twelve month period ended December 31, 2006, and Holtzbrinck contributed €0.7 million. In addition, the Company contributed a nominal amount and Holtzbrinck contributed a nominal amount as statutory capital contributions during the fourth quarter of 2006. These contributions further changed the ownership percentages to 44.9% for the Company, 30.9% for Holtzbrinck, 19.5% for Random House, and 4.7% for Luebbe.

During the first quarter of 2007, the Company contributed an additional amount of $0.1 million for the amount that was due to the Company from Audible Germany for services performed during this period. This contribution further changed the ownership percentage to 45.3% for the Company, 30.7% for Holtzbrinck, 19.4% for Random House, and 4.6% for Lubbe.

In July 2007, a second amendment was signed and executed to the Joint Venture agreement, which stipulated the additional financing commitments for the Company, Holtzbrinck, Random House, and a new investor, CSW. CSW, incorporated in Germany, is an entity owned 100% by the managing director of Audible Germany. Additional contributions were made by these investors as follows: Audible, Inc., €0.7 million, Holtzbrinck, €0.5 million, Random House, €0.3 million, and CSW, €0.2 million. In addition, each investor contributed statutory capital contributions of less than €0.1 million. These contributions further changed each investor’s ownership percentage to 45.4% for the Company, 29.7% for Holtzbrinck, 19.5% for Random House, 3.4% for Lubbe, and 2.0% for CSW. The Company may, but is not obligated to, contribute additional capital to the entity. Any profits distributed by Audible Germany are to be distributed in accordance with the ownership interests.

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

Prior to the additional contribution made in July 2006, the Company’s ownership percentage was greater than 50%. Under EITF 96-16, Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, the Company had determined that the minority shareholders, together, have significant participatory rights, allowing them to participate in significant decisions of Audible Germany and to block significant decisions proposed by Audible. As a result of the significant participatory rights held by the minority shareholders, the Company did not have unilateral control over Audible Germany. Therefore, Audible did not consolidate the results of Audible Germany but rather accounted for its investment in Audible Germany under the equity method of accounting. Under the equity method of accounting, the Company records its shares of the profits, if any, and its share of the equity losses but only until such time that the Company records losses equal to the initial investment of the Company plus any profits previously recorded. The initial investment was reduced to zero during 2004. Subsequent to the additional fundings made in July 2006, October 2006, December 2006, March 2007 and July 2007, the Company’s ownership percentage was reduced to 45.4% and therefore the equity method of accounting for the investment in Audible Germany continues to apply regardless of the significant participatory rights of the other investors.

In connection with the Joint Venture, on August 30, 2004, the Company entered into a license and services agreement with Audible Germany (the “License”). Under the License, Audible Germany launched a German language spoken word audio service. The terms provide for the Company to provide intellectual property and substantially all of the technological infrastructure for the operation of the service. In return, Audible Germany is required to pay Audible $0.9 million evenly over a period of 30 months, beginning in September 2004. Every 60 days during this agreement, the parties meet to review and accept the services. The monthly payments were subject to refund if Audible Germany does not accept the services, subject to reasonable cure. Under the License, Audible recognizes $0.1 million of revenue per quarter once Audible Germany has agreed that the services delivered were satisfactory and collection of the amount is reasonably assured. Also under the License, Audible Germany will pay the Company royalties ranging from 0.5% to 3% of revenue up to an annual royalty cap of the U.S. dollar equivalent of €1.5 million, subject to Audible Germany achieving certain operating margins. No royalties have been received by the Company under the License as of December 31, 2007.

During the years ended December 31, 2005, 2006 and 2007, the Company recognized $0.4 million, $0.3 million and $0.1 million, respectively, in related party revenue under the license agreement as the related services were delivered and accepted. In addition, the Company recognizes revenue for certain consulting services and related incremental reimbursable costs incurred in connection with the License in accordance with EITF 01-14. These amounts are included in related party revenue on the condensed consolidated Statements of Operations. During the years ended December 31, 2005, 2006, and 2007, $0.1 million, $0.4 million and $0.4 million was recognized, respectively. Revenues under the License have been fully recognized.

As of December 31, 2007, the Company recorded a $0.4 million loss on equity investment which included $0.3 million loss on a pro-rata basis Audible’s share of loss on its investment made in August 2007 in Audible Germany under the equity method, and $0.1 million when Audible agreed to contribute as additional non-cash equity investment in Audible Germany amounts owed to it by Audible Germany, on the accompanying 2007 consolidated Statements of Operations.

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

The Company accrues for amounts to be paid to Audible Germany related to net profit earned by Audible, Inc. at the Apple Germany iTunes Store. These amounts are included in accrued expenses in the consolidated Balance Sheets as of December 31, 2006 and 2007, and marketing expense in the consolidated Statements of Operations.

As of December 31, 2007, the Company had an account receivable balance of $0.4 million, and an accrued expense balance of $0.7 million related to Audible Germany.

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

Under the Agreement, in the quarter ended March 31, 2005, France Loisirs launched a French language spoken word audio service through Audio Direct. The terms state that Audible will provide intellectual property and substantially the entire technological infrastructure for the operation of the service. In return, France Loisirs is required to pay Audible $1.0 million, payable as follows: $0.3 million in September 2004, $0.3 million in October 2004, $0.3 million in January 2005 and $0.1 million evenly over the following 12 months. As of December 31, 2006, the Company had received the full amount.

Commencing the first fiscal year after the business achieves positive net income, the Company will receive a royalty of 5% of the business's annual net paid revenue. Net paid revenue refers to net revenues for digital spoken word content after the deduction of taxes but excluding certain hardware revenue. The 5% royalty will apply until the business net paid revenue exceeds €20.0 million. Once net paid revenue exceeds €20.0 million, the Company will receive a flat fee of €1.0 million. If net paid revenue exceeds €33.3 million, the Company will receive a royalty payment of €1.0 million, plus 3% of net paid revenue in excess of €33.3 million. An additional royalty is payable equal to one-half of the distributable pre-tax profits of the business. No royalties have been received by the Company under the License as of December 31, 2007.

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

The $1.0 million in fees are non-refundable and not subject to any acceptance provisions. Since fair values do not exist for the different services (elements) that Audible is providing, the services are considered a single unit of accounting under EITF 00-21 and accordingly, the $1.0 million in fees is recognized as related party revenue on a straight-line basis over the 24-month term, provided collectibility is reasonably assured. As of December 31, 2006, the full amount was collected and recognized as revenue.

The Company recognized $0.5 million and $0.4 million of revenue during December 31, 2005 and 2006, respectively. In addition, the Company recognizes related party revenue for billings for certain consulting services and related incremental reimbursable costs incurred in connection with the Agreement in accordance with EITF 01-14.

During the years ended December 31, 2005, 2006 and 2007, the Company recognized $0.1 million, $0.2 million and $0.1 million, respectively. These amounts are included in related party revenue on the consolidated Statements of Operations.

The Company accrues for amounts to be paid to France Loisirs related to net profit earned by Audible, Inc. at the Apple France iTunes Store. These amounts are included in accrued expenses in the consolidated Balance Sheets as of December 31, 2006 and 2007, and marketing expense in the consolidated Statements of Operations.

As of December 31, 2007, the Company had an account receivable balance of $0.1 million and an accrued expense balance of $0.1 million related to France Loisirs.

(10) Apple Agreement

In July 2006, the Company entered into a global master agreement with Apple Computer, Inc. that replaced the principal agreements entered into with Apple during 2002 and 2003. Pursuant to the new agreement, the Company continues to be the exclusive source of audiobooks, book-related content, and other spoken-word material to Apple’s iTunes Stores worldwide and will continue to provide the iTunes Store with comedy, lectures, speeches, periodicals, educational programs, Audible originals, spiritual programming, paid podcasts, and other spoken-word programs. All Audible content will continue to receive branding within the audio stream and visually in the iTunes Store. All Apple iPods and iTunes applications will continue to be AudibleReady and will work with the Audible service. Under the new agreement, the Company has agreed to certain exclusivity obligations that restrict the Company to varying degrees from integrating Audible content into other internet-based services. The new agreement also provides that the Company’s revenue is formula-driven, based upon the selling price on the iTunes Store and the content cost. Under the old agreements, the Company’s revenue was a fixed price, based upon a percentage of either the manufacturer’s suggested retail price or amount the item was sold for on the Audible service. This change in payment structure resulted in a change in the manner in which the Company calculates revenue under the new agreement. The new agreement also changes the terms of the revenue share payments due to Apple. Under the terms of the previous agreements, the Company paid Apple a revenue share based on number of customers who used the iTunes software to download digital audio. In the new agreement, the revenue share paid to Apple is a percentage of sales made by customers who are referred directly by Apple to the Company’s Web site. The new revenue formula was implemented January 1, 2007. The term of the new agreement expires on September 30, 2010.

(11) Product Development, Licensing, Marketing and Distribution Agreement

On May 16, 2005, the Company entered into a five-year agreement with a new content provider to develop, license, market and distribute audio content. The Company is paid an exclusivity fee, a product development fee and production fees for audio content produced under the agreement. In addition, the Company makes royalty and revenue sharing payments to the content provider based on sales of the products produced.

As of the years ended December 31, 2005, 2006 and 2007, the Company billed the publisher $0.5 million, $1.2 million, and $1.7 million, respectively. The fees associated with this agreement are being amortized over a 58-month period beginning in the month the Company commenced production of audio in July 2005 through the expiration of the agreement.

During the years ended December 31, 2005, 2006, and 2007, the Company recorded $0.1 million, $0.3 million and $0.5 million, respectively, as other revenue in connection with this agreement.

As of December 31, 2005, 2006 and 2007, the Company recorded $0.3 million, $0.3 million and $0.4 million as deferred revenue current respectively, and $0.1 million $0.5 million and $0.5 million as deferred non-current, respectively, on the accompanying consolidated Balance Sheets, relating to this agreement, representing cash received in advance of being recognized as revenue.

(12) Employee Benefit Plan

The Company has a 401(K) plan based on contributions from employees and discretionary Company contributions. Beginning January 1, 2005, the Company adopted a policy to match up to the first two-percent of salary contributions made from employees into the 401(K) plan. During the years ended December 31, 2005, 2006 and 2007, the Company made contributions of $0.1 million, $0.2 million and $0.2 million, respectively.

(13) Commitments and Contingencies

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

Audible UK leases office space, which includes office amenities, under a lease that expires in May 2008. The Company also leases office space in Tokyo, Japan where a local representative assists the Company in securing local Japanese content. This lease expires in June 2008. Total future minimum lease obligations at December 31, 2007 under these three lease arrangements are $7.7 million.

Rent expense of $1.2 million was recorded for the year ended December 31, 2007. Access to the space for the new corporate office was provided to the Company at the time the lease was executed in September 2006, so it could design and develop the office as needed in order to move in timely. Based on the Company’s evaluation, this period was included in calculating the straight-line rent expense. Included in rent expense for the year ended December 31, 2006 is $0.3 million for this “rent holiday” period.

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

Summary of Cash Commitments and Obligations

The following table shows the Company’s commitments and obligations of future cash payments as of December 31, 2007:

(in thousands) Year	Operating Leases (1)	Service Agreements	Royalty Obligations (2)	Purchase Commitments	Total Cash Due
2008	$1,055	$1,783	$114	$1,898	$4,850
2009	1,068	189	--	--	1,257
2010	1,141	--	--	--	1,141
2011	1,215	--	--	--	1,215
2012	1,259	--	--	--	1,259
Thereafter	1,996	--	--	--	1,996
Total	$7,734	$1,972	$114	$1,898	$11,718

(1) Of the $7.7 million in total operating leases, $7.6 million is related to the Company’s office lease agreement entered into in September 2006.

(2) Of the $0.1 million in total royalty obligations, less than $0.1 million is recorded in accrued expenses and less than $0.1 million is recorded as royalty obligations, non-current in the accompanying December 31, 2007 consolidated Balance Sheet. The remaining less than $0.1 million is related to content that has not yet been delivered as of December 31, 2007.

Contingencies

Various legal actions, claims, assessments and other contingencies arising in the normal course of business, in addition to the matters described below, are pending against the Company. All of these matters are subject to many uncertainties, and it is possible that some of these matters could be ultimately decided, resolved or settled adversely. The Company has recorded accruals for losses related to those matters which it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at December 31, 2007 that may result from those matters for which accruals have been recorded may differ, the Company believes that any amounts exceeding the recorded accruals would not be material to the consolidated financial position or results of operations.

New Jersey Class Action

Starting on or about February 22, 2005, several class actions were filed against the Company and two of the Company’s executives in the United States District Court for the District of New Jersey. The plaintiffs purported to represent a class consisting of all persons (other than the Company’s officers and directors and their affiliates) who purchased the Company’s securities between November 2, 2004 and February 15, 2005 (the “Class Period”). The plaintiffs alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under by failing to make complete and accurate disclosures concerning the Company’s future plans and prospects. The individual defendants were also alleged to be liable under Section 20(a) of the Exchange Act. All of the defendants were alleged to have sold stock at inflated prices during the Class Period. In December 2005, the United States District Court for the District of New Jersey consolidated the class action, appointed a group of lead plaintiffs and appointed lead plaintiff’s counsel. By prior agreement, the plaintiff’s consolidated amended complaint was filed on February 14, 2006. The plaintiffs sought unspecified monetary damages and their reasonable costs and expenses, including counsel fees and expert fees. The defendants moved to dismiss the pleading. In March 2007, the Court granted the defendants’ motion to dismiss the plaintiffs’ consolidated amended complaint. The plaintiffs filed a motion for reconsideration. In December 2007, the Court denied the motion for reconsideration. The time for an appeal has now expired without any appeal being filed.

In April 2005, a derivative action was filed in a New Jersey state court against the Company, the two executives named as individual defendants in the class actions described above, six of the Company’s outside directors, and three stockholders. The derivative action was based on the same factual allegations as the class actions described above and added allegations that the six outside directors named as defendants and/or the stockholders who nominated them sold stock at inflated prices at or about the time of the secondary offering of securities that the Company made in November 2004. The plaintiff in this derivative action purported to seek a recovery of the damages allegedly sustained by the Company rather than by investors who allegedly purchased securities at inflated prices.

In May 2005, the Company learned of a second derivative action, which was filed during April 2005 in the United States District Court for the District of New Jersey against the Company, the two executives named as individual defendants in the class actions described above, and all seven of the Company’s outside directors.  The derivative action was based on the same allegations as the class actions described above and added allegations that all of the individual defendants were responsible for an alleged failure of internal controls that resulted in the 45-day delay in the filing of the Company’s Form 10-K for 2004. The plaintiff in this derivative action purported to seek a recovery of the damages allegedly sustained by the Company rather than by investors who allegedly purchased securities at inflated prices.

The plaintiffs in the derivative actions voluntarily agreed to stay the derivative actions pending the outcome of the defendants’ motion to dismiss the securities class actions described above, but the courts instead chose to dismiss the actions without prejudice.  Now that the dismissal of the securities class actions is final, the Company does not presently anticipate these derivative actions will be re-filed.

IPO Litigation

In June 2001, the Company was named as a defendant in a securities class-action filed in United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in July 1999.  The lawsuits also named certain of the underwriters of the IPO, including Credit Suisse First Boston Corporation, J.P. Morgan Chase & Co., Volpe Brown Whelan & Co., LLC, and Wit Capital Corporation, as well as officers and directors of the Company Andrew J. Huffman, Donald R. Katz, Andrew Kaplan, Richard Brass, R. Bradford Burnham, W. Bingham Gordon, Thomas P. Hirschfeld, Winthrop Knowlton, and Timothy Mott, as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”).  The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock.  An amended complaint was filed April 19, 2002.  The Company and the officers and directors identified above were named in the suits pursuant to Section 11 of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Exchange Act, and other related provisions.  The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the Court ruled on the motions.  The Court granted the Company’s motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against the Company.  The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company.  In addition, the individual defendants in the IPO Litigation, Donald R. Katz, Andrew P. Kaplan, Richard Brass, R. Bradford Buroham, W. Bingham Gordon, Thomas P. Hirschfeld, Winthrop Knowlton, and Timothy Mott signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

In June 2004, the agreement of partial settlement was submitted to the court for preliminary approval. The proposed partial settlement was between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.  On August 31, 2005 the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes.  The court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006.  The settlement fairness hearing occurred on April 24, 2006, and the court reserved decision at that time.

While the partial settlement was pending approval, the plaintiffs continued to litigate their cases against the underwriter defendants.  The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated.  The Company’s case is not one of these focus cases.  On October 13, 2004, the district court certified the focus cases as class actions.  The underwriter defendants appealed that ruling, and on December 5, 2006, the United States Court of Appeals for the Second Circuit reversed the district court’s class certification decision.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing.

In light of the Second Circuit’s opinion, we informed the district court that the issuers’ settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the district court entered an order terminating the settlement agreement.  We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. On August 14, 2007, the plaintiffs re-pled their complaints against the focus cases and, on September 27, 2007, again filed motions for class certification.  The focus case issuer and underwriter defendants have moved for dismissal of these second amended complaints.  The motions for class certification are being briefed. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

Simmonds Litigation

On October 9, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against Credit Suisse Group and JP Morgan Chase & Co., the lead underwriters of the Company’s initial public offering in July 1999, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p (b).  The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on July 16, 1999, through at least July 15, 2000.  It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions.  The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b).  The Company was named as a nominal defendant in the action, but has no liability for the asserted claims.  No directors or officers of the Company are named as defendants in this action.  On February 25, 2008, Ms. Simmonds filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint.  The Company has waived service and is in the process of considering what, if any, action to take in response to this litigation.  They Company believes that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

Digital Reg

On October 5, 2007, Digital Reg of Texas, LLC, a patent holding company, filed a complaint in the U.S. District Court for the Eastern District of Texas, alleging that the Company, among numerous other defendants, infringes a patent purportedly relating to the Company’s Digital Rights Management technology.  The Company intends to defend against the claim vigorously, but at this time is unable to predict the outcome of the suit or reasonably estimate any possible loss.

Merger Litigation

On February 20, 2008, two individuals who allege they are stockholders of Audible commenced an action in the Superior Court of New Jersey, Equity Division, Essex County against the Company, six of Audible’s seven directors, Amazon and an affiliate of Amazon.  The case is captioned Leah Solomon, et al. v. Donald R. Katz, et al.  The plaintiffs seek to represent a class consisting of all of Audible’s stockholders other than the defendants.  The plaintiffs allege that $11.50 per share was an inadequate price for Audible and that Audible’s directors breached their fiduciary duties by agreeing to sell Audible to Amazon at that price and by pursuing a defective sales process.  The plaintiffs allege that the Merger Agreement contained provisions which inappropriately limited the possibility that another potential buyer would make a superior bid.  The plaintiffs allege that Amazon and its affiliate aided and abetted the breaches of fiduciary by Audible’s directors.  Finally, the plaintiffs allege that the disclosures concerning the proposed transaction that were made by Audible in the Schedule 14D-9 were incomplete or inaccurate.  The plaintiffs sought to enjoin consummation of the proposed transaction or if consummated, to rescind it or to obtain an award of damages equivalent to rescission.  On February 29, 2008, the defendants entered into a memorandum of understanding with the plaintiffs pursuant to which Audible made the additional disclosures in their filings with the SEC related to the acquisition and the parties will ask the court to approve a settlement binding on the entire class pursuant to which the plaintiffs' claims will be dismissed with prejudice, the defendants will receive a general release, and the plaintiffs' counsel will be awarded attorneys' fees.

(14) Customer Concentration

Apple Computer accounted for 15.0%, 23.8% and 29.9% of total revenue for the years ended December 31, 2005, 2006 and 2007.

Apple Computer accounted for 64.1% and 71.8% of the Company's accounts receivable as of December 31, 2006 and 2007.

(15) Supplemental Disclosure of Cash Flow Information

The following supplemental information relates to Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007:

Non-Cash Financing and Investing Activities

No capital leases were entered into during the 2005, 2006 or 2007 years.

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

During 2007, there were no warrants were exercised through a cashless transactions.

Cash Paid for Interest

Interest paid was less than $0.1 million during the year ended December 31, 2005, respectively. No interest was paid in cash for the years ended December 2006 or 2007.

Taxes Paid

Amounts paid for income taxes were nominal during the years ended December 31, 2005 and 2006. In 2007 the Company paid $0.1 million in federal income tax.

(16) Financial Information by Geographic Area

Revenues and long-lived assets for the Company's U.S. and UK operations are as follows (in thousands):

	United States	United Kingdom	Consolidated
December 31, 2005
Revenues	$62,783	$454	$63,237
Long-lived assets	8,239	34	8,273

December 31, 2006
Revenues	$78,764	$3,268	$82,032
Long-lived assets	8,887	43	8,930

December 31, 2007
Revenues	$104,198	$5,770	$109,968
Long-lived assets	11,566	39	11,605

(17) Adoption of SAB 108

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

(18) Quarterly Results (UNAUDITED)

The following tables contain select unaudited quarterly consolidated financial data for each quarter of 2006 and 2007. The consolidated operating results for any quarter are not necessarily indicative of results for any future period.

(dollars in thousands, except share and per share data)	YEAR ENDED DECEMBER 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue, net	$19,715	$19,141	$20,026	$23,150
Cost of content and services revenue	8,281	8,025	8,547	10,152
Cost of hardware revenue	675	206	826	246
Cost of related party revenue	158	171	169	139
Gross Margin	10,601	10,739	10,484	12,613
Operations	3,102	2,854	2,987	3,225
Technology and development	3,694	4,362	4,625	4,303
Marketing	4,301	3,573	3,340	4,108
General and administrative	3,201	2,663	2,743	3,402
Total operating expenses	23,412	21,854	23,237	25,575
(Loss) before income taxes	(3,037)	(2,179)	(2,522)	(1,697)
Net loss	$(3,040)	$(2,182)	$(2,525)	$(933)
Basic net loss per share	(0.12)	(0.09)	(0.10)	(0.04)
Diluted net loss per share	(0.12)	(0.09)	(0.10)	(0.04)
Basic weighted average shares outstanding	24,481,751	24,501,629	24,348,938	24,158,857
Diluted weighted average shares outstanding	24,481,751	24,501,629	24,348,938	24,158,857

(dollars in thousands, except share and per share data)	YEAR ENDED DECEMBER 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue, net	$25,264	$25,947	$27,618	$31,139
Cost of content and services revenue	11,516	11,283	12,063	13,673
Cost of hardware revenue	179	121	95	221
Cost of related party revenue	129	108	133	106
Gross Margin	13,440	14,435	15,327	17,139
Operations	3,826	3,406	3,761	3,894
Technology and development	4,571	4,569	4,680	4,504
Marketing	3,904	4,049	4,300	4,692
General and administrative	3,104	3,359	3,609	3,831
Total operating expenses	27,229	26,895	28,641	30,921
Loss (income) before income taxes	(1,186)	(94)	(140)	857
Net (loss) income	$(1,210)	$(125)	$(192)	$3,952
Basic net (loss) income per share	(0.05)	(0.01)	(0.01)	0.16
Diluted net (loss) income per common share	(0.05)	(0.01)	(0.01)	0.16
Basic weighted average shares outstanding	24,205,043	24,279,102	24,349,644	24,406,910
Diluted weighted average shares outstanding	24,205,043	24,279,102	24,349,644	25,033,566

(20) Subsequent Events

On March 18, 2008, following the completion of a tener offer by AZBC Holding, Inc. (“Purchaser”), a wholly-owned subsidiary of Amazon.com, Inc. (“Amazon”), Purchaser was merged into Audible, Inc. pursuant to an Agreement and Plan of Merger, dated January 30, 2008. Audible is now a wholly-owned subsidiary of Amazon.